Form 10-Q
period 1995-04-30
AEROSONIC CORP /DE/
filed 1995-06-09
CIK 109471

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED        April 30, 1995      COMMISSION FILE NO.   0-4988
                           --------------                            ------

                            AEROSONIC CORPORATION
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                             74-1668471
- ---------------------------------------------------------  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1212 No. Hercules Avenue, Clearwater, Florida                      34625
- ------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

                                (813) 461-3000
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                Non applicable
- ------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X         NO
                             -------        --------

Securities registered pursuant to Section 12 (g) of the Act.

                         Common Stock ($.40 par value)
                         -----------------------------
                                (Title of Class)

                                     INDEX

                             AEROSONIC CORPORATION

                                                                             Page No.
                                                                             -------
   PART I.       FINANCIAL INFORMATION
   ------        ---------------------

   Item 1.       Financial Statements  (unaudited)

                 Condensed Balance Sheets  -                                      2
                          April 30, 1995 and January 31, 1995

                 Condensed Statements of Income  -                                3
                          Three months ended April 30, 1995 and 1994

                 Condensed Statements of Cash Flows  -                            4
                          Three months ended April 30, 1995 and 1994

                 Notes to Condensed Financial Statements  -                       5
                          April 30, 1995

   Item 2.       Management's Discussion and Analysis of                        6 - 7
                          Financial Condition and Results of Operations

   SIGNATURES                                                                     8
   ----------


   PART II.   OTHER INFORMATION
   ----------------------------

   ITEM 6.       Exhibits and Reports on Form 8-K

                 Exhibit 11  -  Computations of Earnings Per Share                9

                 Exhibit 27 -   Financial Data Schedule (for SEC use only)

AEROSONIC CORPORATION
  Condensed Balance Sheets

  (In thousands, except per share data)            April 30      January 31
                                                     1995           1995
                                                     ----           ----
Assets                                            (unaudited)
Current assets:
  Cash and cash equivalents                            337            573
  Receivables:
    Trade, less allowance of $57 at 4/95 and 1/95    3,508          3,270
    Officers and employees                              42             44
    Other                                               85             80
    Income tax                                         276            290
  Inventories                                        6,160          6,026
  Prepaid expenses                                      63             64
  Deferred income tax benefit                          463            463
                                                    ------         ------

      Total current assets                          10,934         10,810

Property, plant and equipment
  Less allowance for depreciation                    6,270          6,112

Other assets                                         1,035          1,043
                                                    ------         ------

                                                    18,239         17,965
                                                    ======         ======

Liabilities and shareholders' equity

Current liabilities:
  Current installments of long-term debt               764            817
  Accounts payable, trade                            1,297            678
  Other accrued expenses                               828          1,018
  Litigation costs                                     815            815
                                                    ------         ------

      Total current liabilities                      3,704          3,328

Long-term debt, less current installments            2,966          3,114
Deferred income taxes                                  465            465

Shareholders' equity:
  Common stock, $.40 par; 8,000,000 shares
    authorized; 3,986,262 shares issued              1,595          1,595
  Additional paid-in capital                         3,410          3,407
  Retained earnings                                  6,421          6,392
  Less treasury stock, 194,571 shares
    at 1/31/95 186,772 shares at 4/30/95              (322)          (336)
                                                    ------         ------
      Total shareholders equity                     11,104         11,058
                                                    ------         ------
                                                    18,239         17,965
                                                    ======         ======

      Note: The balance sheet at January 31, 1995 has been derived from the audited financial statements at this date.

      See Notes to Condensed Financial Statements.

AEROSONIC CORPORATION
  Condensed Statements of Income (Unaudited)
   (In thousands, except per share data)

                                         THREE MONTHS ENDED
                                              APRIL 30
                                         ------------------
                                         1995          1994
                                         ----          ----
Net sales                               $5,033         7,357

Cost of goods sold                       3,705         5,478
                                        ------         -----
    Gross Profit                         1,328         1,879

Selling, general and administrative
  expenses                               1,215         1,301
                                        ------         -----
    Operating Income                       113           578
                                        ------         -----
Other income (deductions):
  Interest expense, net                     70            43
  Other, net                                (3)          (10)
                                        ------         -----
                                            67            33
                                        ------         -----
    Income before income taxes              46           545

Income taxes                                17           205
                                        ------         -----
    Net Income                          $   29           340
                                        ======         =====

Earnings per share:                     $ 0.01          0.09
                                        ======         =====
Weighted average number
  of shares outstanding                 $3,793         3,799
                                        ======         =====

AEROSONIC CORPORATION
  Condensed Statements of Cash Flows (Unaudited)
        (In Thousands)

                                                      THREE MONTHS ENDED
                                                           APRIL 30
                                                      ------------------
                                                      1995          1994
                                                      ----          ----
Cash flows from operating activities:
  Net income                                             29         340
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     181         201
      Change in deferred income taxes                    --          12
      Net increase (decrease) in cash due to
        changes in current assets and liabilities        29        (833)
                                                      -----       -----
  Net cash provided (used) by operating
    activities                                          239        (280)

Cash flows from investing activities:
  Purchase of fixed assets                             (372)        (43)
  Proceeds from sale of equipment                        37         (15)
  Net increase in other assets                            8        (144)
                                                      -----       -----
  Net cash used in investing activities                (327)       (202)

Cash flows from financing activities:
  Repayment on long-term debt                          (148)       (190)
  Proceeds from borrowing                                --          --
  Purchase of treasury stock                                        (49)
                                                      -----       -----
  Net cash provided/used by financing activities       (148)       (239)

Net increase (decrease) in cash                        (236)       (721)

Cash, beginning                                         573       1,191
                                                      -----       -----

Cash, ending                                            337         470
                                                      =====       =====
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                             70          52
                                                      -----       -----
    Income taxes                                         --         215
                                                      -----       -----

Supplemental disclosure of noncash financing activity:
  During the quarter ended April 30, 1995, the Company reissued 7,799 shares of treasury stock to fund a portion of the Company's tax deferred savings plan.

AEROSONIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 1995


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


Net sales for the three months ended April 30, 1995 ("fiscal 1996") were $5,033,000 as compared to $7,357,000 for the same period last year. All of the sales reduction occurred within the Ordnance Division whose sales were $467,000 as compared to $2,824,000 in the prior year. Ordnance sales for the prior year consisted of the Military Base Closure contract which was completed during the third fiscal quarter.

The Avionics Specialties Division sales were $2,398,000 as compared to $2,393,000 in the prior year. The Clearwater Instrumentation Division Sales increased 1% to $2,168,000. Included in Clearwater Instrumentation sales was a $292,000 settlement for "Termination for Convenience of the Government" of a 32A altimeter contract. In addition to the termination, Aerosonic was removed from the "qualified products list" ("QPL") for the 32A and 31A altimeter. The Company is presently going through the requalification process and expects to be reinstated in the near future.

Cost of goods sold increased by the same percentage over prior year as the
percentage decrease in sales.   Selling, general and administrative expenses
(SG&A) decreased by $86,000 as compared to the prior year quarter. However, SG&A increased as a percentage to sales. While management continues to reduce administrative expenses, the reduction in military ordnance sales did not contribute any major efficiencies in this area.

Working capital decreased by $252,000 during the quarter. This was due to capital expenditures funded with cash. These expenditures were primarily within the Ordnance Division for automotive and truck part manufacturing equipment.

Backlog as of April 30, 1995 was a total of $18,374,000, of which $15,217,000 is related to the Instrument Segment and $3,157,000 is related to the Ordnance Segment.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS

A summary of the period-to-period changes in the principal items include Statement is shown below:

                                    THREE MONTHS ENDED       THREE MONTHS ENDED
                                    4/30/95 -  4/30/94       4/30/95 -  1/31/95
                                    ------------------       ------------------
                                     $ (000)       %         $ (000)        %
                                     -------       -         -------        -
Net sales                             (2,324)     (32)          783       18

Cost of sales                         (1,773)     (32)          (37)      (1)

Operating expenses                       (86)      (7)           65        6

Interest and other expenses               34      103          (779)     (92)

Income taxes                            (188)     (92)          585     (103)

Net income                              (311)     (91)          949     (103)

PART II.   OTHER INFORMATION

AEROSONIC CORPORATION

   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibit  11:  Computation of Earnings Per Share

                 (b) Exhibit 27: Financial Data Schedule (for SEC use only)

                 (c) The Company filed a report on Form 8-K on April 8, 1995 regarding Item 5: Other Events. The
                          Company reported a change in Officers and Directors.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AEROSONIC CORPORATION
                                        ----------------------------------
                                                   (Registrant)



Date: June 8, 1995                      /s/ Herbert J. Frank
      -----------------                 ----------------------------------
                                            Herbert J. Frank, President
                                            and Chief Executive Officer