Form 10-Q
period 1995-07-31
AEROSONIC CORP /DE/
filed 1995-09-15
CIK 109471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED   July 31, 1995      COMMISSION FILE NO.   0-4988
                           -------------                            ------


                              AEROSONIC CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                            74-1668471
        ----------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification No.)

        1212 No. Hercules Avenue, Clearwater, Florida         34625
        ----------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

                                 (813) 461-3000
        ----------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                 Non applicable
        ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES   X         NO
                               -----          -----

Securities registered pursuant to Section 12 (g) of the Act.

                            Common Stock ($.40 par value)
                            ----------------------------
                                  (Title of Class)

                                      INDEX

                              AEROSONIC CORPORATION

                                                                Page No.
                                                                -------
       PART I.         FINANCIAL INFORMATION


       Item 1. Financial Statements  (unaudited)

               Condensed Balance Sheets  -                            2
                       July 31, 1995 and January 31, 1995

               Condensed Statements of Income  -                      3
                       Three months ended July 31, 1995 and 1994

               Condensed Statements of Income  -                      4
                       Six months ended July 31, 1995 and 1994

               Condensed Statements of Cash Flows  -                  5
                       Six months ended July 31, 1995 and 1994

               Notes to Condensed Financial Statements  -             6
                         July 31, 1995

       Item 2. Management's Discussion and Analysis of                7 - 8
                       Financial Condition and Results of Operaions

       SIGNATURES                                                     9



       PART II.   OTHER INFORMATION

       ITEM 6. Exhibits and Reports on Form 8-K

               Exhibit 11  -  Computations of Earnings Per Share      10


















AEROSONIC CORPORATION
  Condensed Balance Sheets

  (In thousands, except per share data)              July 31   January 31
                                                        1995        1995
                                                      -----       -----
Assets                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $   102          573
  Receivables:
    Trade, less allowance of $57 at 7/95 and 1/95     3,050        3,270
    Officers and employees                               35           44
    Other                                                48           80
    Income tax                                          290          290
  Inventories                                         6,267        6,026
  Prepaid expenses                                       52           64
  Deferred income tax benefit                           570          463
                                                     ------       ------
      Total current assets                           10,414       10,810

Property, plant and equipment
  Less allowance for depreciation                     6,713        6,112

Other assets                                            926        1,043
                                                     ------       ------
                                                    $18,053       17,965
                                                     =======     =======
Liabilities and shareholders' equity

Current liabilities:
  Notes Payable                                     $   400          ---
  Current installments of long-term debt                710          817
  Accounts payable, trade                               978          678
  Other accrued expenses                                959        1,018
  Litigation costs                                      815          815
                                                     ------       ------
      Total current liabilities                       3,862        3,328

Long-term debt, less current installments             2,803        3,114
Deferred income taxes                                   465          465

Shareholders' equity:
  Common stock, $.40 par; 8,000,000 shares
    authorized; 3,986,262 shares issued               1,595        1,595
  Additional paid-in capital                          3,410        3,407
  Retained earnings                                   6,240        6,392
  Less treasury stock, 194,571 shares at 1/31/95
    186,772  shares at 7/31/95                         (322)        (336)
                                                     ------       ------
      Total shareholders equity                      10,923       11,058
                                                     ------       ------
                                                    $18,053       17,965
                                                     =======     =======
      Note: The balance sheet at January 31, 1995 has been derived from audited financial statements at this date.
      See Notes to Condensed Financial Statements.

AEROSONIC CORPORATION
  Condensed Statements of Income (Unaudited)
  (In thousands, except per share data)

                                         Three Months Ended
                                              July 31
                                      --------------------
                                         1995         1994
                                      -------      -------
Net sales                               4,767        6,529

Cost of goods sold                      3,751        4,797
                                      -------      -------
    Gross Profit                        1,016        1,732

Selling, general and administrative
  expenses                              1,274        1,286
                                      -------      -------
    Operating Income                     (258)         446
                                      -------      -------
Other income (deductions):
  Interest expense, net                    71           65
  Other, net                              (41)         (24)
                                      -------      -------
                                           30           41
                                      -------      -------
    Income before income taxes           (288)         405

Income taxes                             (109)         156
                                      -------      -------
    Net Income                      $    (179)         249
                                      =======      =======

Earnings per share:                 $   -0.05         0.07
                                      =======      =======
Weighted average number
  of shares outstanding                 3,799        3,792
                                      =======      =======



                                            3

AEROSONIC CORPORATION
  Condensed Statements of Income (Unaudited)
  (In thousands, except per share data)

                                         Six Months Ended
                                              July 31
                                      --------------------
                                         1995         1994
                                      -------      -------
Net sales                               9,800       13,886


Cost of goods sold                      7,456       10,275
                                      -------      -------
    Gross Profit                        2,344        3,611

Selling, general and administrative
  expenses                              2,489        2,587
                                      -------      -------
    Operating Income                     (145)       1,024
                                      -------      -------
Other income (deductions):
  Interest expense, net                   141          108
  Other, net                              (44)         (34)
                                      -------      -------
                                           97           74
                                      -------      -------
    Income before income taxes           (242)         950

Income taxes                              (92)         361
                                      -------      -------
    Net Income                      $    (150)         589
                                      =======      =======

Earnings per share:                 $   -0.04         0.16
                                      =======      =======
Weighted average number
  of shares outstanding                 3,796        3,796
                                      =======      =======



                                            4

AEROSONIC CORPORATION
  Condensed Statements of Cash Flows (Unaudited)
        (In Thousands)

                                                       Six Months Ended
                                                            July 31
                                                    --------------------
                                                       1995         1994
                                                     ------       ------
Cash flows from operating activities:
  Net income                                       $   (150)         589
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     379          403
      Change in deferred income taxes                  (107)          12
      Net increase (decrease) in cash due to
        changes in current assets and liabilities       293         (191)
                                                     ------       ------
  Net cash provided (used) by operating
    activities                                          415          813

Cash flows from investing activities:
  Purchase of fixed assets                           (1,014)      (1,391)
  Proceeds from sale of equipment                        37           69
  Net increase in other assets                          109          (21)
                                                     ------       ------
  Net cash used in investing activities                (868)      (1,343)

Cash flows from financing activities:
  Repayment on long-term debt                          (418)        (394)
  Proceeds from borrowing                               400        1,100
  Purchase of treasury stock                              0          (49)
                                                     ------       ------
  Net cash provided/used by financing activities        (18)         657

Net increase (decrease)  in cash                       (471)         127

Cash, beginning                                         573        1,191

                                                     ------       ------
Cash, ending                                       $    102        1,318
                                                     ======       ======
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                       $    148          104
                                                     ------       ------
    Income taxes                                   $      2          399
                                                     ------       ------

Supplemental disclosure of noncash financing activity:
  During the quarter ended April 30, 1995, the Company reissued 7,799 shares of treasury stock to fund a portion of the Company's tax deferred savings plan.

AEROSONIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS  (UNAUDITED)

JULY 31, 1995


NOTE A - BASIS OF PRESENTATION



The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Net sales for the three months ended July 31, 1995 ("fiscal 1996") were $4,767,000 as compared to $6,529,000 for the same period last year. Net sales for the six months ended July 31, 1995 decreased 29% to $9,800,000 as compared to $13,886,000 for the same period last year. The Instrument Segment sales remained the same in the aggregate. All of the sales reduction occurred within the Ordnance Segment whose sales, for the first six months, were $833,000 as compared to $4,985,000 in the prior year. Ordnance sales for the prior year consisted of the Military Base Closure contract which was completed during the third fiscal quarter.

The Avionics Specialties Division (Avionics) sales, for the quarter ended July 31, 1995, decreased 7% to $2,445,000 as compared to the prior year quarter. The Clearwater Instrumentation Division sales increased 13% to $1,956,000.

Gross profit as a percentage to sales decreased for both the current quarter and the six months ended July 31, 1995. Variable expenses, such as direct material and labor, decreased in accordance with the lower Ordnance sales volume; however, a significant portion of overhead expenses are relatively fixed in nature. Additionally, Avionics experienced lower than expected margins from a change in product mix towards lower margin Vibration and Analysis contracts.

Selling, general and administrative expenses (SG&A) decreased in total dollars and as a percentage to sales for both the current quarter and the six months ended July 31, 1995.

The Company showed a net loss for the quarter of $179,000, or $.05 per share. This resulted from the lower sales coupled by decreased profit margin.

Working capital decreased by $930,000 during the six months ended July 31, 1995. This was due to capital expenditures of $1,014,000 funded with $400,000 from the Company's line of credit and the remainder with cash. Subsequent to the end of the quarter, the Company obtained a five-year note with its bank for $450,000, secured by equipment. These proceeds were used to completely pay down the line of credit.

Interest expense increased $33,000 during the six months ended July 31, 1995. This was primarily due to the Avionics land and building mortgage that began in May of 1995. Other income includes a $48,000 gain on the sale of the Company's investment in A&M Specialties that occurred in July, 1995.

Backlog as of July 31, 1995 was a total of $17,356,000, of which $14,335,000 is related to the Instrument Segment and $3,021,000 is related to the Ordnance Segment.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Income Statement is shown below:

                              Three Months Ended       Three Months Ended
                              7/31/95 - 7/31/94        7/31/95 - 4/30/95

                              $ (000)       %          $ (000)       %
                               ------      ---          ------      ---
Net sales                      (1,762)      (27)          (266)       (5)

Cost of sales                  (1,046)      (22)            46         1

Operating expenses                (12)       (1)            59         5

Interest and other expenses       (11)      (27)           (37)      (55)

Income taxes                     (265)     (170)          (126)     (741)

Net income                       (428)     (172)          (208)     (717)

                              Nine Months Ended
                              7/31/95 - 7/31/95

                              $ (000)         %
                               ------      ---
Net sales                      (4,086)      (29)

Cost of sales                  (2,819)      (27)

Operating expenses                (98)       (4)

Interest and other expenses        23        31


Income taxes                     (453)     (125)

Net income                       (739)     (125)

PART II.   OTHER INFORMATION

AEROSONIC CORPORATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit  11:  Computation of Earnings Per Share

                (b)  Exhibit  27: Financial Data Schedule

                (c) The Company did not file any reports on Form 8-K during the three months ended July 31, 1995.


SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     AEROSONIC CORPORATION
                                                     --------------------
                                                         (Registrant)



Date: September 11, 1995                            /s/ Herbert J. Frank
     ------------------                            ---------------------------
                                                   Herbert J.  Frank, President
                                                   and  Chief Executive Officer