Form 10-Q
period 1995-10-31
AEROSONIC CORP /DE/
filed 1995-12-18
CIK 109471

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED   October 31, 1995      COMMISSION FILE NO.   0-4988
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

                                      INDEX

                              AEROSONIC CORPORATION

                                                                Page No.
                                                                -------
       PART I.         FINANCIAL INFORMATION


       Item 1. Financial Statements  (unaudited)

               Condensed Balance Sheets  -                            2
                       October 31, 1995 and January 31, 1995

               Condensed Statements of Income  -                      3
                       Three months ended October 31, 1995 and 1994

               Condensed Statements of Income  -                      4
                       Nine months ended October 31, 1995 and 1994

               Condensed Statements of Cash Flows  -                  5
                       Nine months ended October 31, 1995 and 1994

               Notes to Condensed Financial Statements  -             6
                       October 31, 1995

       Item 2. Management's Discussion and Analysis of                7 - 9
                       Financial Condition and Results of Operaions

       SIGNATURES                                                     11


       PART II.   OTHER INFORMATION

       ITEM 6. Exhibits and Reports on Form 8-K

               Exhibit I.  -  Computations of Earnings Per Share      10


















AEROSONIC CORPORATION
  Condensed Balance Sheets

  (In thousands, except per share data)             October 31   January 31
                                                        1995          1995
                                                       -----         -----
Assets                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $      35           573
  Receivables:
    Trade, less allowance of $57 at 10/95 and 1/95      3,217         3,270
    Officers and employees                                 25            44
    Other                                                  30            80
    Income tax                                             19           290
  Inventories                                           6,333         6,026
  Prepaid expenses                                         52            64
  Deferred income tax benefit                             666           463
                                                      ------        ------
      Total current assets                             10,377        10,810

Property, plant and equipment
  Less allowance for depreciation                       6,602         6,112

Other assets                                              862         1,043
                                                      ------        ------
                                                    $  17,841        17,965
                                                      =======       =======
Liabilities and shareholders' equity

Current liabilities:
  Current installments of long-term debt            $     747           817
  Accounts payable, trade                               1,057           678
  Other accrued expenses                                1,013         1,018
  Litigation costs                                        815           815
                                                      ------        ------
      Total current liabilities                         3,632         3,328

Long-term debt, less current installments               2,993         3,114
Deferred income taxes                                     465           465

Shareholders' equity:
  Common stock, $.40 par; 8,000,000 shares
    authorized; 3,986,262 shares issued                 1,595         1,595
  Additional paid-in capital                            3,410         3,407
  Retained earnings                                     6,068         6,392
  Less treasury stock, 194,571 shares at 1/31/95
    186,772  shares at 10/31/95                          (322)         (336)
                                                      ------        ------
      Total shareholders equity                        10,751        11,058
                                                      ------        ------
                                                       17,841        17,965
                                                    $ =======       =======
      Note: The balance sheet at January 31, 1995 has been derived from the audited financial statements at this date.

      See Notes to Condensed Financial Statements.

AEROSONIC CORPORATION
  Condensed Statements of Income (Unaudited)
  (In thousands, except per share data)

                                                   Three Months Ended
                                                        October 31
                                                --------------------
                                                   1995         1994
                                                -------      -------
Net sales                                         4,563        6,258

Cost of goods sold                                3,443        4,699
                                                -------      -------
    Gross Profit                                  1,120        1,559

Selling, general and administrative
  expenses                                        1,306        1,277
                                                -------      -------
    Operating Income                               (186)         282
                                                -------      -------
Other (income) deductions:
  Interest expense, net                              77           66
  Other, net                                         10           22
                                                -------      -------
                                                     87           88
                                                -------      -------
    Income before income taxes                     (273)         194

Income taxes                                       (104)          74
                                                -------      -------
    Net Income                                $    (169)         120
                                                =======      =======

Earnings per share:                           $   -0.04         0.03
                                                =======      =======
Weighted average number
  of shares outstanding                           3,799        3,792
                                                =======      =======


AEROSONIC CORPORATION
  Condensed Statements of Income (Unaudited)
  (In thousands, except per share data)

                                                   Nine Months Ended
                                                        October 31
                                                --------------------
                                                   1995         1994
                                                -------      -------
Net sales                                        14,363       20,144


Cost of goods sold                               10,899       14,974
                                                -------      -------
    Gross Profit                                  3,464        5,170

Selling, general and administrative
  expenses                                        3,795        3,864
                                                -------      -------
    Operating Income                               (331)       1,306
                                                -------      -------
Other (income) deductions:
  Interest expense, net                             218          174
  Other, net                                        (34)         (12)
                                                -------      -------
                                                    184          162
                                                -------      -------
    Income before income taxes                     (515)       1,144

Income taxes                                       (196)         435
                                                -------      -------

    Net Income                                $    (319)         709
                                                =======      =======

Earnings per share:                           $   -0.08         0.19
                                                =======      =======
Weighted average number
  of shares outstanding                           3,797        3,794
                                                =======      =======


AEROSONIC CORPORATION
  Condensed Statements of Cash Flows (Unaudited)
        (In Thousands)

                                                       Nine Months Ended
                                                            October 31
                                                    --------------------
                                                       1995         1994
                                                     ------       ------
Cash flows from operating activities:
  Net income                                       $   (319)         709
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     562          606
      Change in deferred income taxes                  (203)          12
      Net increase (decrease) in cash due to
        changes in current assets and liabilities       463          (69)
                                                     ------       ------
  Net cash provided by operating activities             503        1,258

Cash flows from investing activities:
  Purchase of fixed assets                           (1,107)      (1,821)
  Proceeds from sale of equipment                        59          236
  Investment in A&M Specialties                         148         (100)
  Net increase (decrease) in other assets                50         (734)
                                                     ------       ------
  Net cash used in investing activities                (850)      (2,419)


CaRepayment on long-term debt                          (641)        (608)
  Proceeds from borrowing                               450          ---
  Proceeds from note payable                            ---        1,100
  Purchase of treasury stock                            ---          (49)
                                                     ------       ------
  Net cash provided by (used in) financing activitie   (191)         443

Net increase in cash                                   (538)        (718)

Cash, beginning                                         573        1,191

                                                     ------       ------
Cash, ending                                       $     35          473
                                                     ======       ======
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                       $    227          185
                                                     ------       ------
    Income taxes                                   $      7          490
                                                     ------       ------

Supplemental disclosure of noncash financing activity:
  During the quarter ended April 30, 1995, the Company reissued 7,799 shares of treasury stock to fund a portion of the Company's tax deferred savings plan.

AEROSONIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS  (UNAUDITED)

OCTOBER 31, 1995


NOTE A - BASIS OF PRESENTATION



The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS

Net sales for the three months ended October 31, 1995 ("fiscal 1996") were $4,563,000 as compared to $6,258,000 for the same period last year. Net sales for the nine months ended October 31, 1995 decreased 29% to $14,363,000 as compared to $20,144,000 for the same period last year.

The sales reduction primarily occurrred within the Ordnance Division. Ordnance sales were $346,000 for the current quarter as compared to $1,337,000 for the same period last year. On a year-to-date basis, Ordnance sales were $1,179,000 as compared to $6,322,000 for the prior year. Ordnance sales for the prior year consisted of the Military Base Closure contract which was completed during the third fiscal quarter.

Clearwater Instrument sales increased 7% for both the quarter and the nine months ended October 31, 1995, as compared to prior year.

The Avionics Specialties Division (Avionics) sales declined 27%
to $2,261,000, for the quarter ended October 31, 1995.   On a
year-to-date basis, Avionics sales decreased 12% to $7,104,000.
 The decrease resulted from a reduction in two areas: reduced billings on an F-18 engineering program; and, lower Power Analyzer and Recorder Sales ("PAR") due to the completion of the Federal Express contract in the current quarter.

Gross profit as a percentage to sales was 25% in both the current quarter and the prior year quarter. On a year-to-date basis, gross profit decreased to 24% of sales in the current
year as compared to 26% last year.    Variable direct expenses
decreased in accordance with the lower Ordnance sales volume; however, a significant portion of overhead expenses are relatively fixed in nature. While total overhead decreased $325,000 in absolute dollars, overhead percentage to sales was 36% for the nine months ended October 31, 1995 as compared to 27% of sales for the same period last year.

Selling, general and administrative expenses (SG&A) increased $29,000, or 6%, for the current quarter and decreased $69,000, or 2%, for the nine months ended October 31, 1995. Included in the current quarter SG&A expenses were $102,000 of non-recurring additional legal expenses related to the Sensonics litigation, as compared to $48,000 legal expenses in the prior year quarter.

The Sensonics appeal has been filed and final oral arguments took place in September. At present, the Company is awaiting the ruling from the Court.

The  Company showed a net loss for the quarter of $169,000.
This is primarily due to the 27% lower sales volume.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS  (CONTINUED)


Working capital decreased by $737,000 during the nine months ended October 31, 1995. This was primarily due to capital expenditures of $1,107,000 funded with cash and $450,000 long-term borrowings from the Company's bank.

Backlog as of October 31, 1995 was a total of $17,411,000, of which $14,773,000 is related to the Instrument Segment and $2,638,000 is related to the Ordnance Segment.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Income Statement is shown below:


                              Three Months Ended       Three Months Ended
                              10/31/95 - 10/31/94      10/31/95 - 7/31/95

                              $ (000)       %          $ (000)       %
                               ------      ---          ------      ---
Net sales                      (1,695)      (27)          (204)       (4)

Cost of sales                  (1,256)      (27)          (308)       (8)

Operating expenses                 29         2             32         3

Interest and other expenses        (1)       (1)            57       190

Income taxes                     (178)     (241)             5        (5)

Net income                       (289)     (241)            10        (6)


                              Nine Months Ended
                              10/31/95 - 10/31/94

                              $ (000)         %
                               ------      ---
Net sales                      (5,781)      (29)

Cost of sales                  (4,075)      (27)

Operating expenses                (69)       (2)

Interest and other expenses        22        14

Income taxes                     (631)     (145)

Net income                     (1,028)     (145)

PART II.   OTHER INFORMATION

AEROSONIC CORPORATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibit  11:  Computation of Earnings Per Share

                (b)  Exhibit  27: Financial Data Schedule

                (c) The Company did not file any reports on Form 8-K during the three months ended October 31, 1995.


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



Date: December 15, 1995                            /s/ Herbert J. Frank
     ------------------                            ---------------------------
                                                   Herbert J.  Frank, President
                                                   and  Chief Executive Officer