Form 10-K
period 1996-01-31
AEROSONIC CORP /DE/
filed 1996-05-14
CIK 109471

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549









                                   FORM 10-K





                  Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934





   For the year ended                                Commission file number
  --------------------                               ----------------------
    January 31, 1996                                         0-4988

                              AEROSONIC  CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-K
                    Annual Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

  For the Fiscal Year Ended January 31, 1996     Commission File Number 0-4988

                               AEROSONIC CORPORATION
                  -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                         Delaware                            74-1668471
                -------------------------------            -----------------
                (State or other jurisdiction of           (I.R.S. Employer
                incorporation or organization)             Identification No.)

                              1212 North Hercules Avenue
                              Clearwater, Florida   34625
                       -----------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

          Registrant's telephone no., including area code:    (813) 461-3000

          Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock - Par Value $.40
                            -----------------------------
                                  (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X         No
                                     ----           ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
  amendment to this Form 10-K [    ] .

  As of April 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,022,233.

  As of April 25, 1996, the issuer had 3,807,509 shares of Common Stock out-standing, net of treasury shares.
- ----------------------------------------------------------------------------
                        Documents Incorporated by Reference

                Document                               Part of 10K
      -------------------------------        --------------------------------
        Proxy Statement for the 1996         Part II, Items 10, 11, 12 and 13
       Annual Meeting of Stockholders

                                     PART I
Item l.  Business.

    Registrant ("The Company") was incorporated under the laws of Delaware in l969, and in l970, merged with a Florida company (previously called "Aerosonic Corporation"). The Company is engaged in two dominant industry segments - the manufacture of aircraft instruments ("Instruments") and the manufacture of ordnance products ("Ordnance"). Ordnance products consist of military products as well as the manufacturing of truck and automotive parts.

    The aircraft instrument segment is made up of two operating divisions:
The Clearwater Instrumentation Division ("Clearwater Instruments") and Avionics Specialties, Inc. ("Avionics"), a Virginia Corporation wholly owned by Aerosonic Corporation. The Clearwater division was started in 1953 and primarily manufactures Altimeters, Airspeed Indicators, Rate of Climb Indicators, and a variety of other flight instrumentation. Avionics was previously a division of Teledyne Industries, Inc. prior to January 1993. Avionics maintains four major product lines in the aircraft instrument segment: 1) Angle of Attack ("AOA")/Stall Warning Systems; 2) Inertial-Lead Vertical Speed Indicator ("IVSI"); 3) Power Analyzer and Recorder ("PAR") System (a turbine engine monitoring system); 4) Vibration Monitoring and Analysis.

    During the year ended January 31, 1996, Clearwater Instruments had sales of $8,046,000 and an operating loss of $1,089,000. Ordnance had sales of $1,606,000 and operating loss of $796,000. Avionics sales were $9,314,000 and operating income of $509,000. Included in the Clearwater Instrument operating loss was a write-off of $925,000 of inventory, of which $545,000 had been reclassified as "long-term" inventory in the previous fiscal year ended January 31, 1995. The Company also provided $220,000 for restructuring costs. In addition, the Company recorded an additional $960,000 provision for settlement of litigation related to the Sensonics litigation.

    The Company's products are sold to the United States military service and private airplane manufacturers and operators, both domestic and foreign. Commercial sales increased to $13,773,000 from $11,039,000 in the prior fiscal year. Sales to the U.S. military have decreased to $5,193,000 during the current fiscal year from $13,355,000 in the prior fiscal year. For the year ended January 31, l996, approximately 73% of the Company's total sales were to the private sector and the remaining 27% to the military services. The primary reason for the decrease in military sales resulted from the Ordnance segment. Ordnance sales in the prior year included $5,638,000 of sales to the military.

    Most of the Company's Instrument sales are made directly through Company employees to original equipment manufacturers or to the military, with the Company's remaining sales being made through other dealers (who resell to aircraft operators).

    The products manufactured by the Company, together with the approximate percentage of total sales contributed by each such product for the year ended January 31, l996, are as follows:


    Product                                        Percentage of Sales
- ------------------------                           -------------------
AOA/Stall Warning Systems                                  33
Other Aircraft Instruments                                 13
Repairs                                                    12
Altimeters                                                  9
Air Speed Indicators                                        8
Ordnance - Commercial                                       7
Rate of Climb Indicators                                    6
Engine Indicators and Par Systems                           5
Vibration Monitoring                                        3
Spare Parts                                                 3
Ordnance - Military                                         1
                                                        ---------
                                                          l00%

    The Company's products are sold primarily within the United States, but the Company does make sales to exporters, a European representative and foreign airlines. The aggregate amount of foreign sales was $4,751,000. Domestic sales of the Company's products are made to many different commercial (non-government) customers, none of which comprised over ten percent (l0%) of total sales during the year ended January 3l, l996.

    The Company sales order backlog as of January 3l, l996 was $15,212,000, of which $14,008,000 is related to Instrument sales and $1,204,000 is related to Ordnance sales. This compares to an Instrument backlog of $15,795,000 and an Ordnance backlog of $3,023,000 in the previous fiscal year. The Instrument backlog includes $8,004,000, which is related to Avionics, and $6,004,000 which is related to Clearwater Instruments. Management estimates that approximately 90% of the total backlog, or $13,700,000, can reasonably be expected to be filled during the current fiscal year. The U. S. Government represents approximately 38% of the current backlog.

    As of the year ended January 3l, l996, the Company employed approximately 281 employees in its business operations. This consisted of 24 Ordnance employees, 147 Clearwater Instrument employees and 110 Avionics employees. The Company's employees are not represented by labor unions. Management regards its relations with its employees to be good.

    For fiscal l996, the Company expended approximately $504,000 in research and development costs for potential new products and enhancements. There are approximately nineteen engineers at Aerosonic and Avionics, on a full or part-time basis, involved in these activities. Aerosonic has been involved in the following primary projects: the development of Solid State Instrumentation such as Solid State Microprocessor Based Encoders, Altimeters and Air Speed Indicators, Solid State Microprocessor Based Instrument Tachometers, Fuel Quantity/Totalizers, as well as Microprocessor Based Tachometer Systems Test Equipment. Aerosonic is also in the process of the development of next generation (smaller size, lower weight, higher speed) Microprocessor Controlled Air Data Test Sets for the commercial market, as well as military markets. Engineering has developed and is testing a high reliability, long life vacuum and pressure pump, along with motor servo assemblies that improve quality, consistency, availability and above all affordability for instrumentation. The Company is are also moving into surface mount components and second stage opto-electrical devices.

    Avionics' primary projects include: expanding the Angle of Attack system by incorporating stall warning electronics into the AOA transmitter, continued development of a new Angle of Attack "Indicator" utilizing liquid crystal displays, and the development of the Angle of Attack "Transmitter" to incorporate air data functions for altitude, pitot and pitot static functions. Additionally, Avionics intends to expand the PAR product line by the addition of new signal acquisition, continuous data recording and the incorporation of Helitune Vibration and Track and Balance Systems.

    All of the Company's products are sold in highly competitive markets, in competition with many manufacturers and distributors, both foreign and domestic. The Company manufactures a larger variety of aircraft instruments than its competitors, who in most instances, compete with the Company on no more than a few types of aircraft instruments. Some competitors have larger overall sales and financial resources than the Company. The Company's ordnance products are competitively bid and the Company has no assurance that future government ordnance contracts will be won, although they will bid aggressively to maintain the Ordnance sales level. Management believes that the Company's products are priced to sell competitively with those of its competitors, and that raw materials are readily available from a variety of sources. Approximately 1% of the Company's raw materials to produce instrumentation (or approximately $27,000 for fiscal l996) were purchased from foreign sources (England). The Ordnance Division purchased no foreign material.

Item 2.  Properties.

    The following sets forth the locations and general characteristics of the Company's principal plants:
                                           Approximate No. Square Feet
            Location                       of  Factory and Office Area
        ----------------                  ----------------------------
        Clearwater, Florida                          90,000
        Wichita, Kansas                               7,500
        Charlottesville, Virginia                    53,000

        All properties are well maintained, fully occupied by the Company and suitable for the Company's present level of production. All locations are working on one shift, five days a week. The property in Wichita, Kansas is owned by the Company and is unencumbered. The Clearwater, Florida property is mortgaged in accordance with an IRB executed in l988. (See Note 11, "Financial Statements".)

        The Charlottesville, Virginia property was purchased from Teledyne Industries, in April 1994, for $1,260,000 and is mortgaged by a long-term note with the Company's bank. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land.

        The Company sold its Newport, Arkansas manufacturing operation during fiscal 1994. The land and building are still owned by Aerosonic and leased to the purchaser under a five-year lease agreement with a purchase option.

Item 3.  Legal Proceedings

    Sensonics, Inc. v. Aerosonic: In 1993, the Company was named as a co-defendant in a patent infringement suit filed by Sensonics, Inc. claiming that the Company infringed Sensonics' expired patent for an electromagnetical tapping device that the Company used as a component part in approximately seventeen hundred altimeters. Aerosonic asserted defenses of patent invalidity, unenforceability and noninfringement. After a three-day bench trial, the United States District Court for the Middle District of Florida entered judgment in favor of Sensonics in the amount of $815,000 plus costs and post-judgment interest (judgment was joint and several with respect to the Company and the co-defendant). Aerosonic appealed the decision to the United States Court of Appeals for the Federal Circuit, and the execution of the judgment was stayed upon the Company and the co-defendant each obtaining a $500,000 irrevocable bank letter of credit for the Court. Sensonics cross-appealed from the decision. As a result, the Company recorded the $815,000 basic judgment as a liability during the fourth quarter of the year ended January 31, 1995. Subsequent to January 31, 1995, the co-defendant in this case became the Company's Chairman of the Board, President and Chief Operating Officer. On July 21, 1995, the Company's Board of Directors voted to indemnify the co-defendant.

	On April 24, 1996, the Court of Appeals for the Federal Circuit rendered an opinion on the patent infringement lawsuit brought by Sensonics, Inc. The court decision awarded Sensonics additional monetary damages for the patent infringement as well as prejudgement interest and
court costs.   The court also remanded the case to United District Court
for the Middle District of Florida (Tampa) for a determination of whether attorney fees should be assessed against Aerosonic. The remand has not been taken, and Sensonics has not entered a judgment on the award. Additionally, post-judgment interest at the federal interest rate will continue to run from the date of the judgment. Pursuant to this judgment, for the year ended January 31, 1996, the Company has recorded an additional $960,000 which increases the total provision for settlement of patent litigation to $1,775,000.

    During fiscal year 1996, the Company became aware of possible litigation arising from a fee dispute between the Company's former Chairman of the Board, President and Chief Operating Officer and prior legal counsel in connection with the appeal of the Sensonics decision. As of January 31, 1996, no suit had been initiated. However, if the claim for approximately $111,000 is asserted, it is anticipated that it will be vigorously contested. No accrual for loss for indemnification has been recorded as of January 31, 1996.



Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
Matters.

        The Company's Common Stock is traded on the American Stock Exchange under the symbol "AIM". The range of high and low bid quotations as reported by the American Stock Exchange for each of the quarters of the fiscal years ended January 3l, l996 and January 3l, l995 is as follows:

              Fiscal Year Ended January 31, 1996
              ----------------------------------
              Quarter           Bid             Bid
              --------          ------          ------
                1       High    2-7/16  Low     2
                2       High    2-1/2   Low     2
                3       High    2-1/4   Low     1-5/8
                4       High    1-7/8   Low     1-1/4


              Fiscal Year Ended January 31, 1995
              ----------------------------------
              Quarter           Bid             Bid
              --------          ------          ------
                1       High    3-1/16  Low     2-1/4
                2       High    2-1/2   Low     2-1/8
                3       High    2-5/8   Low     2-1/8
                4       High    2-3/16  Low     1-7/8


        During those same periods, no cash dividends were paid.

        As of April l, l996, the Company's outstanding shares of common stock were owned by 2,469 shareholders of record.

Item 6.  Selected Financial Data.


     Year Ended January 31,
     ----------------------
                            1996              1995             1994              1993              1992
                        ------------      ------------      ------------      ------------      ------------
Revenue                 $ 18,966,000      $ 24,394,000      $ 24,006,000      $ 25,899,000      $ 29,529,000
                        ------------      ------------      ------------      ------------      ------------

Net income (loss)       $ (1,866,000)     $   (211,000)     $    869,000      $  1,779,000      $  1,564,000
                        ------------      ------------      ------------      ------------      ------------
Net income (loss)
per share               $      (.50)      $       (.06)     $        .23      $        .47*     $        .41
                        ------------      ------------      ------------      ------------      ------------
Total
assets                  $ 17,851,000      $ 17,965,000      $ 18,293,000      $ 18,686,000      $ 16,243,000
                        ------------      ------------      ------------      ------------      ------------
Long-term
obligations             $  2,814,000      $  3,114,000      $  2,880,000      $  3,969,000      $  2,985,000
                        ------------      ------------      ------------      ------------      ------------





* Included in net income for the year ended January 31, 1993 is $100,000, or $.03 per share, resulting from the cumulative effect of the change in accounting for income taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal l996 to l995
- -------------------

Results of Operations

        Net sales for fiscal year ended January 3l, l996 ("fiscal l996") were $18,966,000, which represents a 22% decrease from the prior fiscal year. The Ordnance Division had sales of $1,606,000 in the current year as compared to sales of $6,620,000 for fiscal l995. The Clearwater Instrument Division sales increased 8% in the current year to $8,046,000 as compared to $7,448,000 for fiscal l995. The Avionics Division sales were $9,314,000, a 10% decrease from fiscal year 1995.

        Ordnance sales for the prior year consisted of the Military Base Closure contract. This contract was completed during the third fiscal quarter
of 1995.   Sales during fiscal 1996 were primarily truck and automotive parts totaling $1,381,000.

        The reduction in Avionics sales is primarily due to the government rescheduling shipments for the F16 aircraft due to excess inventory. Sales of instruments for this product were $98,000 in fiscal 1996 as compared to $1,096,000 for the prior fiscal year.

        The Clearwater Instrument Division has shown an 8% increase for the year, as well as a 13% increase for the fourth quarter as compared to the prior year quarter. After several declining years, the aircraft industry in general is showing an upward trend worldwide.

        Included in cost of goods sold was a $925,000 write-off of inventory, of which $545,000 had been reclassified as "long-term inventory" in the previous year ended January 31, 1995. Exclusive of the write-off, cost of sales were 75% as a percentage of sales as compared to 77% in the prior year.

         Selling, general and administrative ("SG&A") expenses were $5,282,000 as compared to $5,014,000 in the prior year. Included in SG&A expenses for this fiscal year was a $220,000 accrual for restructuring costs. The Company has implemented a restructuring and cost reduction program in order to position itself to take advantage of the positive industry trend mentioned above.

        Interest expense for fiscal l996, net of offsetting interest income of $27,000, increased $50,000 from fiscal 1995, due to increased rates and periodic utilization of the Company's line of credit. The Company's long-term borrowings decreased to $3,526,000 compared to $3,931,000 at the end of fiscal 1995.

        The Company recorded an additional $960,000 provision for settlement of the patent litigation (See Note 13 of the Notes to Consolidated Financial Statements). This amount was in addition to the $815,000 provided in the previous year.

Fiscal l995 to l994
- -------------------

Results of Operations

        Net sales for fiscal year ended January 3l, l995 ("fiscal l995") were $24,394,000, which represents a 2% increase over the prior fiscal year. The Ordnance Division had sales of $6,620,000 in the current year compared to sales of $4,589,000 for fiscal l994. The Clearwater Instrument Division sales decreased 27% in the current year to $7,448,000 as compared to $10,260,000 for fiscal l994. The Avionics Division sales were $10,326,000, a 13% increase over prior year.

        Ordnance sales increase resulted from the completion of the Military Base Closure contract which provided $4,651,000 revenue during fiscal 1995. Included in Military Base Closure sales was a $438,000 equitable adjustment resulting from the Stop Work Order reported in Fiscal 1994. The Ordnance Division has been in the process of converting its military ordnance operation to truck and automotive manufacturing. Truck and automotive part sales during fiscal 1995 were $982,000.

        The reduction in Clearwater Instrument sales is primarily the result of the current decrease in government spending. Avionics sales increase can be attributed to sales of its PAR system which were $1,286,000 in fiscal 1995 as compared to $191,000 in the prior year.

        Cost of goods sold increased by $1,667,000 and the overall gross profit percentage in fiscal l995 was 23% of net sales as compared to 29% of net sales in the prior fiscal year. The lower gross margin was the result of the following factors: 1) lower margin Ordnance sales have increased over prior year; 2) there has been an increase in lower margin sales of "After Market/General Aviation" Instruments; 3) initial low margin sales on "in-process" Vibration and Analysis contracts, which Avionics acquired from Helitune Inc. in May 1994.

         Selling, general and administrative ("SG&A") expenses decreased by $220,000 from the prior year. The decrease in SG&A expenses resulted primarily from cost reduction efforts by management to partially offset the effect of fewer government contracts.

        Interest expense for fiscal l995, net of offsetting interest income of $45,000, totaled $247,000, an increase of $31,000 from fiscal 1994. The Company's long-term borrowings increased to $3,931,000 compared to $3,642,000 at the end of fiscal 1994. This increase resulted from the mortgage loan to purchase the Charlottesville, Virginia property.

        Other income of $54,000 was primarily an aggregate gain on the sale of machinery and equipment.

        The Company showed a net loss of $211,000, or $.06 per share. Included in this loss was a provision for settlement of the Sensonics litigation of $815,000. Without the provision, pretax income would have been $471,000, income tax expense would have been $178,000 and net income would have been $293,000, or $.08 per share.


Liquidity and Capital Resources
- -------------------------------

        Net cash provided by operating activities in fiscal l996 was $289,000 compared to $762,000 in fiscal l995. On January 31, 1996, the Company had a balance of $295,000 in its short-term line of credit. Working capital decreased by $1,675,000 to $5,807,000. A significant cause for the decrease was an increase in the litigation costs provision related to the Sensonics patent litigation. In addition, the Company funded $706,000 of capital expenditures from working capital. Another factor affecting working capital was an increase of $825,000 in the combined total of current income tax receivable and current deferred income taxes.

        The Company wrote off $925,000 of inventory, of which $545,000 was classified as long-term in the prior year and included in non-current assets. Additionally the Company sold its investment in the unconsolidated subsidiary at a profit of $48,000.

        Capital expenditures during the year were $1,156,000, primarily for machinery used in the Instrument Division. These expenditures were funded by a $450,000 long-term note and the remaining was funded by working capital provided from operations. The Company does not anticipate any additional borrowings during the upcoming year to meet its contractual obligations for ongoing operations. However, the Company expects to utilize its line of credit availability, as well as cash generated from operations, in order to meet its liability related to the Sensonics' litigation.

        Shareholders' equity decreased to $9,189,000, or $2.42 per share at the end of fiscal l996 as compared to $11,058,000, or $2.92 per share at the end of the prior year. The Company, from time to time, purchases shares of its own common stock in a private purchase and on the open exchange. At January 31, 1996, the Company was holding 186,772 shares in treasury. The Company has, subsequent to April 1, l996, used 8,019 shares to fund a portion of the Company's tax deferred savings plan.

Item 8. Financial Statements and Supplementary Data.

        The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page F-1 and are included in this Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure            .

         None.


Item l0. Directors and Executive Officers.

         Incorporated by Reference.


Item ll. Executive Compensation.

         Incorporated by Reference.


Item l2. Security Ownership of Certain Beneficial Owners to Management.

         Incorporated by Reference.


Item l3. Certain Relationships and Related Transactions.

         Incorporated by Reference.


Item l4. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Exhibits -

         Exhibit 27: Financial Data Schedule

         Financial Statement Schedules - The financial statement schedules required by Item 14 are listed in the index on page F-1 and are included in this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AEROSONIC CORPORATION


BY  /s/ J. Mervyn Nabors                               Date:  April 29 ,1996
   ----------------------------
    J. Mervyn Nabors, President &
    Chief Executive Officer

        Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  /s/ J. Mervyn Nabors
  ----------------------------
  J. Mervyn Nabors                                     Date:  April 29 ,1996
  Chairman of the Board

  /s/ William C. Parker
  ----------------------------
  William C. Parker                                    Date:  April 29 ,1996
  Executive Vice President & Director

  /s/ David A. Baldini
  ----------------------------
  David A. Baldini                                     Date:  April 29 ,1996
  Vice President & Director

  /s/ Charles F. Burley
  ----------------------------
  Charles F. Burley                                    Date:  April 29 ,1996
    Director

  /s/ Richard A. Frank
  ----------------------------
  Richard A. Frank                                     Date:  April 29 ,1996
  Director

  /s/ Joseph P. Sherman
  ----------------------------
  Joseph P. Sherman, Jr.                               Date:  April 29 ,1996
  Director

AEROSONIC CORPORATION AND SUBSIDIARY
REPORT ON AUDIT OF FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 1996 AND 1995



Index to Consolidated Financial Statements and Financial Statement Schedule
                                                                        Pages

Report of Independent Accountants - Coopers & Lybrand L.L.P.             F-2

Independent Auditors'  Report - Aidman, Piser & Company, P.A.            F-3

Independent Auditors'  Report - KPMG Peat Marwick L.L.P.                 F-4


Consolidated Financial Statements:

  Consolidated Balance Sheets - January 31, 1996 and 1995               F5-F6

  Consolidated Statements of Operations - Years ended January 31,
      1996, 1995, and 1994                                               F-7

  Consolidated Statements of Shareholders' Equity - Years ended
      January 31, 1996, 1995, and 1994                                   F-8

  Consolidated Statements of Cash Flows - Years ended January 31,
      1996, 1995, 1994                                                 F9-F10

  Notes to Consolidated Financial Statements                          F11-F21


Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                       F-22

Report of Independent Accountants

Board of Directors
Aerosonic Corporation
Clearwater, Florida

We have audited the accompanying 1996 consolidated financial statements and the financial statement schedule of Aerosonic Corporation and subsidiary listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and subsidiary as of January 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in the relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/COOPERS & LYBRAND L.L.P.
- ---------------------------
 COOPERS & LYBRAND L.L.P.

Tampa, Florida
April 18, 1996, except as to certain information in Note 13 for which the date April 24, 1996.

Independent Auditors' Report


Board of Directors
Aerosonic Corporation
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Aerosonic Corporation and Subsidiary as of January 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and subsidiary as of January 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

In connection with our audit of the financial statements referred to above, we audited the 1995 financial statement schedule listed in the index on page F-1 of this Form 10k. In our opinion this financial statement schedule presents fairly, in all material respects, the information stated therein, when considered in relation to the financial statements taken as a whole.


                                   /s/ AIDMAN, PISER & COMPANY, P.A.
                                   ----------------------------------
                                   AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
April 24, 1995

Independent Auditors' Report



The Board of Directors and Shareholders Acrosonic Corporation:

We have audited the accompanying 1994 consolidated financial statements of Aerosonic Corporation and subsidiary as listed in the accompanying index. In connection with our audit of the 1994 consolidated financial statements, we have also audited the 1994 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these, consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Aerosonic Corporation and subsidiary for the year ended January 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related 1994 financial statement schedule, when considered in relation to the basic 1994 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG PEAT MARWICK LLP


April 8, 1994
St. Petersburg, Florida

Aerosonic Corporation and Subsidiary
Consolidated Balance Sheets
January 31, 1996 and 1995
(in thousands)

[CAPTION]

                                  ASSETS                          1996                    1995
                                                            ----------             -----------
Current assets:
  Cash and cash equivalents                                 $       10             $       573
  Receivables                                                    3,370                   3,394
  Income tax receivable                                            436                     290
  Inventories                                                    6,050                   5,736
  Costs and estimated earnings in excess of billings on
    uncompleted contract                                           262                     290
  Prepaid expenses                                                  37                      64
  Deferred income taxes                                            999                     463
                                                            ----------             -----------

       Total current assets                                     11,164                  10,810
                                                            ----------             -----------

Property, plant and equipment, net                               6,415                   6,112
Inventories, long-term                                               0                     545
Investment in and advances to unconsolidated subsidiary              0                     234
Note receivable, less current installments                          60                      95
Property and plant held for lease, net of accumulated
    depreciation of $172 in 1996 and $168 in 1995                   31                      35
Other assets                                                       181                     134
                                                            ----------             -----------

                                                                 6,687                   7,155
                                                            ----------             -----------

                                                            $   17,851             $    17,965
                                                            ==========             ===========

The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary
Consolidated Balance Sheets, Continued
January 31, 1996 and 1995
(in thousands)


                    LIABILITIES AND SHAREHOLDERS' EQUITY          1996                    1995
                                                            ----------             -----------
Current liabilities:
  Current installments of long-term debt                    $      712             $       817
  Note payable to bank                                             295                       0
  Accounts payable, trade                                          969                     678
  Accrued expenses:
    Compensation and related                                       963                     616
    Litigation costs                                             1,775                     815
    Other                                                          643                     402
                                                            ----------             -----------
       Total current liabilities                                 5,357                   3,328


Long-term debt, less current installments                        2,814                   3,114
Deferred income taxes                                              491                     465
                                                            ----------             -----------

       Total liabilities                                         8,662                   6,907
                                                            ----------             -----------

Commitments and contingencies (Note 13)

Shareholders' equity:
  Common stock, $.40 par value; authorized 8,000,000
     shares, issued 3,986,262 shares                             1,595                   1,595
  Additional paid-in capital                                     3,410                   3,407
  Retained earnings                                              4,506                   6,392
  Less treasury stock; 186,772 shares in 1996 and
     194,571 shares in 1995, at cost                              (322)                   (336)
                                                            ----------             -----------

       Total shareholders' equity                                9,189                  11,058
                                                            ----------             -----------

                                                            $   17,851             $    17,965
                                                            ==========             ===========


The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary
Consolidated Statements of Operations
for the years ended January 31, 1996, 1995 and 1994
(in thousands, except per share data)

                                                         1996                  1995                  1994
                                                  -----------          ------------          ------------
Net sales                                         $    18,966          $     24,394          $     24,006

Cost of goods sold                                     15,060                18,716                17,049
                                                  -----------          ------------          ------------

    Gross profit                                        3,906                 5,678                 6,957

Selling, general, and administrative expenses           5,282                 5,014                 5,234
                                                  -----------          ------------          ------------

    Operating income (loss)                            (1,376)                  664                 1,723
                                                  -----------          ------------          ------------

Other income (deductions):
  Provision for settlement of litigation (Note 13)       (960)                 (815)                    0
  Interest expense, net                                  (297)                 (247)                 (216)
  Other, net                                             (123)                   54                   (79)
                                                   -----------          ------------          ------------
                                                       (1,380)               (1,008)                 (295)
                                                   -----------          ------------          ------------

Income (loss) before income taxes                      (2,756)                 (344)                1,428

Income tax benefit (expense)                              870                   133                  (559)
                                                  -----------          ------------          ------------

     Net Income (Loss)                            $    (1,886)         $       (211)         $        869
                                                  ===========          ============          ============

Earnings (loss) per share                         $     (0.50)         $      (0.06)         $       0.23
                                                  ===========          ============          ============
Weighted average number of common and common
    equivalent shares outstanding                   3,797,690             3,793,814             3,816,612
                                                  ===========          ============          ============

The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary
Consolidated Statements of Shareholders' Equity for the years ended January 31, 1996, 1995 and 1994
(in thousands)


                                                                  Additional                                 Total
                                                        Common     Paid-In      Retained     Treasury     Shareholders'
                                                         Stock     Capital      Earnings       Stock         Equity
                                                      --------    --------      --------      --------      ---------
Balances at February 1, 1993                          $  1,595    $  3,394      $  5,734      $   (183)     $  10,540

  Net income                                                 0           0           869             0            869

  Acquisition of 39,000 common shares                        0           0             0          (121)          (121)
                                                      --------    --------      --------      --------      ---------

Balances at January 31, 1994                             1,595       3,394         6,603          (304)        11,288

  Net loss                                                   0           0          (211)            0           (211)

  Acquisition of 20,000 common shares                        0           0             0           (49)           (49)

  Reissuance of 10,810 shares of treasury stock              0          13             0            17             30
                                                      --------    --------      --------      --------      ---------

Balances at January 31, 1995                             1,595       3,407         6,392          (336)        11,058

  Net loss                                                   0           0        (1,886)            0         (1,886)

  Reissuance of 7,799 shares of treasury stock               0           3             0            14             17
                                                      --------    --------      --------      --------      ---------

Balances at January 31, 1996                          $  1,595    $  3,410      $  4,506      $   (322)     $   9,189
                                                      ========    ========      ========      ========      =========

The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended January 31, 1996, 1995 and 1994
(in thousands)

                                                                  1996          1995           1994
                                                              --------     ---------      ---------
Cash flows from operating activities:
 Net income (loss)                                           $ (1,886)    $    (211)     $     869
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Increase (decrease) in allowance for doubtful accounts          13           (13)           (15)
    Write-off of inventory                                         925             0              0
    Depreciation                                                   789           810            782
    Loss (gain) on disposal of equipment                           (11)          (53)            30
    Deferred income taxes                                         (479)         (270)           (70)
    Gain on sale of unconsolidated subsidiary                      (48)            0              0
    Provision for litigation                                       960             0              0
    Changes in assets and liabilities:
      Decrease (increase) in receivables                            (7)          (11)           692
      Increase in income tax receivable                           (146)         (290)             0
      Decrease (increase) in inventories                          (694)        1,425         (1,125)
      Increase in cost and estimated earnings in excess of
            billings on uncompleted contract                        28          (290)             0
      (Increase) decrease in prepaid expenses                       27           120            (32)
      Decrease in other assets                                     (78)         (125)             0
      Increase (decrease) in accounts payable                      291        (1,081)           (66)
      Increase in accrued expenses                                 605           751            274
                                                              --------     ---------      ---------
         Net cash provided by operating activities                 289           762          1,339
                                                              --------     ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                      79           280            669
  Investment in unconsolidated subsidiary                            0          (100)             0
  Proceeds from sale of investment in and repayment of
       advances to unconsolidated subsidiary                       282             0              0
  Capital expenditures                                          (1,156)       (1,825)          (656)
  Collection of note receivable                                     53            25              2
                                                              --------     ---------      ---------
         Net cash provided by (used in) investing activities      (742)       (1,620)            15
                                                              --------     ---------      ---------
Cash flows from financing activities:
  Proceeds from note payable, bank                               2,775             0              0
  Repayments of note to bank                                    (2,480)            0              0
  Proceeds from long-term debt                                     450         1,100            223
  Principal payments on long-term debt                            (855)         (811)        (1,566)
  Payments to acquire treasury stock                                 0           (49)          (121)
                                                              --------     ---------      ---------
         Net cash provided by (used in) financing activities      (110)          240         (1,464)
                                                              --------     ---------      ---------
Net decrease in cash and cash equivalents                         (563)         (618)          (110)
Cash and cash equivalents at beginning of year                     573         1,191          1,301
                                                              --------     ---------      ---------
Cash and cash equivalents at end of year                      $     10     $     573      $   1,191
                                                              ========     =========      =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:

    Interest                                                  $   294      $    280       $     255
                                                              ========     =========      =========
    Income taxes                                              $     7      $    287       $     572
                                                              ========     =========      =========
The accompanying notes are an integral part of these consolidated financial statements.

                                          F-9

Aerosonic Corporation and Subsidiary
Consolidated Statements of Cash Flows, Continued for the years ended January 31, 1996, 1995 and 1994
(in thousands)

Supplemental disclosure of noncash investing and financing activities:


During the year ended January 31, 1996, the Company issued 7,799 shares of treasury stock in partial payment ($17) of its tax deferred savings plan contribution.


During the year ended January 31, 1995, the Company sold equipment to its unconsolidated subsidiary for $160 in exchange for a note. In addition, the Company issued 10,801 shares of treasury stock in partial payment ($30) of its tax deferred savings plan contribution (see Note 16).


During the year ended January 31, 1994, the Company traded equipment with a net book value of $155 for other like-kind equipment. The Company also sold property and equipment for a $150 note receivable. In addition, the Company finalized its purchase price allocation related to the Avionics purchase. This resulted in a reclassification of $32 from other assets to property and equipment.




The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Notes to Consolidated Financial Statements
(in thousands)

1. Description of Business and Summary of Significant Accounting
   Policies:

   Description of Business - The primary business of Aerosonic Corporation and subsidiary (the Company) is to manufacture and sell aircraft instrumentation to government and commercial users (instrument division) from its plants located in Florida and Virginia. The Company also sells non-munitions components for artillery projectiles to the U.S. Government and automotive and truck parts to commercial customers (ordnance division) from its plant located in Florida. The Company's customers are primarily located throughout the United States.

   Principles of Consolidation - The consolidated financial statements include the financial statements of Aerosonic Corporation and its wholly owned subsidiary, Avionics Specialties, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

   Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all short-term investments purchased with maturity dates of three months or less to be cash equivalents.

   Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

   Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

   Research and Development - Research and development costs are expensed as incurred. Research and development amounted to $504, $407, and $579 during the years ended January 31, 1996, 1995 and 1994, respectively.

   Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

   Revenue Recognition - The Company generally recognizes revenue from sales of its products on the accrual basis on the date such products are shipped. In certain circumstances, the U.S. Government accepts title to products while still on the Company's premises. The Company records these items as sales when the government accepts title in writing and assumes all other risks and rewards of ownership.

1. Description of Business and Summary of Significant Accounting
   Policies, continued:

   The Company follows the percentage-of-completion method of accounting for income on one long-term engineering service contract. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

   Earnings Per Share - Earnings per share has been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares represent stock options and are included in the computation unless they are antidilutive.

   Use of Estimates in the Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair values of the Company's, long-term debt and letters of credit are disclosed in Note 15.

   New Accounting Pronouncement - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. If APB No. 25's method is continued, pro forma disclosures are required as if SFAS No. 123 accounting provisions were followed. Management has determined not to adopt SFAS No. 123's accounting recognition provisions. In the opinion of management, SFAS No. 123 is not expected to have a material impact on the Company's financial statements.

2. Major Customers and Business Segment Information:

   Sales to U. S. Government agencies which, when combined, represented 10 percent or more of net sales were $5,193, $13,355, and $11,532 for the years ended January 31, 1996, 1995 and 1994, respectively. Foreign sales for the years ended January 31, 1996, 1995 and 1994 represent 10 percent or more of net sales and amounted to $4,751, $3,104 and $2,647, respectively. Receivables, trade at January 31, 1996 included approximately $1,096 in receivables due from U.S. Government agencies, substantially all of which have been collected as of April 15, 1996.

   The Company's primary business segments are the manufacture and sale of aircraft instrumentation (instrument products) and the manufacture and sale of non-munitions components for artillery projectiles and automotive and truck parts (ordnance products).

   A summary of information about the Company's operations by industry segment for the three years ended January 31, 1996, 1995 and 1994 is as follows:

                                                 1996       1995       1994
                                              --------    --------   --------
      Net sales:
        Instrument products                   $ 17,360    $ 17,774   $ 19,417
        Ordnance products                        1,606       6,620      4,589
                                              --------    --------   --------
          Total                               $ 18,966    $ 24,394   $ 24,006
                                              ========    ========   ========

      Operating income (loss):
        Instrument products                   $   (581)   $  1,064   $  2,310
        Ordnance products                         (795)       (400)      (587)
                                              --------    --------   --------
          Total                               $ (1,376)   $    664   $  1,723
                                              ========    ========   ========

     Identifiable assets:
       Instrument products                    $ 15,775    $ 16,182   $ 15,595
       Ordnance products                         2,076       1,783      2,698
                                              --------    --------   --------
          Total                               $ 17,851    $ 17,965   $ 18,293
                                              ========    ========   ========

     Depreciation:
       Instrument products                    $   527     $   503    $   478
       Ordnance products                          262         307        304
                                              -------     -------    -------
         Total                                $   789     $   810    $   782
                                              ========    ========   ========

    Capital expenditures:
       Instrument products                   $    912     $ 1,444    $   689
       Ordnance products                          244         381        122
                                             --------    --------   --------
         Total                               $  1,156     $ 1,825    $   811
                                             ========    ========   ========

                                     F-13

3. Receivables:

   Receivables consisted of the following at January 31, 1996 and 1995:

                                                         1996          1995
                                                     ---------      ---------
      Trade, less allowance for doubtful accounts
           of $70 in 1996 and $57 in 1995            $   3,319      $   3,270
      Officers and employees                                15             44
      Current notes receivable and other                    36             80
                                                     ---------      ---------
                                                     $   3,370      $   3,394
                                                     =========      =========

4. Inventories:

   Inventories at January 31, 1996 and 1995 consisted of the following:

                                                         1996          1995
                                                     ---------      ---------
      Instruments:
        Raw materials and work in process            $   5,233      $   5,221
        Finished goods                                     554            974
                                                     ---------      ---------
                                                         5,787          6,195
      Ordnance - raw materials and work in process         263             86
                                                     ---------      ---------
                                                     $   6,050      $   6,281
                                                     =========      =========

The nature of the Company's operations is such that the Company is required to maintain replacement and repair parts inventory for a number of years after the sales of a given instrument. Additionally, the Company experienced a decline in its instrument sales during the year ended January 31, 1995. Consequently, during 1995 management has estimated the portion of the instrument inventory that is not expected to be sold during the next annual operating cycle ($545) and has classified that inventory as a long-term asset at January 31, 1995. During fiscal year 1996, the Company wrote off inventory resulting in a non-cash transaction of approximately $925.

5.  Property, Plant and Equipment:

    Property, plant and equipment consisted of the following at January 31, 1996 and 1995:

                                                         1996          1995
                                                     ---------      ---------

       Land and improvements                         $     461      $     455
       Buildings and improvements                        3,119          3,101
       Machinery and equipment                           5,985          5,025
       Patterns, dies, and tools                           194            151
       Furniture and fixtures                              383            380
                                                     ---------      ---------
                                                        10,142          9,112
Less accumulated depreciation and amortization           3,727          3,000
                                                     ---------      ---------
                                                     $   6,415      $   6,112
                                                     =========      =========

6.  Costs and Estimated Earnings on Uncompleted Contract:

    The Company has one long-term contract to provide engineering services, which is recorded on the percentage of completion method. Costs and estimated earnings in excess of billings on this contract at January 31, 1996 and 1995 are comprised of the following:
                                                        1996          1995
                                                     ---------      ---------
       Costs incurred to date                        $   1,726      $   1,229
       Estimated earnings                                  385            408
                                                     ---------      ---------
                                                         2,111          1,637
       Less billings to date                             1,849          1,347
                                                     ---------      ---------
                                                     $     262      $     290
                                                     =========      =========

7.  Investment In and Advances to Unconsolidated Subsidiary:

    During the year ended January 31, 1995, the Company acquired 50% of the outstanding stock in a newly formed corporate joint venture (A&M Specialties, Inc.). The Company accounts for its investment on the equity method of accounting; however, the investee generated nominal earnings (less than $10) during the period ended January 31, 1995 and, therefore, no adjustment of the Company's investment was made during that period.

    During the year ended January 31, 1996, the Company sold its investment in A&M Specialties, Inc., which resulted in a $48 gain.

8. Income Taxes:

   Income tax (expense) benefit for the years ended January 31, 1996, 1995 and 1994 consisted of:

                             1996              1995              1994
                            -------          -------           --------
       Current:
        Federal             $   391          $  (123)          $   (556)
        State                     0              (14)               (73)
                            -------          -------           --------
                                391             (137)              (629)
                            -------          -------           --------
       Deferred:
        Federal                 451              256                 60
        State                    28               14                 10
                            -------          -------           --------
                                479              270                 70
                            -------          -------           --------

                            $   870          $   133           $   (559)
                            =======          =======           =========

    The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended January 31, 1996, 1995 and 1994:

                                                 1996        1995        1994
                                                -------     -------    --------
      Federal tax rate                          35.00 %     35.00 %     35.00 %
      Increase in taxes resulting from:
        State income taxes, net of federal
         tax benefit                             1.10        3.60        2.90
        Other                                   (4.50)       0.10        1.20
                                                -------     -------    --------
      Effective tax rate                        31.60 %     38.70 %     39.10 %
                                                =======     =======    ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1996 and 1995 are as follows:

                                                                                  1996               1995
                                                                                 ------             ------
     Current deferred tax assets
       Accrued litigation costs                                                     662                268
       Accounts receivable, principally due to allowance for doubtful
           accounts                                                                  26                  7
       Inventories, principally due to additional costs inventoried for tax
           purposes pursuant to the Tax Reform Act of 1986                          138                160
       Compensated absences, principally due to accrual for financial
           reporting purposes                                                        56                 28
       Accrued warranty liability                                                    27                  0
       State net operating loss                                                      49                  0
       Other                                                                        184                  0
       Valuation allowance                                                         (143)                 0
                                                                                 ------             ------
           Total gross deferred tax assets                                          999                463
                                                                                 ------             ------
     Deferred tax liabilities
       Property, plant and equipment, principally due to differences in
          depreciation and capitalized interest                                     491                465
                                                                                 ------             ------
          Total gross deferred tax liabilities                                      491                465
                                                                                 ------             ------
            Net deferred tax asset (liability)                                   $  508             $   (2)
                                                                                 ======             ======

The valuation allowance at January 31, 1996 primarily relates to state net operating loss carryforwards, alternative minimum tax credits and research and development tax credits. State operating loss carryforwards of approximately $1,490 expire in 2011.

9. Sale of Newport Arkansas Operations:

   On September 10, 1993, the Company sold the inventory and equipment located in the Newport, Arkansas facility to its management group for $325 cash plus a $150 promissory note, of which $2 was collected in 1994. The promissory note bears interest at 8% and principal payments are due: $30 in 1997, $30 in 1998 and $30 in 1999. Current installments of the promissory note are included in receivables, other. In addition, the Company leased its Newport, Arkansas land and building to its management group for a period of five years at an annual rental of $12. The lessee was also granted an option to purchase the lease property at 95% of its fair value as determined by an appraisal.

10. Note Payable to Bank:

    The Company has available a $1,500 line of credit ($500 of which relates to an irrevocable bank letter of credit issued pursuant to the Company's outstanding Sensonics litigation more fully described in Note 13).
    Interest is payable monthly at prime (8.5% at January 31, 1996) and principal is payable on demand. The line of credit agreement, which expires July 1, 1996, is collateralized by equipment and receivables, and is subject to the same covenants included in the Company's long-term debt agreements (see Note 11). Exclusive of the $500 restriction, approximately $705 of additional credit was available under this facility at January 31, 1996. There were no outstanding borrowings on the line of credit at January 31, 1995 or 1994.

    The Company is required to maintain compensating bank balances equal to five percent of total amounts available under the line of credit, plus five percent of the outstanding borrowings.

11. Long-Term Debt:

    Long-term debt at January 31, 1996 and 1995 consisted of the following:

                                                                                      1996       1995
                                                                                  --------    --------
    Note payable with interest at prime plus 1/4 percent (8.75% at
    January 15, 1996); principal due in monthly installments through
    January 1998; collateralized by equipment and receivables                     $    800    $  1,200

    Mortgage note payable in monthly installments through May 2009, including interest at 7 1/2 percent through May 1999 and prime plus
    1 percent thereafter; lender has a put option exercisable in May 2001;
    collateralized by mortgage on certain land and building                            978       1,051

    Industrial revenue bonds with interest at 90 percent of prime (7.31%
    at January 31, 1996); principal due in quarterly installments through
    December 2012                                                                    1,262       1,336

    Note payable with interest at prime (8.5% at January 31, 1995); principal due in monthly installments through December 1995; collateralized by
    machinery, equipment and tooling                                                     0         195

    Note payable with interest at prime plus 1/2 percent (9% at January
    31, 1996); principal due in monthly installments through January 1997;
    collateralized by equipment                                                         74         149

    Note payable with interest at prime plus 1/4 percent (8.75% at
    January 15, 1996); principal due in monthly installments through August
    2000; collateralized by equipment                                                  412           0
                                                                                  --------    --------
                                                                                     3,526       3,931
    Less current installments                                                          712         817
                                                                                  --------    --------
    Long-term debt, less current installments                                     $  2,814    $  3,114
                                                                                  ========    ========

                                                 F-18

    The industrial revenue bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired, certain portions could become immediately payable, or the interest rate will be increased. In addition, the total of $1,262 is subject to accelerated maturity.

    The Company's long-term debt agreements and the line of credit agreement (see Note 10) include restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and requires the maintaining of certain financial ratios as well as minimum working capital and tangible net worth requirements, as defined. At January 31, 1996, the Company was either in compliance with, or had obtained waivers for, the financial and other covenants as set forth in the debt agreements.

    The aggregate maturities of long-term debt subsequent to fiscal year 1997 are as follows:

        Year ending January 31,
       ------------------------
                1998                                   $   638
                1999                                       238
                2000                                       238
                2001                                       200
                Thereafter                               1,500
                                                       -------
                                                       $ 2,814
                                                       =======

12. Concentrations of Credit Risk:

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. As of January 31, 1996 and 1995, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business in the aviation industry primarily within the United States.

13. Commitments and Contingencies:

    In 1993, the Company was named as a co-defendant in a patent infringement suit filed by Sensonics Inc. claiming that the Company infringed Sensonics' expired patent for an electromagnetical tapping device that the Company used as a component part in approximately seventeen hundred altimeters. Aerosonic asserted defenses of patent invalidity, unenforceability and noninfringement. After a three-day bench trial, the United States District Court for the Middle District of Florida entered judgment in favor of Sensonics in the amount of $815 plus costs and post-judgment interest (judgment was joint and several with respect to the Company and the co-defendant). Aerosonic appealed the decision to the United States
    Court of Appeals for the Federal Circuit, and the execution of the judgment was stayed upon the Company and the co-defendant, each obtaining a $500 irrevocable bank letter of credit for the Court. Sensonics cross-appealed from the decision. As a result, the Company recorded the $815 basic judgment as a liability during the fourth quarter of the year ended
    January 31, 1995. Subsequent to January 31, 1995, the co-defendant in this case became the Company's Chairman of the Board, President and Chief Operating Officer. On July 21, 1995, the Company's Board of Directors voted to indemnify the co-defendant.

    On April 24, 1996, the Court of Appeals for the Federal Circuit
    rendered an opinion on the patent infringement lawsuit brought by Sensonics, Inc. The court decision awarded Sensonics additional monetary damages for the patent infringement as well as prejudgement interest and
    court costs.   The court also remanded the case to United District Court
    for the Middle District of Florida (Tampa) for a determination of whether attorney fees should be assessed against Aerosonic. The remand has not been taken, and Sensonics has not entered a judgment on the award. Additionally, post-judgment interest at the federal interest rate will continue to run from the date of the judgment. Pursuant to this judgment, for the year ended January 31, 1996, the Company has recorded an additional $960 which increases the total provision for settlement of patent litigation to $1,775.

    During fiscal year 1996, the Company became aware of possible litigation arising from a fee dispute between the Company's former Chairman of the Board, President and Chief Operating Officer and prior legal counsel in connection with an appeal of the Sensonics decision. As of January 31, 1996, no suit had been initiated. However, if the claim for approximately $111 is asserted, it is anticipated that it will be vigorously contested. No accrual for loss for indemnification has been recorded as of January 31, 1996.

    The Company is also involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the above matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

    At January 31, 1996, the Company is committed to future purchases primarily for materials of approximately $828.

14. Related Party Transactions:

    The Company purchased painting services of approximately $14, $470 and $653 during the years ended January 31, 1996, 1995 and 1994, respectively, from an entity owned by a shareholder and former officer of the Company.

15. Financial Instruments:

    In addition to the financial instruments described in Note 1, the Company, in the normal course of business, is a party to various other financial instruments with off-balance sheet risk. Estimated fair value amounts for all financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies.

    Long-Term Debt - The carrying value of long-term debt is a reasonable estimate of its fair value as interest rates are variable, based on prevailing market rates.

    Letters of Credit - At January 31, 1996, the Company has a $500 letter of credit outstanding (Notes 10 and 13) and a $79 letter of credit which guarantee trade activities. The contract amount of the letters of credit is a reasonable estimate of their fair value as the value for each is fixed over the life of the commitment.

16. Benefit Plans:

    Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all of the employees of the Company. Under the plan, participants may elect to contribute up to 10% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant's yearly compensation. Such matching contributions will be made in cash or common stock of the Company. Additional contributions may be made at the Company's discretion. For the years ended January 31, 1996, 1995 and 1994, the Company's contribution was $145, $141 and $167, respectively.

    In March 1993, the Board of Directors adopted, subject to shareholder approval, an Incentive Stock Option Plan, which provides for the granting of 300,000 shares of the Company's authorized but unissued common stock to key employees, directors and consultants. Under the plan, options granted may be either incentive stock options as defined by the Internal Revenue code, or non-qualified stock options. Options may be granted at prices not less than fair market value at the date of option grant. The option price for incentive stock options granted to an optionee who possesses more than 10% total combined voting power of value of the Company may not be less than 110% of the fair market value at the date of option grant. The stock options will be exercisable over a period determined by the Board of Directors, but no longer than five years after the date they are granted.

    During the year ended January 31, 1994, options for 120,500 common shares were granted at $3.00 per share, of which 22,000 and 13,000 were canceled during the years ended January 31, 1996 and 1995, respectively, due to employee terminations. As of January 31, 1996, no options had been exercised and the balance of 85,500 options were fully vested and exercisable.

Aerosonic Corporation and Subsidiary
Valuation and Qualifying Accounts
Schedule II
(in thousands)


                                                         Additions
                                                               --------------------------
                                                                               Charged to
                                              Balance at       Charged to         Other                     Balance at
                                              Beginning        Costs and        Accounts      Deductions       End of
             Description                      of Period        Expenses         Describe       Describe        Period
- -----------------------------------------     ----------       ---------        --------       --------       -------
Year ended January 31, 1996 -
  Allowance for doubtful accounts             $     57        $      13        $      0        $     0       $    70

Year ended January 31, 1995 -
  Allowance for doubtful accounts              $     70        $     (13)       $      0        $      0      $    57

Year ended January 31, 1994 -
  Allowance for doubtful accounts              $     85        $     (15)       $      0        $      0      $    70
