Form 10-Q
period 1996-04-30
AEROSONIC CORP /DE/
filed 1996-06-12
CIK 109471

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED        April 30, 1996      COMMISSION FILE NO.   0-4988
                             -------------                             ------

                              AEROSONIC CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                  74-1668471
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 1212 No. Hercules Avenue, Clearwater, Florida                  34625
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

                                 (813) 461-3000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                 Non applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES    X         NO
                                                       ------           ------
     Securities registered pursuant to Section 12 (g) of the Act.

                          Common Stock ($.40 par value)
                          -----------------------------
                                (Title of Class)








PAGE>



                                      INDEX

                              AEROSONIC CORPORATION

                                                                    Page No.
                                                                    --------
 PART I.      FINANCIAL INFORMATION

 Item 1.      Financial Statements  (unaudited)

              Condensed Balance Sheets  -                                2
                  April 30, 1996 and January 31, 1996

              Condensed Statements of Operations -                       3
                  Three months ended April 30, 1996 and 1995

              Condensed Statements of Cash Flows  -                      4
                  Three months ended April 30, 1996 and 1995

              Notes to Condensed Financial Statements  -                 5
                  April 30, 1996

 Item 2.      Management's Discussion and Analysis of                6 - 7
                  Financial Condition and Results of Operations

 SIGNATURES                                                              8


 PART II.   OTHER INFORMATION

 ITEM 6.      Exhibits and Reports on Form 8-K

              Exhibit I.  -  Computations of Earnings Per Share          9

AEROSONIC CORPORATION
     Condensed Balance Sheets
     (In thousands, except per share data)

                                                               April 30   January 31
                                                                   1996        1996
                                                              ----------  ---------
                                                             (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                 $     13          10
     Receivables:
         Trade, less allowance of $69 at 4/30/96 and 1/31/96      3,166       3,320
         Officers and employees                                      14           6
         Other                                                       43          44
         Income tax                                                 436         436
     Inventories                                                  6,705       6,312
     Prepaid expenses                                                58          37
     Deferred income tax benefit                                  1,100         999
                                                               --------    --------

            Total current assets                                 11,535      11,164

Property, plant and equipment
     Less allowance for depreciation                              6,336       6,415

Other assets                                                        161         272
                                                               --------    --------

                                                               $ 18,032      17,851
                                                               ========    ========

Liabilities and shareholders' equity

Current liabilities:
     Current installments of long-term debt                    $    693         712
     Notes payable to bank                                          425         295
     Accounts payable, trade                                      1,216         969
     Other accrued expenses                                       1,548       1,606
     Litigation costs                                             2,000       1,775
                                                               --------    --------

            Total current liabilities                             5,882       5,357

Long-term debt, less current installments                         2,655       2,814
Deferred income taxes                                               491         491

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                      1,595       1,595
     Additional paid-in capital                                   3,410       3,410
     Retained earnings                                            4,307       4,506
     Less treasury stock, 194,571 shares at 1/31/96
         178,753 shares at 4/30/96                                 (308)       (322)
                                                               --------    --------

            Total shareholders equity                             9,004       9,189
                                                               --------    --------

                                                               $ 18,032      17,851
                                                               ========    ========

      Note: The balance sheet at January 31, 1996 has been derived from the audited financial statements at this date.

                  See Notes to Condensed Financial Statements.

AEROSONIC CORPORATION
  Condensed Statements of Operations (Unaudited)
  (In thousands, except per share data)



                                                           Three Months Ended
                                                                April 30
                                                         ---------------------
                                                           1996           1995
                                                         --------        ------
Net sales                                                $ 4,989          5,033

Cost of goods sold                                         3,783          3,705
                                                         --------        ------
    Gross Profit                                           1,206          1,328

Selling, general and administrative
  expenses                                                 1,223          1,215
                                                         --------        ------
    Operating Income (loss)                                  (17)           113
                                                         --------        ------
Other income (deductions):
  Provision for settlement of litigation                     225
  Interest expense, net                                       74             70
  Other, net                                                 (15)            (3)
                                                             284             67
                                                         --------        ------
    Income (loss)  before income taxes                      (301)            46

Income tax (benefit) expense                                (102)            17
                                                         --------        ------
    Net Income (loss)                                    $  (199)            29
                                                         ========        ======

Earnings (loss)  per share:                              $ (0.05)          0.01
                                                         ========        ======
Weighted average number
  of shares outstanding                                    3,801          3,793
                                                         ========        =======

AEROSONIC CORPORATION
     Condensed Statements of Cash Flows (Unaudited)
                (In Thousands)

                                                                Three Months Ended
                                                                      April 30
                                                                  ---------------
                                                                    1996     1995
                                                                    ----     ----
Cash flows from operating activities:
     Net income (loss)                                             $(199)      29
     Adjustment to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                            217      181
            Change in deferred income taxes                         (101)      --
            Net increase  in cash due to changes
                 in current assets and liabilities                   160       29
                                                                   -----    -----

     Net cash provided  by operating
         activities                                                   77      239

Cash flows from investing activities:
     Purchase of fixed assets                                       (145)    (372)
     Proceeds from sale of equipment                                  13       37
     Net decrease in other assets                                    106        8
                                                                   -----    -----

     Net cash used in investing activities                           (26)    (327)

Cash flows from financing activities:
     Repayment on long-term debt                                    (178)    (148)
     Proceeds from borrowing                                         130       --
                                                                   -----    -----

     Net cash used by financing activities                           (48)    (148)
                                                                   -----    -----

Net increase (decrease)  in cash                                       3     (236)

Cash, beginning                                                       10      573
                                                                   -----    -----

                                                                   -----    -----

Cash, ending                                                       $  13      337
                                                                   =====    =====

Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                  $  77       70
                                                                   -----    -----
         Income taxes                                              $  --       --
                                                                   -----    -----

Supplemental disclosure of noncash financing activity:  During the quarter ended
     April 30, 1996, the Company reissued 8,019 shares of treasury stock to fund a portion of the Company's tax deferred savings plan.

AEROSONIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS  (UNAUDITED)

APRIL 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Net sales for the three months ended April 30, 1996 ("fiscal 1997") were $4,989,000 as compared to $5,033,000 for the same period last year. Included in prior year sales was a $292,000 settlement for "Termination for convenience of the Government".

The Avionics Specialties Division sales were $2,501,000 as compared to $2,398,000 in the prior year. The Clearwater Instrumentation Division Sales increased 15% to $2,160,000, exclusive of the termination settlement mentioned above. Ordnance sales were $328,000 as compared to $467,000 in the prior year.

Cost of goods sold increased by 2% while operating expenses remained relatively the same.

Included in the current quarter was an additional $225,000 for final settlement of the Sensonics Patent litigation, which was settled for a total of $2,000,000. Subsequent to the end of the quarter, the Company paid $1,750,000 cash and issued a note of $250,000, at certain terms, collateralized by a letter of credit. The Company funded the settlement through borrowings under its line of credit and the issuance of two promissory notes aggregating $1,250,000 entered into with related parties.

On May 24,  1996,  J.  Mervyn  Nabors,  Chairman of the Board and  President  of
Aerosonic, had purchased 1,087,000 shares of common stock in Aerosonic Corporation from the revocable trust of Herbert J. Frank at a price of $2.00 per share.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Statements of Operations is shown below:

                                       Three Months Ended    Three Months Ended
                                        4/30/96 - 4/30/95    4/30/96 - 1/31/96
                                        -----------------    -----------------
                                       $ (000)        %      $ (000)       %
                                        -------     -----    -------      -----

Net sales                                  (44)        (1)       386          8

Cost of sales                               78          2       (378)        (9)

Operating expenses                           8          1       (264)       (18)

Interest and other expenses                217        324       (912)       (76)

Income taxes                              (119)      (700)       750        (88)
                                        ------     ------     ------     ------

Net income (loss)                         (228)      (786)     1,190        (86)
                                        ======     ======     ======     ======

PART II.   OTHER INFORMATION

AEROSONIC CORPORATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                      Exhibit 11:  Computation of Earnings Per Share

                      Exhibit 27: Financial Data Schedule (Electronic filing only)

                  (b) Reports on Form 8-K

                      The Company filed a report on Form 8-K on May 2, 1996, regarding Item 5: Other Events. The Company reported the Federal Circuit Court opinion regarding the Sensonics patent litigation.

                      The Company filed a report on Form 8-K on May 14, 1996, regarding Item 5: Other Events. The Company reported an additional charge change for the Sensonics patent litigation.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AEROSONIC CORPORATION
                                                ---------------------
                                                     (Registrant)



Date:  June 12, 1996                            /s/ J. Mervyn Nabors
     ----------------------                     ----------------------------
                                                J. Mervyn Nabors, President
                                                and  Chief Executive Officer