Form 10-Q
period 1996-07-31
AEROSONIC CORP /DE/
filed 1996-09-20
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED         July 31, 1996       COMMISSION FILE NO.     0-04988
                   -----------------------                         -----------

                              AEROSONIC CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           74-1668471
- -------------------------------------    ---------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 1212 No. Hercules Avenue, Clearwater, Florida                 34625
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

                                 (813) 461-3000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                 Non applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since lastreport)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                    INDEX

                            AEROSONIC CORPORATION

                                                                        Page No.
                                                                        --------

PART 1.     FINANCIAL INFORMATION
- -------     ---------------------


Item 1.     Financial Statements  (unaudited)

            Condensed Balance Sheets -
                    July 31, 1996 and January 31, 1996                     2

            Condensed Statements of Operations -
                    Three and six months ended July 31, 1996 and 1995      3

            Condensed Statements of Cash Flows -
                    Six months ended July 31, 1996 and 1995                4

            Notes to Condensed Financial Statements -
                    July 31, 1996                                          5

Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      6 - 7 - 8

SIGNATURES                                                                 9
- ----------

PART II.    OTHER INFORMATION
- --------    -----------------

Item 6.     Exhibits and Reports on Form 8-K

            Exhibit I. - Computations of Earnings Per Share                10

AEROSONIC CORPORATION
     Condensed Balance Sheets

                                                             July 31       January 31
                                                              1996            1996
                                                         ------------    ------------
Assets                                                    (unaudited)
Current assets:
     Cash and cash equivalents                           $  1,315,000    $     10,000
     Receivables:
         Trade, less allowance of $69 at 7/96 and 1/96      3,475,000       3,320,000
         Officers and employees                                15,000           6,000
         Other                                                 30,000          44,000
         Income tax                                           425,000         436,000
     Inventories                                            6,475,000       6,312,000
     Prepaid expenses                                          48,000          37,000
     Deferred income tax benefit                              999,000         999,000
                                                         ------------    ------------

            Total current assets                           12,782,000      11,164,000

Property, plant and equipment
     Less allowance for depreciation                        4,108,000       6,415,000

Other assets                                                  159,000         272,000
                                                         ------------    ------------

                                                         $ 17,049,000    $ 17,851,000
                                                         ============    ============

Liabilities and shareholders' equity

Current liabilities:
     Current installments of long-term debt              $    637,000    $    712,000
     Notes payable to bank                                  2,250,000         295,000
     Accounts payable, trade                                  962,000         969,000
     Other accrued expenses                                 1,604,000       1,606,000
     Accrued litigation costs                                       0       1,775,000
                                                         ------------    ------------

            Total current liabilities                       5,453,000       5,357,000

Long-term debt, less current installments                   1,869,000       2,814,000
Deferred income taxes                                         491,000         491,000

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                1,595,000       1,595,000
     Additional paid-in capital                             3,410,000       3,410,000
     Retained earnings                                      4,539,000       4,506,000
     Less treasury stock, 194,571 shares at 1/31/96
             178,753 shares at 7/31/96                       (308,000)       (322,000)
                                                         ------------    ------------

            Total shareholders equity                       9,236,000       9,189,000
                                                         ------------    ------------

                                                         $ 17,049,000    $ 17,851,000
                                                         ============    ============

            Note: The balance sheet at January 31, 1996 has been derived from the audited financial statements at this date.

            See Notes to Condensed Financial Statements.


AEROSONIC CORPORATION
  Condensed Statements of Operations (Unaudited)



                                                 Three Months Ended               Six Months Ended
                                                       July 31                        July 31
                                              ------------------------       -------------------------
                                                     1996         1995              1996          1995
                                              -----------  -----------       -----------   -----------
Net sales                                     $ 5,710,000  $ 4,767,000       $10,699,000   $ 9,800,000

Cost of goods sold                              4,039,000    3,751,000         7,822,000     7,456,000
                                              -----------  -----------       -----------   -----------

    Gross Profit                                1,671,000    1,016,000         2,877,000     2,344,000

Selling, general and administrative
  expenses                                      1,245,000    1,274,000         2,469,000     2,489,000
                                              -----------  -----------       -----------   -----------

    Operating Income (loss)                       426,000     (258,000)          408,000      (145,000)
                                              -----------  -----------       -----------   -----------

Other income (deductions):
  Provision for settlement of litigation                0            0           235,000             0
  Interest expense, net                            90,000       71,000           164,000       141,000
  Other, net                                      (39,000)     (41,000)          (54,000)      (44,000)
                                              -----------  -----------       -----------   -----------
                                                   51,000       30,000           335,000        97,000
                                              -----------  -----------       -----------   -----------

    Income (loss)  before income taxes            375,000     (288,000)           73,000      (242,000)

Income taxes                                      143,000     (109,000)           40,000       (92,000)
                                              -----------  -----------       -----------   -----------

    Net Income (loss)                         $   232,000  $  (179,000)      $    33,000   $  (150,000)
                                              ===========  ===========       ===========   ===========

Earnings per share:                           $      0.06  $     -0.05       $      0.01   $     -0.04
                                              ===========  ===========       ===========   ===========

Weighted average number
  of shares outstanding                         3,801,000    3,799,000         3,801,000     3,799,000
                                              ===========  ===========       ===========   ===========


  See Notes to Condemsed Financial Statements

AEROSONIC CORPORATION
     Condensed Statements of Cash Flows (Unaudited)

                                                                 Six Months Ended
                                                                     July 31
                                                           ---------------------------
                                                               1996             1995
                                                               ----             ----
Cash flows from operating activities:
     Net income (loss)                                     $    33,000    $  (150,000)
     Adjustment to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                      401,000        379,000
            Change in deferred income taxes                     (1,000)      (107,000)
            Net increase  in cash due to changes
                 in current assets and liabilities          (2,080,000)       293,000
                                                           -----------    -----------

     Net cash provided  by operating
         activities                                         (1,647,000)       415,000

Cash flows from investing activities:
     Purchase of fixed assets                                        0     (1,014,000)
     Proceeds from sale of equipment                         1,904,000         37,000
     Net decrease in other assets                              113,000        109,000
                                                           -----------    -----------

     Net cash used in investing activities                   2,017,000       (868,000)

Cash flows from financing activities:
     Repayment on long-term debt                              (945,000)      (418,000)
     Proceeds from borrowing                                 1,880,000        400,000
                                                           -----------    -----------

     Net cash used by financing activities                     935,000        (18,000)
                                                           -----------    -----------

Net increase (decrease)  in cash                             1,305,000       (471,000)

Cash, beginning of period                                       10,000        573,000
                                                           -----------    -----------

Cash, ending                                               $ 1,315,000    $   102,000
                                                           ===========    ===========

Supplemental disclosure of cash flow information
     Cash paid for:
         Interest                                          $   164,000    $   148,000
                                                           -----------    -----------
         Income taxes                                      $      --      $     2,000
                                                           -----------    -----------

Supplemental disclosure of noncash financing activity:
  During the quarter ended April 30, 1996, the Company reissued 8,019 shares of treasury stock to fund a portion of the Company's tax deferred savings plan.

  See Notes to Condensed Financial Statements


AEROSONIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 1996


NOTE A - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1996.

NOTE B - SALE OF ORDNANCE ASSETS
- --------------------------------

On July 10, 1996, the Company finalized the sale of the assets of the ordnance division for $1,700,000 in cash; the proceeds of which were partially used to pay down long term debt, with the balance being invested in marketable securities. For the second quarter, the company recorded a $41,000 gain on the sale of the Ordnance Division assets.

NOTE C - INCREASED AVAILABILITY UNDER SHORT TERM BORROWINGS
- -----------------------------------------------------------

On July 15, 1996, the Company was granted a $500,000 increase on its line of credit, taking the total to $2,000,000. The terms of the line of credit arrangement are comparable to the terms that had governed the Company's credit facility prior to the increase. As of July 31, 1996, the outstanding balance on the line of credit was $1,250,000.

NOTE D - FINALIZATION OF THE SENSONICS SETTLEMENT
- -------------------------------------------------

During the first quarter ended April 30, 1996, the Company finalized the settlement of the lawsuit with Sensonics, Inc., the details of which are reflected in the 10-Q report, dated April 30, 1996. Reflected in the year-to-date earnings figure is a $225,000 charge against first quarter earnings to finalize the settlement.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULT OF OPERATIONS

Net sales for the three months ended July 31, 1996 ("fiscal 1997") were $5,710,000 as compared to $4,767,000 for the same period last year. Net sales for the six months ended July 31, 1996 increased by 9% to $10,699,000 as compared to $9,800,000 for the same period last year. Included in prior year's sales was a $292,000 settlement for "Termination for convenience of the Government".

The Avionics Specialties Division sales for the quarter ended July 31, 1996 were $2,761,000, an 11% increase over the same period in the prior fiscal year. The Clearwater Instrument Division sales for the quarter ended July 31, 1996 increased by 16% to $2,319,000. Net sales for the six months ended July 31, 1996 for the Avionics and Clearwater Instrument Division combined showed an improvement of 8%, or $744,000, over the same period in the prior fiscal year. Ordnance sales represented $958,000 of the net sales figure for the six months ended July 31, 1996 as compared to $833,000 during the same period in the prior fiscal year. However, the Ordnance Division had an overall negative impact on the profitability of the company as the market slowed in that product line. .

Gross profit as a percentage of net sales improved in both the second quarter and the six months ended July 31, 1996 as compared to their respective periods in the prior fiscal year. The improvement is largely attributed to Company management's shift of focus away from Ordnance manufacturing and towards the instrument product line, its core business line. As a result of that shift of focus, Company management has reengineered and streamlined the instrument manufacturing process, including addressing permanent price increases on certain instrument lines, which were implemented in the second quarter.

Reflective of the Company's continued philosophy towards controlling indirect costs, selling, general and administrative expenses continued to show a decline in both whole dollars and as a percentage of net sales in both the second quarter and the six months ended July 31, 1996 as compared to their respective periods in the prior fiscal year. Nonrecurring indirect costs for the six months ended July 31, 1996 consist of the provision for the settlement of the patent infringement lawsuit with Sensonics, Inc. The total cost for the Sensonics settlement in FY `97 equals $225,000, which was expensed in the first quarter; the terms of the settlement were outlined in the 10-Q dated April 30, 1996. The second quarter earnings include a $41,000 gain on the sale of the Ordnance Division assets, which occurred in July 1996.

The Company recorded a net profit for the quarter of $232,000, or $.06 per share. Through the six months ended July 31, 1996, the company recorded a net profit of $47,000, or $.01 per share, inclusive of the $41,000 gain on the sale of the Ordnance Division and despite the $225,000 charge against first quarter earnings for the settlement of the Sensonics suit.

Working capital increased by $1,522,000 to $7,329,000 during the six months ended July 31, 1996. The improvement was largely due to the cash provided by the sale of the Ordnance Division, reduction in the litigation accrual and debt repayment.

Interest expense increased by $23,000 to $164,000 during the six months ended July 31, 1994 as compared to the same period in the prior fiscal year largely due to heavier borrowings under the company's line of credit arrangement to fund the settlement with Sensonics, Inc.

Backlog as of July 31, 1996 was $14,709,000, as compared to a backlog of $17,356,000 during the same period in the prior fiscal year. However, $3,021,000 of the prior year's backlog figure was attributed to the Ordnance Division.

As of July 31, 1996, the Company was back in compliance with its bank loan covenants and was granted a $500,000 increase on its revolving line of credit, taking it to $2,000,000. The outstanding balance on the Company's line of credit as of July 31, 1996 was $1,250,000.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Statements of Operations is shown below:

                                  Three Months Ended       Three Months Ended
                                   7/31/96 - 7/31/95       7/31/96 - 4/30/96
                                 $ (000)          %       $ (000)        %
                                 -------       -----      -------      -----

Net sales                        943,000         20       721,000         14

Cost of sales                    288,000          8       256,000          7

Operating expenses               (26,000)        (2)      (16,000)        (1)

Interest and other expenses       19,000         27        16,000         22

Income taxes                     251,000       (230)      244,000       (239)
                                 -------       ----       -------      -----

Net income                       411,000       (230)      221,000      2,009
                                 =======       ====       =======      =====


                                  Six Months Ended
                                   7/31/96 - 7/31/95
                                 $ (000)          %
                                 -------       -----

Net sales                        899,000          9

Cost of sales                    366,000          5

Operating expenses               195,000          8

Interest and other expenses       23,000         16

Income taxes                     132,000       (143)
                                 -------       ----

Net income                       183,000       (122)
                                 =======       ====

PART II.   OTHER INFORMATION

AEROSONIC CORPORATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                      Exhibit 11:  Computation of Earnings Per Share

                      Exhibit 27: Financial Data Schedule (Electronic filing only)

                  (b) Reports on Form 8-K

                      The Company filed a report on Form 8-K on June 7, 1996, regarding Item 1: Changes in Control of Registrant. The company reported that J. Mervyn Nabors purchased 1,087,000 shares of common stock from the Herbert J. Frank Revocable Trust.

                      The Company filed a report on form 8-K on June 14, 1996, regarding Item 2: Acquisition and Disposition of Assets. The company reported that it had entered into an agreement with National Metalworking Corporation, an affiliated company of Bulova Technologies LLC, to sell the Ordnance Division assets.


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



Date:  September 19, 1996                            /s/ J. Mervyn Nabors
     ----------------------                     ----------------------------
                                                J. Mervyn Nabors, President
                                                and  Chief Executive Officer