Form 10-Q
period 1996-10-31
AEROSONIC CORP /DE/
filed 1996-12-06
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED       October 31, 1996      COMMISSION FILE NO.   0-4988
                     ------------------------                        -------

                              AEROSONIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           74-1668471
-------------------------------------    ---------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 1212 No. Hercules Avenue, Clearwater, Florida                 34625
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

                                 (813) 461-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                 Non applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES    X         NO
                                                         ------         ------
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Common Stock, par value $.40 per share, 3,986,262 number of shares as of October 31, 1996.

                                      INDEX

                              AEROSONIC CORPORATION



                                                                       Page No.
                                                                       --------
  PART I.      FINANCIAL INFORMATION
  -------      ---------------------

  Item 1.      Consolidated Financial Statements

               Consolidated Balance Sheets  -                              2
                   October  31, 1996 and January 31, 1996

               Consolidated Statements of Operations  -                    3
                   Three months ended October 31, 1996 and 1995

               Consolidated Statements of Operations -                     4
                   Nine months ended October 31, 1996 and 1995

               Consolidated Statements of Cash Flows  -                    5
                   Nine months ended October 31, 1996 and 1995

               Notes to Consolidated Financial Statements  -               6
                   October 31, 1996

  Item 2.      Management's Discussion and Analysis of                   7 - 8
                   Financial Condition and Results of Operations

  SIGNATURES                                                               9

  PART II.   OTHER INFORMATION
  --------   -----------------

  ITEM 6.      Exhibits and Reports on Form 8-K

               Exhibit 11  -  Computations of Earnings Per Share          10

               Exhibit 27  -  Financial Data Schedule (Electronic
                              filing only)                                11

AEROSONIC CORPORATION
    Consolidated Balance Sheets

                                                        October 31
                                                           1996         January 31
                                                        (unaudited)          1996
                                                       ------------    ------------
Assets
Current assets:
    Cash and cash investments                          $  1,309,000    $     10,000
    Receivables:
      Trade, net                                          3,511,000       3,320,000
      Officers and employees                                  7,000           6,000
      Other                                                 141,000          44,000
      Income tax                                                  0         436,000
    Inventories                                           6,677,000       6,312,000
    Prepaid expenses                                         73,000          37,000
    Deferred income tax benefit                             980,000         999,000
                                                       ------------    ------------

         Total current assets                            12,698,000      11,164,000

Property, plant and equipment, net                        4,423,000       6,415,000

Other assets                                                124,000         272,000
                                                       ------------    ------------

                                                       $ 17,245,000    $ 17,851,000
                                                       ============    ============
Liabilities and shareholders' equity

Current liabilities:
    Current installments of long-term debt             $    604,000    $    712,000
    Notes payable                                         1,746,000         295,000
    Accounts payable, trade                               1,052,000         969,000
    Other accrued expenses                                1,568,000       1,606,000
    Accrued litigation costs                                250,000       1,775,000
                                                       ------------    ------------

         Total current liabilities                        5,220,000       5,357,000

Long-term debt, less current installments                 2,074,000       2,814,000
Deferred income taxes                                       491,000         491,000
                                                       ------------    ------------

         Total liabilities                                7,785,000       8,662,000
                                                       ------------    ------------
Shareholders' equity:
    Common stock, $.40 par; 8,000,000 shares
      authorized; 3,986,262 shares issued                 1,595,000       1,595,000
    Additional paid-in capital                            3,410,000       3,410,000
    Retained earnings                                     4,763,000       4,506,000
    Less treasury stock, 178,753  shares at 10/31/96
      and 186,772  shares at 1/31/96                       (308,000)       (322,000)
                                                       ------------    ------------

         Total shareholders' equity                       9,460,000       9,189,000
                                                       ------------    ------------

                                                       $ 17,245,000    $ 17,851,000
                                                       ============    ============

Note:  The balance sheet at January 31, 1996 has been derived from the audited financial statements at this date.

See Notes to Consolidated Financial Statements.

                                       2

AEROSONIC CORPORATION
  Consolidated Statements of Operations (Unaudited)

                                                                Three Months Ended
                                                                    October 31
                                                           --------------------------
                                                                1996           1995
                                                           -----------    -----------
Net sales                                                  $ 5,066,000    $ 4,335,000

Cost of goods sold                                           3,439,000      3,174,000
                                                           -----------    -----------

            Gross profit                                     1,627,000      1,161,000

Selling, general and administrative
     expenses                                                1,288,000      1,175,000
                                                           -----------    -----------

            Operating income (loss)                            339,000        (14,000)
                                                           -----------    -----------

Other (income) deductions:
     Interest expense, net                                      74,000         75,000
     Other, net                                                (68,000)         8,000
                                                           -----------    -----------
                                                                 6,000         83,000
                                                           -----------    -----------

            Income (loss) from continuing operations
                before income taxes                            333,000        (97,000)

     Income tax expense (benefit)                              122,000        (37,000)
                                                           -----------    -----------

            Income (loss) from continuing operations           211,000        (60,000)


Discontinued Ordnance operations:
     Losses  from discontinued operations,
     net of income tax benefit of $67,000                            0       (109,000)
                                                           -----------    -----------

            Net income (loss)                              $   211,000    $  (169,000)
                                                           ===========    ===========


Earnings (loss)  per share:
     Continuing operations                                 $      0.06    $     (0.01)
     Discontinued operations                                      0.00          (0.03)
                                                           -----------    -----------
Net Earnings (loss)  per share:                            $      0.06    $     (0.04)
                                                           ===========    ===========


Weighted average number
     of shares outstanding                                   3,801,000      3,799,000
                                                           ===========    ===========

See Notes to Consolidated Financial Statements.

AEROSONIC CORPORATION
  Consolidated Statements of Operations (Unaudited)

                                                                Nine Months Ended
                                                                    October 31
                                                           ----------------------------
                                                                1996            1995
                                                           ------------    ------------
Net sales                                                  $ 14,820,000    $ 13,184,000

Cost of goods sold                                           10,205,000       9,415,000
                                                           ------------    ------------

          Gross profit                                        4,615,000       3,769,000

Selling, general and administrative
     expenses                                                 3,568,000       3,415,000
                                                           ------------    ------------

          Operating income                                    1,047,000         354,000
                                                           ------------    ------------

Other (income) deductions:
     Provision for settlement of litigation                     225,000               0
     Interest expense, net                                      209,000         209,000
     Other, net                                                 (87,000)         11,000
                                                           ------------    ------------
                                                                347,000         220,000
                                                           ------------    ------------

          Income  from continuing operations before
             income taxes                                       700,000         134,000

     Income tax expense                                         258,000          51,000
                                                           ------------    ------------

          Income  from continuing operations                    442,000          83,000


Discontinued Ordnance operations:
     Losses  from discontinued operations, net of income
     tax benefit of $108,000 and $247,000, respectively        (226,000)       (402,000)
     Gain on sale of discontinued operations                     41,000               0
                                                           ------------    ------------

          Net income (loss)                                $    257,000    $   (319,000)
                                                           ============    ============


Earnings (loss)  per share:
     Continuing operations                                 $       0.12    $       0.02
     Discontinued operations                                      (0.05)          (0.10)
                                                           ------------    ------------
Net Earnings (loss)  per share:                            $       0.07    $      (0.08)
                                                           ============    ============

Weighted average number
     of shares outstanding                                    3,801,000       3,797,000
                                                           ============    ============


See Notes to Consolidated Financial Statements.

AEROSONIC CORPORATION
     Consolidated Statements of Cash Flows (Unaudited)

                                                                     Nine Months Ended
                                                                        October 31
                                                               --------------------------
                                                                    1996           1995
                                                               -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                         $   257,000    $  (319,000)
     Adjustment to reconcile net income (loss) to net
         cash provided by operating activities:
            Depreciation and amortization                          498,000        562,000
            Gain on sale of segment                                (41,000)             0
            Change in deferred income taxes                         19,000       (203,000)
            Net increase (decrease) in current assets and
                liabilities:
                Income tax receivable                              436,000              0
                Accrued litigation costs                        (1,525,000)             0
                Other current assets and liabilities              (649,000)       463,000
                                                               -----------    -----------

     Net cash provided by (used in) operating activities        (1,005,000)       503,000
                                                               -----------    -----------
Cash flows from investing activities:
     Purchase of property, plant and equipment                    (147,000)    (1,107,000)
     Proceeds from sale of equipment                                     0         59,000
     Proceeds from sale of discontinued operations               1,700,000              0
     Investment in unconsolidated subsidiary                             0        148,000
     Net decrease in other assets                                  148,000         50,000
                                                               -----------    -----------

     Net cash provided by (used in) investing activities         1,701,000       (850,000)
                                                               -----------    -----------
Cash flows from financing activities:
     Repayment on long-term debt                                  (848,274)      (641,000)
     Proceeds from borrowings                                            0        450,000
     Proceeds from notes payable                                 2,205,000              0
     Repayment of notes payable                                   (753,726)             0
                                                               -----------    -----------

     Net cash provided by (used in)  financing activities          603,000       (191,000)
                                                               -----------    -----------

Net increase (decrease) in cash and cash investments             1,299,000       (538,000)

Cash and cash investments, beginning of period                      10,000        573,000
                                                               -----------    -----------

Cash and cash investments, end of period                       $ 1,309,000    $    35,000
                                                               ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid for:
         Interest                                              $   274,000    $   227,000
                                                               ===========    ===========

         Income taxes                                          $         0    $     7,000
                                                               ===========    ===========

Supplemental disclosure of noncash financing activity:
      During the first quarter ended April 30, 1996 and 1995, the Company reissued 8,019 and 7,799 shares, respectively, of treasury stock to fund a portion of the Company's tax deferred savings plan.

See Notes to Consolicated Financial Statements.
                                       5

AEROSONIC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS  (UNAUDITED)
OCTOBER 31, 1996

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.

NOTE B - DISCONTINUED OPERATIONS
--------------------------------

On July 10, 1996, the Company finalized the sale of the assets of the Ordnance Division for $1,700,000 in cash, the proceeds of which were partially used to pay down long-term debt, with the balance being invested in marketable securities. For the second quarter, the Company recorded a $41,000 gain on the sale of the Ordnance Division assets.

Net sales of the Ordnance Division for the nine months ended October 31, 1996 and 1995 were $945,000 and $1,179,000, respectively. Net sales of the Ordnance Division for the quarter ended October 31, 1995 were $228,000.

Certain prior year amounts have been reclassified to conform with current year presentation of discontinued operations.

NOTE C - FINALIZATION OF THE SENSONICS SETTLEMENT
-------------------------------------------------

During the first quarter ended April 30, 1996, the Company finalized the settlement of the lawsuit with Sensonics, Inc., the details of which are reflected in the 10-Q report, dated April 30, 1996. Reflected in the year-to-date earnings figure is a $225,000 charge against first quarter earnings to finalize the settlement.

NOTE D - SETTLEMENT WITH LEGAL COUNSEL
--------------------------------------

During the quarter ended October 31, 1996, the Company recognized $118,000 of other income, which represents a settlement between the Company and prior legal counsel. The related disputes have been amicably resolved without litigation and no party admitting any liability or wrongdoing.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Net sales of the Instrument Divisions for the three months ended October 31, 1996 ("fiscal 1997") were $5,066,000 as compared to $4,335,000 for the same period in the prior year. Net sales of the Instrument Divisions for the nine months ended October 31, 1996 increased 12%, to $14,820,000, as compared to $13,184,000 for the same period in the prior year.

The Avionics Specialties Division sales for the quarter ended October 31, 1996 were $2,489,000, a 12% increase over the same period in the prior year. The Clearwater Instrument Division sales for the quarter ended October 31, 1996 increased by 85%, to $2,577,000, over the same period in the prior year. Ordnance sales were $945,000 for the nine months ended October 31, 1996, as compared to $1,179,000 during the same period in the prior year. However, the Ordnance Division had an overall negative impact on the profitability of the Company, as the market slowed in that product line.

Gross profit as a percentage of net sales improved in both the third quarter and the nine months ended October 31, 1996 as compared to the respective periods in the prior fiscal year. The improvement is largely attributed to Company management's shift of focus away from Ordnance manufacturing and towards the instrument product line, its core business line. As a result, Company management has reengineered and streamlined the instrument manufacturing, cost accounting and sales management processes. In addition, management is addressing significant price increases on certain instrument lines which began in the second quarter, as well as entering into long-term sales agreements with certain customers.

The Company recorded a net profit for the third quarter of $211,000, or $.06 per share. For the nine months ended October 31, 1996, the Company recorded a net profit of $257,000, or $.07 per share, inclusive of the $41,000 gain on the sale of the Ordnance Division, other income of $118,000 relating to the settlement with legal counsel and the $225,000 charge against first quarter earnings for the settlement of the Sensonics suit.

Working capital increased by $1,671,000 during the nine months ended October 31, 1996. Significant sources of cash during the year included proceeds from the sale of the Ordnance Division, a refund relating to income taxes and proceeds from utilization of the Company's line of credit. Significant uses of cash included payment of Sensonics litigation costs and repayment of the Company's debt facilities. At October 31, 1996, the Company had $750,000 available under its line of credit.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


Interest expense totaled $238,000 ($209,000 allocated to the Instrument Division and $29,000 allocated to the Ordnance Division) for the nine months ended October 31, 1996. The $29,000 increase from the same period in the prior fiscal year is largely due to heavier borrowings under the Company's line of credit arrangement used to fund the settlement with Sensonics, Inc.


Backlog as of October 31, 1996 was $14,461,000, as compared to $14,774,000 in the prior year. The prior year amount does not include backlog of $2,637,000 relating to the Ordnance division.

AEROSONIC CORPORATION


PART II.  OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

                 Exhibit 11:  Computation of Earnings Per Share
                 Exhibit 27:  Financial Data Schedule (Electronic filing only)

            (b) The Company did not file any report on Form 8-K during the three months ended October 31, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AEROSONIC CORPORATION
                                               ------------------------------
                                                       (Registrant)



Date: December 4, 1996                         /s/ J. Mervyn Nabors
                                               ------------------------------
                                               J. Mervyn Nabors, President
                                               and  Chief Executive Officer