Form 10-K
period 1997-01-31
AEROSONIC CORP /DE/
filed 1997-04-30
CIK 109471

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                               ___________________

For the Fiscal Year Ended January 31, 1997         Commission File Number 0-4988

                              AEROSONIC CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          74-1668471
 ------------------------------------         ----------------------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                           Identification No.)

                           1212 North Hercules Avenue
                            Clearwater, Florida 34625
                      -------------------------------------
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
                              Yes  X            No
                                  ---              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ] .

As of April 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $23,634,829.

As of April 25, 1997, the issuer had 3,830,490 shares of Common Stock outstanding, net of treasury shares.
________________________________________________________________________________

                       Documents Incorporated by Reference
            Document                                    Part of 10K
            --------                                    -----------
      Proxy Statement for the 1997         Part II, Items 10, 11, 12 and 13
     Annual Meeting of Stockholders

                                     PART I
Item 1.  Business.
         ---------

Aerosonic Corporation ("the Company") is principally engaged in one business segment: the manufacture of aircraft instruments ("Instruments"). Prior to June 1996, the Company was engaged in a second business segment: the manufacture of ordnance products ("Ordnance") which consisted of military products as well as commercial truck and automotive parts. The sale of this segment is more fully described in Note 8 to the Consolidated Financial Statements and, accordingly, has been presented as discontinued operations.

The Company was incorporated under the laws of Delaware in l969, and in l970 merged with a Florida company (formerly known as "Aerosonic Corporation"). As used herein, unless the context requires otherwise, "Aerosonic" or the "Company" includes Aerosonic Corporation and its operating subsidiary, Avionics Specialties, Inc.

The aircraft instrument segment consists of three operating divisions: The Clearwater, Florida Instrumentation Division ("Clearwater Instruments"), the Aerosonic Wichita, Kansas Instrumentation Division and Avionics Specialties, Inc. ("Avionics"), a Virginia Corporation wholly owned by Aerosonic Corporation. Clearwater Instruments was started in 1953 and primarily manufactures Altimeters, Airspeed Indicators, Rate of Climb Indicators, Microprocessor Controlled Air Data Test Sets, and a variety of other flight instrumentation. Avionics was a division of Teledyne Industries, Inc. prior to January 1993. Avionics maintains four major product lines in the aircraft instrument segment:
1) Angle of Attack ("AOA")/Stall Warning Systems; 2) Inertial-Lead Vertical Speed Indicator ("IVSI"); 3) Power Analyzer and Recorder ("PAR") System (a turbine engine monitoring system); 4) Vibration Monitoring and Analysis. For a description of the general development of these businesses, see the narrative below.

               PRODUCTS, SERVICES AND RECENT BUSINESS DEVELOPMENTS

PRODUCTS AND DISTRIBUTION

The Company's products are sold to the U.S. military services and to manufacturers of commercial and private aircraft, both domestic and foreign. Commercial sales increased to $16,098,000 from $13,773,000 in the prior fiscal year. Sales to the U.S. military have decreased to $4,134,000 during the current fiscal year from $5,193,000 in the prior fiscal year. For the year ended January 31, l997, approximately 76% of the Company's total sales were to the private sector and the remaining 24% to the military services.

Most of the Company's instrument sales are made directly through Company employees to original equipment manufacturers or to the military, with the Company's remaining sales being made through other dealers (who resell to aircraft operators).

The products manufactured by the Company, together with the approximate percentage of total sales contributed by each such product for the years ended January 31, l997, 1996 and 1995 are as follows:

                                     1997       1996       1995

AOA/Stall Warning Systems             38%        33%        27%
Other Aircraft Instruments            13%        27%        19%
Repairs                               13%        12%         9%
Altimeters                            10%         9%         8%
Air Speed Indicators                  11%         8%         8%
Spare Parts                           10%         3%         2%
Ordnance -  Commercial                 2%         7%         4%
Ordnance - Military                    3%         1%        23%
                                   ---------- ---------- ----------
                                     100%       100%       100%
                                   ========== ========== ==========

The aggregate amount of foreign sales were $6,208,000, $4,751,000 and $3,104,000 for the years ended January 31, 1997, 1996 and 1995, respectively. Domestic sales of the Company's products are made to many different commercial (non-government) customers, none of which comprised over ten percent (l0%) of total sales during the year ended January 3l, l997.

BACKLOG

The Company sales order backlog as of January 3l, l997 was $18,512,000, as compared to $15,212,000 in the previous fiscal year. The Instrument backlog includes $6,821,000, which is related to Avionics, and $11,691,000, which is related to Clearwater Instruments. Management estimates that approximately 85% of the total backlog, or $15,735,000, can reasonably be expected to be filled during the current fiscal year.

U.S. Government contracts are subject to termination at the election of the Government and contain specific procedures for equitable settlement in the event of termination. It is not possible to predict whether, or to what extent, the present backlog may be reduced or postponed in the event of reductions or changes in U.S. Government programs. Some U.S. Government contracts contain fixed price options for future performance and are subject to exercise by the Government within specified time periods. These options are not included in the Company's contractual backlog. The U.S. Government represents approximately 27% of the Company's backlog at January 31, 1997.

EMPLOYEES

As of the year ended January 3l, l997, the Company employed approximately 274 employees in its business operations. This consisted of 166 Clearwater Instrument employees and 108 Avionics employees. The Company's employees are not represented by labor unions. Management regards its relations with its employees to be good.

RESEARCH AND DEVELOPMENT

The Company expended approximately $460,000 and $504,000 in research and development costs for potential new products and enhancements during the years ended January 31, 1997 and 1996. There are approximately nineteen engineers at Aerosonic and Avionics, on a full- or part-time basis, involved in these activities. Aerosonic has completed the initial development stage of a new Microprocessor Controlled Air Data Test Set. Market acceptance has been exceptionally higher than predicted by management. Due to the proprietary and highly competitive nature of some of the Company's new products under development, management chooses not to enunciate specific programs.

Research and development at Avionics Specialties has focused on extending the Angle of Attack product line to achieve increased functionality. The new Stall Warning Transmitter and Liquid Crystal Display for the Angle of Attack is complete and has been tested and qualified both internally and externally. An Angle of Attack Transmitter incorporating a "built-in" stall warning computer is in the final stage of development and is scheduled for external testing and qualification during late 1997. The transmitter incorporating air data functions has progressed from the laboratory and wind tunnel to its first flight test. The successful results of this early testing has generated considerable interest in the concept. Further flight testing in conjunction with Lockheed will utilize an F-16 as a test vehicle during early 1997. This testing will explore a much wider range of altitudes and airspeeds, including supersonic flight.

Development on the PAR product line continues to result in new features and functions as technology progresses. Additional options now available include extended storage using PC card technology, "real-time" data reporting and data acquisition through satellite communications.

COMPETITION

Most of the  Company's  products  are sold in highly  competitive  markets.  The
Company manufactures a larger variety of aircraft instruments than its competitors, who, in most instances, compete with the Company on no more than a few types of aircraft instruments. Some competitors have larger overall sales and financial resources than the Company. Management believes that the Company's products are priced to sell competitively with those of its competitors.

RAW MATERIALS

The principal materials used in the Company's manufacturing processes are glass lenses, raw metals and castings. These items, as well as other raw materials, parts and components used by the Company's instrument divisions are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.


Item 2.  Properties.
         -----------

The following sets forth the locations and general characteristics of the Company's principal plants:

                                    Approximate No. Square Feet
          Location                  of  Factory and Office Area
          --------                  --  -----------------------

      Clearwater, Florida                           90,000
      Wichita, Kansas                                7,500
      Charlottesville, Virginia                     53,000

All properties are well maintained, fully occupied by the Company and suitable for the Company's present level of production. All locations operate more than one shift, five days a week. The property in Wichita, Kansas is owned by the Company and is unencumbered. The Clearwater, Florida property is mortgaged in accordance with an Industrial Revenue Bond executed in l988. (See Note 7, "Financial Statements".)

The Charlottesville, Virginia property was purchased from Teledyne Industries in April 1994 for $1,260,000, and is mortgaged by a long-term note with the Company's bank. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land.

The Company sold its Newport, Arkansas manufacturing operation during fiscal 1994. The land and building are still owned by Aerosonic and leased to the purchaser under a five-year lease agreement with a purchase option.

Item 3.  Legal Proceedings.
         ------------------

SENSONICS, INC. V. AEROSONIC: In 1993, the Company was named as a co-defendant in a patent infringement suit filed by Sensonics Inc. claiming that the Company infringed Sensonics' expired patent for an electromagnetical tapping device that the Company used as a component part. During June 1996, the Company's Board of Directors approved a proposed settlement of the lawsuit for $2,000,000. Pursuant to this settlement, the Company recorded a $225,000, $960,000 and $815,000 provision for the settlement of litigation during the years ended January 31, 1997, 1996 and 1995, respectively. All amounts related to the settlement were paid during the year ended January 31, 1997.

The Company was sued in September of 1996 by David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. The Company has filed a motion to dismiss this action, which is currently under review. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion.

The Company is also involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the above matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

None.

                                     PART II

Item 5.  Market  for  Registrant's  Common  Stock and  Related  Security  Holder
         -----------------------------------------------------------------------
         Matters.
         --------

The Company's Common Stock is traded on the American Stock Exchange under the symbol "AIM". The range of high and low bid quotations as reported by the American Stock Exchange for each of the quarters of the fiscal years ended January 3l, l997 and January 3l, l996 is as follows:

Fiscal Year Ended January 31, 1997
----------------------------------

Quarter              Bid              Bid
--------------------------------------------
   1       High       2      Low    1-5/16
--------------------------------------------
   2       High       3      Low     1-1/2
--------------------------------------------
   3       High       3      Low     1-7/8
--------------------------------------------
   4       High     4-3/8    Low     2-5/8
--------------------------------------------


Fiscal Year Ended January 31, 1996
----------------------------------

Quarter              Bid              Bid
--------------------------------------------
   1       High    2-7/16    Low     2-1/4
--------------------------------------------
   2       High     2-1/2    Low     2-1/8
--------------------------------------------
   3       High     2-5/8    Low     2-1/8
--------------------------------------------
   4       High    2-3/16    Low     1-7/8
--------------------------------------------


During those same periods, no cash dividends were paid. The payment of future dividends, if any, on the Company's common stock and the amount thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors.

As of April 25, l997, the Company's outstanding shares of common stock were owned by 2,350 shareholders of record.

Item 6.  Selected Financial Data.
         ------------------------

The following  selected financial data for the five years in the period ended January 31, 1997 have been derived from the Company's Consolidated Financial Statements.


                                                      Years Ended January 31,
                                                      -----------------------

                                      1997           1996         1995          1994          1993
                                  ------------- ------------- ------------- ------------- -------------
Revenue                           $ 20,232,000  $ 17,360,000  $ 17,774,000   $ 19,417,000  $ 13,643,000
                                  ============  ============  ============   ============  ============

Income (loss) from
  continuing operations           $  1,123,000  $ (1,293,000) $   (299,000)  $  1,712,000  $   $777,000
                                  ============  ============  ============   ============  ============

Income (loss) from
  continuing operations per share $       0.29  $      (0.34) $      (0.08)  $       0.45  $       0.20
                                  ============  ============  ============   ============  ============

Total assets                      $ 17,215,000  $ 17,851,000  $ 17,965,000   $ 18,293,000  $ 18,686,000
                                  ============  ============  ============   ============  ============

Long-term obligations             $  2,444,000  $  2,814,000  $  3,114,000   $  2,880,000  $  3,969,000
                                  ============  ============  ============   ============  ============



* Included in net income for the year ended  January 31, 1993 is $70,000,  or $.02 per share,  resulting from the cumulative effect of the change in accounting for income taxes.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         Results of Operations.
         ----------------------

This item  contains  certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

DISCONTINUED OPERATIONS

During the fiscal years ended 1997 and 1996, the Company operated in two business segments i) the Ordnance Division and ii) the Instrument Division.

In order to focus on its core business, the Company decided to discontinue the Ordnance Division and during May 1996, the Company sold substantially all of the assets of this segment. The $1,700,000 sale, consisting primarily of property and equipment, was paid in cash and resulted in a $41,000 gain.

For financial reporting purposes, the Company is accounting for the disposition of its Ordnance segment as a discontinued operation. Accordingly, the Company's Consolidated Statements of Operations present the results of the Company's discontinued operations separately from the results of Company's continuing operations.

RESULTS OF CONTINUING OPERATIONS

Net sales for fiscal 1997 were $20,232,000 which represent a $2,872,000 or 17% increase from the prior year. Clearwater Instrument Division sales increased by 35% in the current year to $10,074,000 as compared to $7,448,000 in the preceding year. The Avionics Division sales were $10,158,000, a 9% increase over the prior year.

Net Sales for fiscal 1996 were $17,360,000 which represent a $414,000 or 2% decrease from the prior year. Clearwater Instrument Division sales increased 8% during fiscal 1996 to $8,046,000 compared to $7,448,000 during fiscal 1995. Avionics Division sales were $9,314,000, a 10% decrease from fiscal year 1995.

The increase in sales during fiscal 1997 is attributable to an overall expansion in the aircraft marketplace inclusive of increased requirements for new production aircraft and modification of existing aircraft worldwide. The increase in Fiscal 1996 sales from the preceding year was attributable to a general upward trend within the aircraft industry both domestically and worldwide.

The sales increase experienced by Avionics during fiscal 1997 was primarily attributed to the resumption of sales of the F-16 to the U.S. Government and consequently increased orders within the AOA/Stall Warning Systems line of business. Sales for the F-16 products were $716,000 in fiscal 1997 as compared to $98,000 in the preceding year. Similarly, the decrease in sales during Fiscal 1996 from the preceding year was primarily due to the U.S. Government rescheduling shipments for the F-16 aircraft due to excess inventory. Sales for these products were $98,000 in fiscal 1996 as compared to $1,096,000 for the prior fiscal year.

GROSS MARGINS

The Company's gross margin percentage increased to 35% during fiscal 1997 compared to 25% in the prior year. Exclusive of a $925,000 write-off of inventory during fiscal 1996, the Company's gross margin percentage approximates 30%. These increases result from a 17% increase in sales with only a 1% increase in cost of goods sold. This is primarily due to strong management efforts to minimize costs within the manufacturing and service processes of the Company. In addition, management has focused on expanding the profitable product lines.

During fiscal 1996, the Company wrote-off $925,000 of inventory, of which $545,000 had been reclassified as "long-term" inventory in the previous year. Exclusive of the write-off, the Company's gross profit percentage was 30% as compared to 29% in the prior year.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

As a percentage of total sales, selling, general and administrative expenses decreased to 24% during fiscal 1997 from 27% and 25% during fiscal years 1996 and 1995, respectively. This primarily results from cost reduction efforts by management to improve the overall profitability of the Company.

PROVISION FOR SETTLEMENT OF LITIGATION

In connection with the Sensonics litigation previously described under Item 3. Legal Proceedings, the Company recorded provisions totaling $225,000, $960,000 and $815,000 during fiscal years 1997, 1996 and 1995, respectively.

INTEREST EXPENSE

Interest expense for fiscal l997, net of interest income, totaled $278,000 compared to $280,000 in the prior year. The Company's short- and long-term borrowings increased by $428,000 during fiscal 1997 compared to $3,821,000 at the end of fiscal 1996.

Interest expense for fiscal 1996, net of interest income, increased $54,000 from fiscal 1995, due to increased rates and periodic utilization of the Company's line of credit. The Company's short- and long-term borrowings decreased by $110,000 during fiscal 1996 compared to $3,931,000 at the end of fiscal 1995.

INCOME TAX EXPENSE

Income tax expense increased in fiscal 1997 to ($606,000) as compared to income tax benefit of $517,000 during fiscal 1996. The increase was primarily due to increases in pretax income. Income tax benefit (expense) as a percent of income before taxes was approximately 35% in fiscal 1997, and 29% in fiscal 1996.

Income tax benefit increased during fiscal 1996 to $517,000 as compared to an income tax benefit of $165,000 during fiscal 1995. The increase was primarily due to increases in pretax income. Income tax benefit as percent of income before taxes was approximately 29% during fiscal 1996 and 36% during fiscal 1995.

EARNINGS PER SHARE

The Company recorded net income of $924,000, or $.24 per share during fiscal 1997 as compared to a net loss of $1,886,000, or ($.50) per share in the preceding year. Included in this prior year loss was a provision for settlement of the Sensonics litigation of $960,000.

Net Income from continuing operations (exclusive of the ordnance segment) was $1,123,000 or $.29 per share during fiscal 1997 as compared to a net loss of $1,293,000, or ($.34) per share in the preceding year.

Net loss during fiscal 1995 totaled $211,000 or ($.06) per share. This was inclusive of a provision for settlement of the Sensonics litigation of $815,000.

Net loss from continuing operations (exclusive of the ordnance segment) was $299,000 or ($.08) per share during fiscal 1995 which includes the $815,000 Sensonics provision.

Net loss from discontinued ordnance operations was $199,000 or ($.05) per share during fiscal 1997 as compared to a net loss of $593,000 or ($.16) per share during the preceding year.

Net income from discontinued ordnance operations was $88,000 or .02 per share during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Management considers liquidity to be the Company's ability to generate adequate cash to meet its short- and long-term business needs. The principal internal source of such cash is the Company's operations, while external sources include borrowings under the Company's credit facilities.

Net cash used in operating activities during fiscal year l997 was $528,000 compared to net cash generated of $289,000 in the prior year. During fiscal year 1997, significant net cash used in operating activities resulted primarily from decreases in accrued expenses (payment of settlement expenses related to the Sensonics AND OTHER LITIGATION) and increases in inventories. During fiscal year 1996, cash was generated primarily by noncash-expending depreciation, the write-off of inventories and increases in accounts payable and accrued expenses.

Net cash generated through investing activities during fiscal 1997 was $1,340,000 compared to net cash used of $742,000 in the prior year. The sale of the Ordnance Division during fiscal year 1997 provided $1,700,000 in cash from investing activities. Capital expenditures during fiscal year 1997 of $399,000 primarily consisted of machinery and equipment used in the Instrument Division. These expenditures were funded by operations. Capital expenditures during fiscal year 1996 of $1,156,000 were funded from a $450,000 long-term note and working capital provided from operations.

Net cash generated through financing activities during fiscal year 1997 was $428,000 compared to net cash used of $110,000 in the prior year. The proceeds and uses of the Company's credit facilities are outlined in the Consolidated Statements of Cash Flows and Note 7 to the Consolidated Financial Statements.

The Company has a $2,000,000 line of credit facility, which expires on July 15, 1997 and bears interest at the prime rate. At January 31, 1997, there were approximately $750,000 available under this facility.

The Company's current ratio was strong at 3 to 1 at January 31, 1997 compared to 2 to 1 at January 31, 1996. In addition, working capital increased by $2,725,000 to $8,489,000 in fiscal year 1997. The increase primarily relates to the payment of Sensonics litigation costs accrued for at January 31, 1996, increases in cash and inventories and reductions of current maturities of long-term debt and notes payable.

Funds necessary for future capital expenditures, notes payable and long-term debt payments and other cash flow needs in the ordinary course of business are expected to be funded primarily from current cash resources and internally generated funds.

ACQUISITIONS

Currently, the Company has no arrangements or understandings with respect to any
acquisitions.   However,   the   Company   continues   to  monitor   acquisition
opportunities.

ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 is designed to modify the earnings per share information provided in financial statements by simplifying existing earnings per share data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data.

Other Matters
-------------

Major emphasis is being devoted to sales expansion in the marketplace with a totally restructured marketing concept. During fiscal 1997, the Company established a new division, the Aerosonic Customer Support Division. This unit is located "on-site" in Clearwater, Florida and will react independently from "order-in" to "order-out" requirements for all repair and overhaul and spare parts requirements for the Aerosonic Clearwater division.

Avionics Specialties will continue their marketing and operations independently as previous.

The Company is currently utilizing the theory of synergy corporate-wide to reduce selling, general and administrative costs and to better utilize the personnel assets already in existence. This should allow a streamlining of production flow and realize the goal of inventory reduction.

Item 8. Financial Statements and Supplementary Data.
        --------------------------------------------

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page 14 and are included in this Form 10-K.


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

Not applicable.


Item l0.  Directors and Executive Officers.
          ---------------------------------

Information concerning the Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1997.


Item ll.  Executive Compensation.
          -----------------------

Information   concerning  executive   compensation  is  hereby  incorporated  by
reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1997.

Item l2.  Security Ownership of Certain Beneficial Owners to Management.
          --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1997.

Item l3.  Certain Relationships and Related Transactions.
          -----------------------------------------------

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1997.

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

(a) (1)       Financial Statements:

The following consolidated financial statements of the Company are included herein.

                                                                   Page
                                                                   ----

Report of Independent Accountants                                   15

Consolidated Balance Sheets at January 31, 1997 and 1996            16

Consolidated Statements of Operations for the years ended
   January 31, 1997, 1996 and 1995                                  17

Consolidated Statements of Shareholders' Equity for the years
   ended January 31, 1997, 1996 and 1995                            18

Consolidated Statements of Cash Flows for the years ended
   January 31, 1997, 1996 and 1995                                  19

Notes to Consolidated Financial Statements                        20-28

(a) (2)       Financial Statement Schedules:

All schedules have been omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Aerosonic Corporation
Clearwater, Florida

We have audited the accompanying 1997 and 1996 consolidated financial statements of Aerosonic Corporation and subsidiary listed in the index on page 14 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and subsidiary as of January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Tampa, Florida
April 4, 1997

Aerosonic Corporation and Subsidiary
Consolidated Balance Sheets
January 31, 1997 and 1996

                                 ASSETS                             1997               1996
Current assets:
    Cash and cash equivalents                                   $  1,250,000    $     10,000
    Receivables                                                    3,398,000       3,370,000
    Income tax receivable                                            149,000         436,000
    Inventories                                                    7,286,000       6,050,000
    Costs and estimated earnings in excess
       of billings on uncompleted contract                            58,000         262,000
    Prepaid expenses                                                  66,000          37,000
    Deferred income taxes                                            344,000         956,000
                                                                ------------    ------------

              Total current assets                                12,551,000      11,121,000
                                                                ------------    ------------

Property, plant and equipment, net                                 4,491,000       6,415,000
Deferred income taxes                                                 53,000          43,000
Other assets                                                         120,000         272,000
                                                                ------------    ------------

                                                                   4,664,000       6,730,000
                                                                ------------    ------------

                                                                $ 17,215,000    $ 17,851,000
                                                                ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt and notes payable      $  1,805,000    $  1,007,000
    Accounts payable, trade                                          964,000         969,000
    Compensation and benefits                                        772,000         963,000
    Accrued litigation costs                                               0       1,775,000
    Other accrued expenses                                           521,000         643,000
                                                                ------------    ------------

           Total current liabilities                               4,062,000       5,357,000

Long-term debt and notes payable, net of current maturities        1,944,000       2,814,000
Note payable, related party                                          500,000               0
Deferred income taxes                                                582,000         491,000
                                                                ------------    ------------

           Total liabilities                                       7,088,000       8,662,000
                                                                ------------    ------------
Commitments and contingencies (Note 13)

Shareholders' equity:
    Common stock, $.40 par value; authorized 8,000,000 shares,
         issued 3,986,262 shares                                   1,595,000       1,595,000
    Additional paid-in capital                                     3,410,000       3,410,000
    Retained earnings                                              5,430,000       4,506,000
    Less treasury stock; 178,753 shares in 1997 and 186,772
          shares in 1996, at cost                                   (308,000)       (322,000)
                                                                ------------    ------------

           Total shareholders' equity                             10,127,000       9,189,000
                                                                ------------    ------------

                                                                $ 17,215,000    $ 17,851,000
                                                                ============    ============
The accompanying notes are an integral part of these consolidated financial statements.

                                       16

Aerosonic Corporation and Subsidiary
Consolidated Statements of Operations
for the years ended January 31, 1997, 1996 and 1995


                                                                   1997            1996            1995

Net sales                                                      $ 20,232,000    $ 17,360,000    $ 17,774,000

Cost of goods sold                                               13,225,000      13,063,000      12,675,000
                                                               ------------    ------------    ------------

          Gross profit                                            7,007,000       4,297,000       5,099,000

Selling, general, and administrative expenses                     4,767,000       4,754,000       4,513,000
                                                               ------------    ------------    ------------

          Operating income (loss)                                 2,240,000        (457,000)        586,000
                                                               ------------    ------------    ------------

Other deductions:
       Provision for settlement of litigation (Note 13)            (225,000)       (960,000)       (815,000)
       Interest expense, net                                       (278,000)       (280,000)       (226,000)
       Other, net                                                    (8,000)       (113,000)         (9,000)
                                                               ------------    ------------    ------------
                                                                   (511,000)     (1,353,000)     (1,050,000)
                                                               ------------    ------------    ------------

Income (loss) from continuing operations before income taxes      1,729,000      (1,810,000)       (464,000)

Income tax benefit (expense)                                       (606,000)        517,000         165,000
                                                               ------------    ------------    ------------

          Income (loss) from continuing operations                1,123,000      (1,293,000)       (299,000)

Discontinued ordnance operations:
       Income (loss) from discontinued operations, net of
           income tax benefit (expense) of $94,000, $353,000
           and ($32,000), respectively                             (240,000)       (593,000)         88,000
       Gain on sale of discontinued operations                       41,000               0               0
                                                               ------------    ------------    ------------

          Net income (loss)                                    $    924,000    $ (1,886,000)   $   (211,000)
                                                               ============    ============    ============

Earnings (loss) per share:
       Continuing operations                                   $       0.29    $      (0.34)   $      (0.08)
       Discontinued operations                                        (0.05)          (0.16)           0.02
                                                               ------------    ------------    ------------
Earnings (loss) per share                                      $       0.24    $      (0.50)   $      (0.06)
                                                               ============    ============    ============

Weighted average number of common and common
       equivalent shares outstanding                              3,806,173       3,797,690       3,793,814
                                                               ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary
Consolidated Statements of Shareholders' Equity for the years ended January 31, 1997, 1996 and 1995

                                                               Additional                                   Total
                                                  Common        Paid-In      Retained      Treasury    Shareholders'
                                                   Stock        Capital      Earnings        Stock         Equity
                                                -----------   -----------   -----------    -----------  ------------
Balances at February 1, 1994                    $ 1,595,000   $ 3,394,000   $ 6,603,000    $  (304,000) $ 11,288,000

  Net loss                                                0             0      (211,000)             0      (211,000)

  Acquisition of 20,000 common shares                     0             0             0        (49,000)      (49,000)

  Reissuance of 10,810 shares of treasury stock           0        13,000             0         17,000        30,000
                                                -----------   -----------   -----------    -----------  ------------

Balances at January 31, 1995                      1,595,000     3,407,000     6,392,000       (336,000)   11,058,000

  Net loss                                                0             0    (1,886,000)             0    (1,886,000)

  Reissuance of 7,799 shares of treasury stock            0         3,000             0         14,000        17,000
                                                -----------   -----------   -----------    -----------  ------------

Balances at January 31, 1996                      1,595,000     3,410,000     4,506,000       (322,000)    9,189,000

  Net income                                              0             0       924,000              0       924,000

  Reissuance of 8,019 shares of treasury stock            0             0             0         14,000        14,000
                                                -----------   -----------   -----------    -----------  ------------

Balances at January 31, 1997                    $ 1,595,000   $ 3,410,000   $ 5,430,000    $  (308,000) $ 10,127,000
                                                ===========   ===========   ===========    ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended January 31, 1997, 1996 and 1995


                                                                         1997          1996          1995
Cash flows from operating activities:
      Net income (loss)                                             $   924,000    $(1,886,000)   $  (211,000)
      Adjustments to reconcile net income (loss) to net cash
            provided by operating activities:
         Increase (decrease) in allowance for doubtful accounts          27,000         13,000        (13,000)
         Write-off of inventory                                               0        925,000              0
         Depreciation                                                   674,000        789,000        810,000
         Gain on disposal of equipment                                        0        (11,000)       (53,000)
         Gain on disposal of ordnance division                          (41,000)             0              0
         Deferred income taxes                                          693,000       (479,000)      (270,000)
         Gain on sale of unconsolidated subsidiary                            0        (48,000)             0
         Provision for litigation                                             0        960,000              0
         Changes in current assets and liabilities:
            Receivables                                                 (55,000)        (7,000)       (11,000)
            Income tax receivable                                       287,000       (146,000)      (290,000)
            Inventories                                              (1,254,000)      (694,000)     1,425,000
            Cost and estimated earnings in excess of billings on
                   uncompleted contract                                 204,000         28,000       (290,000)
            Prepaid expenses                                            (29,000)        27,000        120,000
            Other assets                                                121,000        (78,000)      (125,000)
            Accounts payable                                             (5,000)       291,000     (1,081,000)
            Accrued expenses                                         (2,074,000)       605,000        751,000
                                                                    -----------    -----------    -----------


              Net cash provided by (used in) operating activities      (528,000)       289,000        762,000
                                                                    -----------    -----------    -----------

Cash flows from investing activities:
      Proceeds from sale of property and equipment                        9,000         79,000        280,000
      Proceeds from sale of ordnance division                         1,700,000              0              0
      Investment in unconsolidated subsidiary                                 0              0       (100,000)
      Proceeds from sale of investment in and repayment of
              advances to unconsolidated subsidiary                           0        282,000              0
      Capital expenditures                                             (399,000)    (1,156,000)    (1,825,000)
      Collection of note receivable                                      30,000         53,000         25,000
                                                                    -----------    -----------    -----------

              Net cash provided by (used in) investing activities     1,340,000       (742,000)    (1,620,000)
                                                                    -----------    -----------    -----------

Cash flows from financing activities:
      Proceeds from long-term debt and notes payable                  2,524,000      3,225,000      1,100,000
      Proceeds from related party notes payable                       1,250,000              0              0
      Principal payments on long-term debt and notes payable         (2,596,000)    (3,335,000)      (811,000)
      Principal payments on related party notes payable                (750,000)             0              0
      Payments to acquire treasury stock                                      0              0        (49,000)
                                                                    -----------    -----------    -----------

              Net cash provided by (used in) financing activities       428,000       (110,000)       240,000
                                                                    -----------    -----------    -----------

Net  increase (decrease) in cash and cash equivalents                 1,240,000       (563,000)      (618,000)
Cash and cash equivalents at beginning of year                           10,000        573,000      1,191,000
                                                                    -----------    -----------    -----------

Cash and cash equivalents at end of year                            $ 1,250,000    $    10,000    $   573,000
                                                                    ===========    ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
         Interest                                                   $   353,000    $   294,000    $   280,000
                                                                    ===========    ===========    ===========
         Income taxes                                               $         0    $     7,000    $   287,000
                                                                    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                       19

AEROSONIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     DESCRIPTION OF BUSINESS - The primary business of Aerosonic Corporation and subsidiary (the Company) is to manufacture and sell aircraft instrumentation to government and commercial users (instrument division)
     from its plants located in Florida, Virginia and Kansas. Prior to June 1996, the Company also sold non-munitions components for artillery projectiles to the U.S. Government and automotive and truck parts to commercial customers (ordnance division) from its plant located in Florida. The sale of this division is more fully described in Note 8. The Company's customers are located worldwide.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of Aerosonic Corporation (which operates as the Clearwater, Florida and Wichita, Kansas Instrument divisions) and its wholly owned subsidiary, Avionics Specialties, Inc. All significant
     intercompany   balances   and   transactions   have  been   eliminated   in
     consolidation.

     CASH AND CASH EQUIVALENTS - For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all short-term investments purchased with original maturity dates of three months or less to be cash equivalents.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. As of January 31, 1997 and 1996, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business in the aviation industry worldwide.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

     RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred. Research and development approximated to $460,000, $504,000, and $407,000 during the years ended January 31, 1997, 1996 and 1995, respectively.

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

1.   DESCRIPTION  OF BUSINESS AND SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES,
     CONTINUED:

     REVENUE RECOGNITION, CONTINUED - The Company follows the percentage-of-completion method of accounting for income on one long-term engineering service contract. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair values of the Company's long-term debt, notes payable and credit letters of credit are disclosed in Note 7.

     NEW ACCOUNTING PRONOUNCEMENT - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 is designed to modify the earnings per share information provided in financial statements by simplifying existing earnings per share data on an international basis. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with 1997 presentation.


2.   RECEIVABLES:

     Receivables consisted of the following at January 31, 1997 and 1996:

                                                                  1997          1996
       Trade, less allowance for doubtful accounts of $97,000
           in 1997 and $70,000 in 1996                         $ 3,279,000   $ 3,319,000
       Officers and employees                                        6,000        15,000
       Current notes receivable and other                          113,000        36,000
                                                               -----------   -----------
                                                               $ 3,398,000   $ 3,370,000
                                                               ===========   ===========

                                       21

3.   INVENTORIES:

     Inventories at January 31, 1997 and 1996 consisted of the following:


                                                            1997         1996
       Instruments:
          Raw materials and work in process             $6,843,000   $5,233,000
          Finished goods                                   443,000      554,000
                                                        ----------   ----------
                                                         7,286,000    5,787,000
       Ordnance - raw materials and work in process        263,000
                                                        ----------   ----------

                                                        $7,286,000   $6,050,000
                                                        ==========   ==========


     During fiscal year 1996, the Company wrote off inventory, resulting in a non-cash transaction of approximately $925,000.



4.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at January 31, 1997 and 1996:


                                                          1997          1996

       Land and improvements                          $   462,000   $   461,000
       Buildings and improvements                       3,162,000     3,119,000
       Machinery and equipment                          3,565,000     5,985,000
       Patterns, dies, and tools                          161,000       194,000
       Furniture and fixtures                             418,000       383,000
                                                      -----------   -----------
                                                        7,768,000    10,142,000
       Less accumulated depreciation and amortization   3,277,000     3,727,000
                                                      -----------   -----------

                                                      $ 4,491,000   $ 6,415,000
                                                      ===========   ===========




5.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACT:

     The Company has one long-term contract to provide engineering services, which is recorded on the percentage of completion method. Costs and estimated earnings in excess of billings on this contract at January 31, 1997 and 1996 are comprised of the following:


                                                        1997             1996

       Costs incurred to date                         $1,935,000     $1,726,000
       Estimated earnings                                391,000        385,000
                                                      ----------     ----------
                                                       2,326,000      2,111,000
       Less billings to date                           2,268,000      1,849,000
                                                      ----------     ----------

                                                      $   58,000     $  262,000
                                                      ==========     ==========

6.   INCOME TAXES:

     Income tax (expense) benefit for the years ended January 31, 1997, 1996 and 1995 consisted of:


                                        1997            1996            1995
       Continuing operations:
        Current:
           Federal                   $  69,000       $   38,000      $(93,000)
           State                             0                0       (12,000)
                                 -------------   --------------  -------------
                                        69,000           38,000       (105,000)
                                 -------------   --------------  -------------
        Deferred:
           Federal                    (585,000)         451,000        256,000
           State                      (90,000)           28,000         14,000
                                 -------------   --------------  -------------
                                      (675,000)         479,000        270,000
                                 -------------   --------------  -------------

                                     $(606,000)      $  517,000      $$165,000
                                 =============   ==============  =============
      Discontinued operations
        Current:
           Federal                   $  94,000       $  353,000      $(30,000)
           State                             0                0        (2,000)
                                 -------------   --------------  -------------
                                     $  94,000       $  353,000      $(32,000)
                                 =============   ==============  =============
      Total
        Current:
           Federal                   $ 163,000       $  391,000      $(123,000)
           State                             0                0        (14,000)
                                 -------------   --------------  -------------
                                       163,000          391,000       (137,000)
                                 -------------   --------------  -------------
        Deferred:

           Federal                    (585,000)         451,000        256,000
           State                       (90,000)          28,000         14,000
                                 -------------   --------------  -------------
                                      (675,000)         479,000        270,000
                                 -------------   --------------  -------------

                                     $(512,000)      $  870,000       $133,000
                                 =============   ==============  =============

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended January 31, 1997, 1996 and 1995:

                                                1997          1996       1995

      Federal tax rate                         (35.00)%      35.00 %     35.00 %
      Increase in taxes resulting from:
        State income taxes, net of federal
          tax benefit                            0.00         1.10        3.60
        Other                                   (0.66)       (4.50)       0.10
                                             ----------    ---------    --------

      Effective tax rate                       (35.66)%      31.60 %     38.70 %
                                             ==========    =========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1997 and 1996 are as follows:


                                                                          1997        1996
                                                                          ----        ----
       Current deferred tax assets:
          Accrued litigation costs                                    $       0    $ 662,000
          Accounts receivable, principally due to allowance
               for doubtful accounts                                     36,000       26,000
          Inventories, principally due to additional costs
               inventoried for tax purposes pursuant to the Tax
               Reform Act of 1986                                       125,000      138,000
          Compensated absences, principally due to accrual for
               financial reporting purposes                              96,000       56,000
          Accrued warranty liability                                     30,000       27,000
          Other                                                         110,000      184,000
          Valuation allowance                                           (53,000)    (137,000)
                                                                      ---------    ---------
               Total current deferred tax assets                        344,000      956,000
                                                                      ---------    ---------

       Non-current deferred tax assets:
          State net operating loss                                       61,000       49,000
          Valuation allowance                                            (8,000)      (6,000)
                                                                      ---------    ---------
               Total non-current deferred tax assets                     53,000       43,000
                                                                      ---------    ---------

               Total deferred tax assets                                397,000      999,000
                                                                      ---------    ---------
       Deferred tax liabilities:
          Property, plant and equipment, principally due to
               differences in depreciation and capitalized interest     582,000      491,000

               Total gross deferred tax liabilities                     582,000      491,000
                                                                      ---------    ---------

                 Net deferred tax asset (liability)                   $(185,000)   $ 508,000
                                                                      =========    =========

     The Company has established a valuation allowance of approximately $61,000 as of January 31, 1997 which primarily relates to state net operating loss carryforwards. State operating loss carryforwards of approximately $1,850,000 will expire during the years 2011 through 2012. The result is a decrease of $82,000 in the valuation allowance from January 31, 1996. Management has assessed that it is more likely than not that the remaining net deferred tax assets after valuation allowance will be realized through future taxable earnings and the reversal of certain timing differences.

     During November 1996, the Company was notified of an examination by the Internal Revenue Service for the years ended January 31, 1995 and 1994. The examination was completed during April 1997 without material impact on the Company's financial statements.

7.   CREDIT FACILITIES , LONG-TERM DEBT AND NOTES PAYABLE:

     Long-term debt and notes payable at January 31, 1997 and 1996 consisted of the following

                                                            1997         1996

       Industrial development revenue bonds             $1,188,000   $1,262,000
             Revolving credit facility                   1,250,000      295,000
             Acquisition loan                              400,000      800,000
             Mortgage note payable                         904,000      978,000
             Equipment loans                                 7,000      486,000
             Note payable, related party                   500,000
                                                        ----------   ----------
                                                         4,249,000    3,821,000
             Less current maturities                     1,805,000    1,007,000
                                                        ----------   ----------

             Long-term debt and notes payable,
                 less current maturities                $2,444,000   $2,814,000
                                                        ==========   ==========


     The amount of long-term debt and notes payable maturing in each of the fiscal years 1999, 2000, 2001 and 2002 approximates $147,000 annually.

     INDUSTRIAL DEVELOPMENT REVENUE BONDS - The industrial development revenue bonds are payable in quarterly principal and monthly interest installments through December 2012 and bear interest at 90 percent of prime. The bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral has a carrying value of approximately $2,655,000 at January 31, 1997. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired, certain portions could become immediately payable, or the interest rate will be increased. In addition, the total of $1,262,000 is subject to accelerated maturity.

     REVOLVING CREDIT FACILITY - The Company has available a $2,000,000 line of credit. Interest is payable monthly at prime and principal is payable on demand. The line of credit agreement, which expires July 15, 1997, is collateralized by equipment and receivables, and is subject to the same covenants included in the Company's long-term debt agreements. The collateralized assets had an approximate carrying value of $2,711,000 at January 31, 1997. Approximately $750,000 of additional credit was available under this facility at January 31, 1997. The weighted average interest rate under this facility for the years ended January 31, 1997 and 1996 was 8.25% and 8.81%, respectively.

     The Company is required to maintain compensating bank balances equal to five percent of total amounts available under the line of credit, plus five percent of the outstanding borrowings.

     ACQUISITION LOAN - The acquisition loan represents financing related to the purchase of Avionics Specialties, Inc. The loan bears interest at prime plus1/4percent and is payable in monthly installments through January 1998. The loan is collateralized by equipment and receivables which have a carrying value of $5,022,000 at January 31, 1997.

     MORTGAGE NOTE PAYABLE - The mortgage note is payable in monthly installments through May 2009, including interest at 7 1/2 percent through May 1999 and prime plus 1 percent thereafter. The lender has a put option exercisable in May 2001. The note is collateralized by substantially all property, plant and equipment at the Avionics Specialties, Inc. location. The collateralized property has a carrying value of approximately $1,784,000 at January 31, 1997.

     EQUIPMENT LOANS - The Company has one outstanding equipment loan at January 31, 1997 totaling $7,000. The loan bears interest at prime plus1/4percent and is payable in monthly installments through maturity in August 2000. The loan was paid in full during February 1997.

     An equipment loan which bore interest at prime plus1/4percent approximated $412,000 at January 31, 1996. The loan was payable in monthly installments through satisfaction during January 1997.

     NOTE PAYABLE, RELATED PARTY - The note payable, related party consists of a term loan owed to a shareholder of the Company. The loan, which is uncollateralized, is payable in full at maturity during May 2001 and bears interest at prime.

     The Company's long-term debt agreements and the line of credit agreement include certain restrictive covenants, including restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and the maintenance of certain financial ratios as well as minimum working capital and tangible net worth requirements, as defined.

     The carrying amount of long-term debt and notes payable at January 31, 1997 approximates fair value. The prime rate of interest at January 31, 1997 was 8.25%.

8.   DISCONTINUED OPERATIONS - SALE OF ORDNANCE DIVISION:

     During June 1996, the Company sold substantially all assets of its ordnance division. The sale, which totaled $1,700,000, resulted in a $41,000 gain.

     Identifiable assets of approximately $2,076,000 at January 31, 1996 consisted primarily of property and equipment.

     Information summarizing discontinued ordnance operations for the years ended January 31, 1997, 1996 and 1995 is as follows:

                                                            1997          1996            1995
       Net sales                                        $   945,000    $ 1,606,000    $ 6,620,000
                                                        ===========    ===========    ===========

       Income (loss) from discontinued operations
           before income taxes                          $  (293,000)   $  (946,000)   $   120,000

       Income tax benefit (expense)                          94,000        353,000        (32,000)
                                                        -----------    -----------    -----------

       Net income (loss) from discontinued operations   $  (199,000)   $  (593,000)   $    88,000
                                                        ===========    ===========    ===========

9.   MAJOR CUSTOMER INFORMATION:

     Sales to U. S. Government agencies, when combined, represented 10 percent or more of net sales and amounted to $5,079,000, $5,193,000, and
     $13,355,000   for  the  years  ended  January  31,  1997,  1996  and  1995, respectively. Foreign sales for the years ended January 31, 1997, 1996 and 1995 represented 10 percent or more of net sales and amounted to $6,208,000, $4,751,000, and $3,104,000 respectively. All foreign sales contracts are payable in U.S. dollars therefore avoiding any foreign currency exchange risk. Receivables, trade at January 31, 1997, included approximately $863,000 in receivables due from U.S. Government agencies, substantially all of which have been collected as of April 15, 1997.

10.  BENEFIT PLANS:

     Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 10% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant's yearly compensation. Such matching contributions will be made in cash or common stock of the Company. Additional contributions may be made at the Company's discretion. For the years ended January 31, 1997, 1996 and 1995, the Company's contribution was $165,000, $145,000, and $141,000, respectively. During the years ended January 31, 1997, 1996 and 1995, the Company issued 8,019, 7,799 and 10,810 shares of treasury stock, respectively, in partial payment of the Plan. These stock contributions were properly accounted for as non-cash transactions.

     In March 1993, the Board of Directors adopted, subject to shareholder approval, an Incentive Stock Option Plan, which provides for the granting of 300,000 shares of the Company's authorized but unissued common stock to key employees. Under the plan, options granted may be either incentive stock options as defined by the Internal Revenue code, or non-qualified stock options. Options may be granted at prices not less than fair market value at the date of option grant. The option price for incentive stock options granted to an optionee who possesses more than 10% total combined voting power of value of the Company may not be less than 110% of the fair market value at the date of option grant. The stock options will be exercisable over a period determined by the Board of Directors, but no longer than five years after the date they are granted.

     As of January 31, 1994, options for 120,500 common shares were outstanding at an exercise price of $3.00 per share, of which 13,500, 22,000 and 13,000 were canceled during the years ended January 31, 1997, 1996 and 1995, respectively. There were no options granted during the years ended January 31, 1997, 1996 and 1995. As of January 31, 1997, no options had been exercised and the remaining 72,000 options were fully vested and exercisable.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement has no financial accounting or reporting impact on the Company for the years ended January 31, 1997 and 1996.


11.  INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARY:

     During the year ended January 31, 1995, the Company acquired 50% of the outstanding stock of a newly formed corporate joint venture (A&M
     Specialties, Inc.). The Company accounted for its investment using the equity method of accounting; however, the investee generated nominal earnings (less than $10,000) during the period ended January 31, 1995 and, therefore, no adjustment of the Company's investment was made during that period.

     During the year ended January 31, 1995, the Company sold equipment to A&M Specialties, Inc. for $160,000 in exchange for a note, which resulted in a non-cash transaction.

     During the year ended January 31, 1996, the Company sold its investment in A&M Specialties, Inc., which resulted in a $48,000 gain.

12.  RELATED PARTY TRANSACTIONS:

     The Company purchased painting services of approximately $14,000, and $470,000 during the years ended January 31, 1996 and 1995, respectively, from an entity owned by a shareholder and former Chief Executive Officer and Chairman of the Board of Directors of the Company. The Company has filed a lawsuit related to these services as described in Note 13.

     During the year ended January 31, 1997, the Company obtained short-term financing totaling $500,000 from a shareholder and officer. The loan, which was fully repaid during the year, was non-interest bearing and uncollateralized.

     During the year ended January 31, 1997, the Company obtained long-term financing from a shareholder totaling $750,000 at origination. Principal repayments totaling $250,000 were made during the year. The terms of the note are more fully described in Note 7.

13.  COMMITMENTS AND CONTINGENCIES:

     In 1993, the Company was named as a co-defendant in a patent infringement suit filed by Sensonics Inc. claiming that the Company infringed Sensonics' expired patent for an electromagnetical tapping device that the Company used as a component part. During May 1996, the Company's Board of Directors approved a proposed settlement of the lawsuit for $2,000,000. Pursuant to this settlement, the Company recorded a $225,000, $960,000 and $815,000 provision for the settlement of litigation during the years ended January 31, 1997, 1996 and 1995, respectively. All amounts related to the settlement were paid by the Company during the year ended January 31, 1997.

     The Company was sued in September of 1996 by David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. The Company has filed a motion to dismiss this action, which is currently under review. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion.

     The Company is also involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the above matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

     At January 31, 1997, the Company was committed to future purchases primarily for materials of approximately $2,070,000. At January 31, 1997, the Company had an additional $79,000 letter of credit which guarantees trade activities. The contract amount of all of the Company's letters of credit is a reasonable estimate of their fair value, as the value for each is fixed over the life of the commitment.

(a) (3)       Exhibits:

              Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1997.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AEROSONIC CORPORATION
(Registrant)


By: /s/ J. Mervyn Nabors                               Date:  April 28 ,1997
   -----------------------------                              --------------
      J. Mervyn Nabors, President
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ J. Mervyn Nabors
    --------------------------------------
    J. Mervyn Nabors                                   Date:  April 28 ,1997
    President, Chief Executive Officer                        --------------
    and Chairman of the Board

    /s/ William C. Parker
    --------------------------------------
    William C. Parker                                  Date:  April 28 ,1997
    Executive Vice President and Director                     --------------

    /s/ David A. Baldini
    --------------------------------------
    David A. Baldini                                   Date:  April 28 ,1997
    Vice President and Director                               --------------

    /s/ Eric J. McCracken
    --------------------------------------
    Eric J. McCracken                                  Date:  April 28 ,1997
    Chief Financial Officer and Director                      --------------

    /s/ Richard A. Frank
    --------------------------------------
    Richard A. Frank                                   Date:  April 28 ,1997
    Director                                                  --------------

    /s/ Joseph P. Sherman
    --------------------------------------
    Joseph P. Sherman, Jr.                             Date:  April 28 ,1997
    Director                                                  --------------