Form 10-Q
period 1997-04-30
AEROSONIC CORP /DE/
filed 1997-06-16
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED       April 30, 1997       COMMISSION FILE NO.   0-4988
                     ------------------------                        -------

                              AEROSONIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       74-1668471
-------------------------------------------------    ---------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

 1212 No. Hercules Avenue, Clearwater, Florida                 34625
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

Common Stock, par value $.40 per share, 3,986,262 number of shares as of April 30, 1997.

                                      INDEX

                              AEROSONIC CORPORATION



                                                                   Page No.
                                                                   --------
   PART I.        FINANCIAL INFORMATION
   ------------------------------------

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets  -                             2
               April 30, 1997 and January 31, 1997

            Consolidated Statements of Operations  -                   3
               Three months ended April 30, 1997 and 1996

            Consolidated Statements of Cash Flows  -                   4
               Three months ended April 30, 1997 and 1996

            Notes to Consolidated Financial Statements  -              5
               April 30, 1997

   Item 2.  Management's Discussion and Analysis of                    6
               Financial Condition and Results of Operations

   SIGNATURES                                                          7
   ----------

   PART II.   OTHER INFORMATION
   ----------------------------

   ITEM 6.  Exhibits and Reports on Form 8-K

            Exhibit 11  -  Computations of Earnings Per Share          8

Aerosonic Corporation and Subsidiary
Consolidated Balance Sheets

                  ASSETS                             April 30,
                                                        1997        January 31,
                                                    (unaudited)         1997
                                                   ------------    ------------
Current assets:
    Cash and cash investments                      $  1,221,000    $  1,250,000
    Receivables                                       3,605,000       3,456,000
    Income tax receivable                               101,000         149,000
    Inventories                                       7,666,000       7,286,000
    Prepaid expenses                                     65,000          66,000
    Deferred income tax benefit                         429,000         344,000
                                                   ------------    ------------

       Total current assets                          13,087,000      12,551,000
                                                   ------------    ------------

Property, plant and equipment, net                    4,504,000       4,491,000
Other assets                                            167,000         173,000
                                                   ------------    ------------

                                                   $ 17,758,000    $ 17,215,000
                                                   ============    ============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt
      and notes payable                            $  1,697,000    $  1,805,000
    Accounts payable, trade                           1,018,000         964,000
    Other accrued expenses                            1,603,000       1,293,000
                                                   ------------    ------------
      Total current liabilities                       4,318,000       4,062,000
                                                   ------------    ------------

Long-term debt and notes payable, net of
  current maturities                                  1,908,000       1,944,000
Note payable, related party                             450,000         500,000
Deferred income taxes                                   582,000         582,000
                                                   ------------    ------------

       Total liabilities                              7,258,000       7,088,000
                                                   ------------    ------------
Shareholders' equity:
    Common stock, $.40 par value; authorized
      8,000,000 shares, issued 3,986,262 shares       1,595,000       1,595,000
    Additional paid-in-capital                        3,451,000       3,410,000
    Retained earnings                                 5,708,000       5,430,000
    Less treasury stock; 146,753 shares at
      April 30, 1997 and 178,753 shares at
      January 31, 1997, at cost                        (254,000)       (308,000)
                                                   ------------    ------------

         Total shareholders' equity                  10,500,000      10,127,000
                                                   ------------    ------------

                                                   $ 17,758,000    $ 17,215,000
                                                   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)
                                                          Three Months Ended
                                                              April  30,
                                                    ----------------------------
                                                         1997           1996
                                                    ----------------------------
Net sales                                           $ 5,327,000     $ 4,661,000

Cost of goods sold                                    3,465,000       3,294,000
                                                    -----------     -----------

   Gross profit                                       1,862,000       1,367,000

Selling, general and administrative expenses          1,360,000       1,165,000
                                                    -----------     -----------

   Operating income                                     502,000         202,000
                                                    -----------     -----------
Other deductions (income):
   Provision for settlement of litigation                     0         225,000
   Interest expense, net                                 81,000          67,000
   Other, net                                            (4,000)        (16,000)
                                                    -----------     -----------
                                                         77,000         276,000
                                                    -----------     -----------
Income (loss) from continuing operations
   before income taxes                                  425,000         (74,000)

Income tax benefit (expense)                            147,000         (25,000)
                                                    -----------     -----------

   Income (loss) from continuing operations             278,000         (49,000)

Discontinued Ordnance operations:
   Losses  from discontinued operations, net
     of income tax benefit of $77,000                         0        (150,000)
                                                    -----------     -----------

        Net income (loss)                           $   278,000     $  (199,000)
                                                    ===========     ===========

Earnings (loss)  per share:
     Continuing operations                         $       0.00     $    ( 0.01)
     Discontinued operations                               0.07           (0.04)
                                                   ------------     ------------
Net Earnings per share:                            $       0.07     $     (0.05)
                                                   ============     ===========

Weighted average number of common and common
     equivalent shares outstanding                    3,857,509       3,801,000
                                                   ============     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

                                                           Three Months Ended
                                                                April 30,
                                                       --------------------------
                                                            1997         1996
                                                       -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                 $   278,000    $  (199,000)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
        Depreciation and amortization                      125,000        217,000
        Change in deferred income taxes                    (85,000)      (101,000)
        Net increase in cash due to changes in
          current assets and liabilities                  (116,000)       160,000
                                                       -----------    -----------

     Net cash provided by operating activities             202,000         77,000
                                                       -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                     (138,000)      (145,000)
   Proceeds from sale of equipment                               0         13,000
   Net decrease in other assets                              6,000        106,000
   Proceeds from exercise of stock options                  95,000              0
                                                       -----------    -----------

   Net cash used in investing activities                   (37,000)       (26,000)
                                                       -----------    -----------

Cash flows from financing activities
   Repayments on long-term debt and notes payable         (144,000)      (178,000)
   Proceeds from borrowings                                      0        130,000
   Repayments on related party note payable                (50,000)             0
                                                       -----------    -----------

   Net cash used by financing activities                  (194,000)       (48,000)
                                                       -----------    -----------

Net increase (decrease) in cash                            (29,000)         3,000


Cash, beginning of period                                1,250,000         10,000
                                                       -----------    -----------

Cash, ending of period                                 $ 1,221,000    $    13,000
                                                       ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                          $   105,000    $    77,000
                                                       ===========    ===========

Supplemental disclosure of noncash financing activity:

   During the quarter ended April 30, 1996, the Company reissued 8,019 shares of treasury stock to fund a portion of the Company's tax deferred savings plan.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AEROSONIC CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS  (UNAUDITED)
APRIL 30, 1997

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

NOTE B - DISCONTINUED OPERATIONS
--------------------------------

On July 10, 1996, the Company finalized the sale of the assets of the Ordnance Division for $1,700,000 in cash, the proceeds of which were partially used to pay down long-term debt, with the balance being invested in marketable securities.

Net sales of the Ordnance Division for the three months ended April 30, 1996 were $328,000.

Certain prior year amounts have been reclassified to conform with current year presentation of discontinued operations.

NOTE C - FINALIZATION OF THE SENSONICS SETTLEMENT
-------------------------------------------------

During the first quarter ended April 30, 1996, the Company finalized the settlement of the lawsuit with Sensonics, Inc. and recorded a $225,000 charge against related earnings. The details of the lawsuit and related settlement are reflected in the 10-K report, dated January 31, 1997.

AEROSONIC CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Companywide net sales for the three months ended April 30, 1997 were $5,327,000 as compared to $4,989,000 for the same period in the preceding year. This represents a $338,000 or 7% increase during the second quarter of Fiscal 1997.

Net sales for the Clearwater and Kansas Instrument Divisions during the first quarter of Fiscal 1998 totaled $3,109,000, which represents a $949,000 or 44% increase from the same period in the prior year. Net sales for the Avionics Specialties Division for the quarter ended April 30, 1997 were $2,218,000, an 11% decrease over the same period in the prior year. Discontinued Ordnance division sales totaled $328,000 during the three months ended April 30, 1996.

Gross profit as a percentage of net sales approximated 35% during the first quarter of Fiscal 1998 as compared to 29% during the respective period in the preceding year. The improvement is largely attributed to increased management focus on the instrument product line, the Company's core business line. Company management is reengineering and streamlining the instrument manufacturing, cost accounting and sales management processes as well as addressing significant price increases on certain instrument lines. In addition, management continues to focus on increased sales volume through both long-term contracts with certain customers and the generation of new business both internationally and domestically.

Interest expense totaled $81,000 for the three months ended April 30, 1997 as compared to $67,000 for the same period in the preceding year. The increase is primarily due to heavier borrowings under the Company's line of credit agreement.

The Company recorded net income for the first quarter of Fiscal 1998 of $278,000, or $.07 per share. This compares to a net loss of $199,000 or (.05) per share for the respective period in the prior year.

Working capital increased by $280,000 during the first quarter of Fiscal 1998 and the Company's current ratio approximated 3:1, consistent with the last reporting period. Significant sources of cash during the first quarter consisted of funds generated from operations. Net cash provided by operations approximated $202,000 for the first quarter of Fiscal 1998 as compared to $77,000 for the same period in the preceding year. In addition, stock options granted under the Company's Incentive Stock Option Plan were exercised during the first quarter of Fiscal 1998 generating cash of approximately $95,000. Significant uses of cash included a net decrease in other current assets and liabilities, the purchase of property and equipment and repayment of long-term debt and notes payable, related.

AEROSONIC CORPORATION


PART II.   OTHER INFORMATION


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit  11:  Computation of Earnings Per Share
                 Exhibit 27:  Financial Data Schedule (Electronic filing only)

            (b) The Company did not file any report on Form 8-K during the three months ended April 30, 1997.




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AEROSONIC CORPORATION
                                            ------------------------------
                                                    (Registrant)



Date:   June 13, 1997                        /s/ J. Mervyn Nabors
      ---------------------                 ------------------------------
                                            J. Mervyn Nabors, President
                                            and  Chief Executive Officer