Form 10-Q
period 1997-07-31
AEROSONIC CORP /DE/
filed 1997-09-15
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED       July 31, 1997       COMMISSION FILE NO.   0-4988
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

Common Stock, par value $.40 per share, 3,986,262 number of shares as of July 31, 1997.

                                    INDEX

                            AEROSONIC CORPORATION

                                                                      Page No.
                                                                      --------

PART 1.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -
              July 31, 1997 and January 31, 1997                            2

          Consolidated Statements of Operations -
              Three and six months ended July 31, 1997 and 1996             3

          Consolidated Statements of Cash Flows -
              Six months ended July 31, 1997 and 1996                       4

          Notes to Consolidated Financial Statements -
              July 31, 1997                                               5 & 6

Item 2.   Managements Discussion and Analysis of
              Financial Condition and Results of Operations                 7


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K                                   8

SIGNATURES                                                                   9
----------

Exhibit 11. - Computations of Earnings Per Share                            10
-----------

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Consolidated Balance Sheets

                                                                   July 31,
                                                                    1997         January 31
                                                                 (unaudited)        1997
                                                                ------------    -----------
ASSETS

Current assets:
     Cash and cash investments                                  $  1,257,000    $  1,250,000
     Receivables                                                   3,365,000       3,456,000
     Income tax receivable                                            92,000         149,000
     Inventories                                                   7,822,000       7,286,000
     Prepaid expenses                                                 93,000          66,000
     Deferred income tax benefit                                     482,000         344,000
                                                                ------------    ------------

            Total current assets                                  13,111,000      12,551,000

Property, plant and equipment, net                                 4,441,000       4,491,000
Other assets                                                         109,000         173,000
                                                                ------------    ------------

                                                                $ 17,661,000    $ 17,215,000
                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable   $  1,797,000    $  1,805,000
     Accounts payable, trade                                         717,000         964,000
     Other accrued expenses                                        1,315,000       1,293,000
                                                                ------------    ------------

            Total current liabilities                              3,829,000       4,062,000

Long-term debt, less current installments                          1,870,000       1,944,000
Note payable, related party                                          350,000         500,000
Deferred income taxes                                                582,000         582,000
                                                                ------------    ------------

            Total liabilities                                      6,631,000       7,088,000
                                                                ------------    ------------

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                       1,595,000       1,595,000
     Additional paid-in capital                                    3,681,000       3,410,000
     Retained earnings                                             5,914,000       5,430,000
     Less treasury stock, 178,753  shares at 1/31/97
         and 92,593 shares at 7/31/97                               (160,000)       (308,000)
                                                                ------------    ------------

            Total shareholders' equity                            11,030,000      10,127,000
                                                                ------------    ------------

                                                                $ 17,661,000    $ 17,215,000
                                                                ============    ============

          Note: The balance sheet at January 31, 1997 has been derived from the audited financial statements at this date.

          See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Operations (Unaudited)



                                                         Three Months Ended         Six Months Ended
                                                              July 31                    July 31
                                                     -------------------------   -------------------------
                                                         1997          1996          1997          1996
                                                     -----------   -----------   -----------   -----------
Net sales                                            $ 4,893,000   $ 5,080,000   $10,220,000   $ 9,741,000

Cost of goods sold                                     3,178,000     3,569,000     6,643,000     6,863,000
                                                     -----------   -----------   -----------   -----------

              Gross Profit                             1,715,000     1,511,000     3,577,000     2,878,000

Selling, general and administrative
     expenses                                          1,325,000     1,116,000     2,685,000     2,281,000
                                                     -----------   -----------   -----------   -----------

              Operating Income                           390,000       395,000       892,000       597,000
                                                     -----------   -----------   -----------   -----------

Other (income) deductions:
     Provision for settlement of litigation                    0             0             0       225,000
     Interest expense, net                                67,000        90,000       148,000       157,000
     Other, net                                            7,000         2,000         3,000       (14,000)
                                                     -----------   -----------   -----------   -----------
                                                          74,000        92,000       151,000       368,000
                                                     -----------   -----------   -----------   -----------

Income from continuing operations
     before income taxes                                 316,000       303,000       741,000       229,000

Income tax expense                                       110,000       115,000       257,000        90,000
                                                     -----------   -----------   -----------   -----------

     Income from continuing operations                   206,000       188,000       484,000       139,000
                                                     -----------   -----------   -----------   -----------

Discontinued ordnance operations:
     Income (loss) from discontinued
              operations net of income tax expense
              (benefit) of $28,000 and ($50,000)               0        44,000                    (106,000)
                                                     -----------   -----------   -----------   -----------

              Net Income                             $   206,000   $   232,000   $   484,000   $    33,000
                                                     ===========   ===========   ===========   ===========


Earnings per share:                                  $      0.05   $      0.06   $      0.12   $      0.01
                                                     ===========   ===========   ===========   ===========

Weighted average number
     of shares outstanding                             3,891,000     3,801,000     3,891,000     3,801,000
                                                     ===========   ===========   ===========   ===========












     See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Consolidated Statements of Cash Flows (Unaudited)

                                                                      Six Months Ended
                                                                           July 31
                                                                 --------------------------
                                                                     1997           1996
                                                                 -----------    -----------
Cash flows from operating activities:
     Net income                                                  $   484,000    $    33,000
     Adjustment to reconcile net income (loss) to net
         cash provided by operating activities:
            Depreciation and amortization                            270,000        401,000
            Change in deferred income taxes                         (138,000)        (1,000)
            Net increase (decrease) in current assets & liab's
                Income tax receivable                                 57,000         11,000
                Other current assets and liabilities                (415,000)    (2,091,000)
                                                                 -----------    -----------

     Net cash provided by (used in) operating activities             258,000     (1,647,000)
                                                                 -----------    -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                      (221,000)             0
     Proceeds from sale of equipment                                       0      1,904,000
     Net decrease in other assets                                     64,000        113,000
                                                                 -----------    -----------

     Net cash provided by (used in)  investing activities           (157,000)     2,017,000
                                                                 -----------    -----------

Cash flows from financing activities:
     Repayment on long-term debt                                    (281,000)      (945,000)
     Proceeds from borrowings                                        200,000      1,880,000
     Repayment of notes payable                                     (150,000)             0
     Exercise of stock options                                       137,000              0
                                                                 -----------    -----------

     Net cash provided by (used in) financing activities             (94,000)       935,000
                                                                 -----------    -----------

Net  increase in cash and cash investments                             7,000      1,305,000

Cash and cash investments, beginning of period                     1,250,000         10,000
                                                                 -----------    -----------

Cash and cash investments, end of period                         $ 1,257,000    $ 1,315,000
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                $   157,000    $   164,000
                                                                 ===========    ===========

         Income taxes                                            $         0    $         0
                                                                 ===========    ===========

Supplemental disclosure of noncash activity:
     During the first quarter ended April 30, 1996, and second quarter ended July 31, 1997 the Company reissued 8,019 and 14,960 shares, respectively, of treasury stock to fund a portion of the Company's tax deferred savings plan.

     During the second quarter ended July 31, 1997, the Company reissued 26,700 shares of treasury stock to fund the company-wide employee bonus program.


AEROSONIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 1997


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1997.

NOTE B - DISCONTINUED OPERATIONS
--------------------------------

On July 10, 1996, the Company finalized the sale of the assets of the ordnance division for $1,700,000 in cash; the proceeds of which were partially used to pay down long term debt, with the balance being invested in marketable securities.

Net sales for the three and six months ended July 31, 1996 were $630,000 and $958,000 respectively.

Certain prior year amounts have been reclassified to conform with current year presentation of discontinued operations.

NOTE C - ENVIRONMENTAL MATTERS
------------------------------

In accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan must be submitted to the Florida Department of Environmental Protection (FDEP) for review and approval. Before approval of the plan, the FDEP may require further assessment and testing. The Company believes that any additional liability in excess of amounts accrued at July 31, 1997 will not have a material affect on the financial condition of the company.

NOTE D - FINALIZATION OF THE SENSONICS SETTLEMENT
-------------------------------------------------

During the first quarter ended April 30, 1996, the Company finalized the settlement of the lawsuit with Sensonics, Inc. and recorded a $225,000 charge against related earnings. The details of the lawsuit and related settlement are reflected in the 10-K report, dated January 31, 1997.

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended July 31, 1997 ("fiscal 1998") were $4,893,000 as compared to $5,080,000 for the same period in the preceding year. This represents a $187,000 or 4% decrease in the second quarter compared to the same period last year. The small decline in sales is due to a temporary delay in certain new contracts. Also, the affect of the acquisition of McDonnell Douglas by Boeing and the associated consolidation contributed to the sales decline. Deliveries were also minimally affected by the UPS work stoppage. Net sales for the six months ended July 31, 1997 increased by 5% to $10,220,000 as compared to $9,741,000 for the same period last year. Net sales for the Clearwater and Kansas Instrument Divisions for the quarter ended July 31, 1997 totaled $2,697,000, which represents a $372,000 or 16% increase from the same period in the prior year. The Avionics Specialties Division sales for the quarter ended July 31, 1997 were $2,196,000, a 19% decrease over the same period in the prior fiscal year. Discontinued Ordnance Division sales totaled $630,000

Gross profit as a percentage of net sales improved in both the second quarter and the six months ended July 31, 1997 as compared to their respective periods in the prior fiscal year. The improvement is largely attributed to Company management's continued focus on its core business line. Company management continues its strategy of pursuing long term agreements with its major customers and continues to focus on the worldwide market to enhance revenues.

Interest expense totaled $67,000 for the three months ended July 31, 1997 versus $90,000 during the same period in the preceding year. The decrease is due primarily to the reduction in long-term borrowings.

For the second quarter ended July 31, 1997 the Company recorded a net profit of $206,000, or $.05 per share. Through the six months ended July 31, 1997, the company recorded a net profit of $484,000, or $.12 per share.

Working capital increased by $793,000 during the six months ended July 31, 1997 and the Company's current ratio approximated 3.42:1, an increase from the last reporting period. Significant sources of cash during the first six months consisted of funds generated from operations and borrowings under the Company's line of credit arrangement. Net cash provided by operations approximated
$258,000 as compared to cash used by operations of $1,647,000 for the same period in the preceding year. In addition, stock options granted under the Company's Incentive Stock Option Plan were exercised during the first six months of Fiscal 1998 generating cash of approximately $134,000. Significant uses of cash included a net decrease in other current assets and liabilities, the purchase of fixed assets and repayment of long term debt and notes payable, related party. As of July 31, 1997, the Company had $550,000 available under its $2,000,000 line of credit arrangement. Company management anticipates that the availability under the line of credit combined with cash flow from operations will be sufficient to fund future growth.

PART II.        OTHER INFORMATION

AEROSONIC CORPORATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 11:  Computation of Earnings Per Share

                  Exhibit 27:  Financial Data Schedule (Electronic filing only)

            (b)   Reports on Form 8-K

                  The Company filed a report on Form 8-K on September 9, 1997, regarding Item 5: Other Events. The company reported that William C. Parker retired as President, but will remain as a member of the board of directors and consultant to the Company. P. Mark Perkins was elected as a member of the board of directors.

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



Date:   September 12, 1997                   /s/ J. Mervyn Nabors
      ---------------------                 ------------------------------
                                            J. Mervyn Nabors, President
                                            and  Chief Executive Officer