Form 10-Q
period 1997-10-31
AEROSONIC CORP /DE/
filed 1997-12-15
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED   October 31, 1997      COMMISSION FILE NO.   0-4988
                    ----------------------                        -------

                              AEROSONIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       74-1668471
-------------------------------------------------    ---------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)

 1212 No. Hercules Avenue, Clearwater, Florida                 34625
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


Common Stock, par value $.40 per share, 3,986,262 number of shares as of October 31, 1997.

                                    INDEX

                            AEROSONIC CORPORATION

                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION
------------------------------


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
            October 31, 1997 and January 31, 1997                            2

         Consolidated Statements of Income -
            Three and nine months ended October 31, 1997 and 1996            3

         Consolidated Statements of Cash Flows -
            Nine months ended October 31, 1997 and 1996                      4

         Notes to Consolidated Financial Statements -
            October 31, 1997                                               5 & 6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7 & 8


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                  10
----------

Exhibit 11. - Computations of Earnings Per Share                            11

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Consolidated Balance Sheets

                                                                 October 31,
                                                                     1997        January 31
                                                                 (unaudited)       1997
                                                                ------------    ------------
ASSETS

Current assets:
     Cash and cash investments                                  $  1,116,000    $  1,250,000
     Receivables                                                   3,409,000       3,456,000
     Income tax receivable                                            92,000         149,000
     Inventories                                                   7,938,000       7,286,000
     Prepaid expenses                                                 90,000          66,000
     Deferred income tax benefit                                     482,000         344,000
                                                                ------------    ------------

            Total current assets                                  13,127,000      12,551,000

Property, plant and equipment, net                                 4,446,000       4,491,000
Other assets                                                          73,000         173,000
                                                                ------------    ------------

                                                                $ 17,646,000    $ 17,215,000
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable   $    147,000    $  1,805,000
     Accounts payable, trade                                         643,000         964,000
     Other accrued expenses                                        1,219,000       1,293,000
                                                                ------------    ------------

            Total current liabilities                              2,009,000       4,062,000

Long-term debt, less current installments                          3,461,000       1,944,000
Note payable, related party                                          300,000         500,000
Deferred income taxes                                                582,000         582,000
                                                                ------------    ------------

            Total liabilities                                      6,352,000       7,088,000
                                                                ------------    ------------
Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                       1,595,000       1,595,000
     Additional paid-in capital                                    3,696,000       3,410,000
     Retained earnings                                             6,142,000       5,430,000
     Less treasury stock, 178,753  shares at 1/31/97
         and 80,818 shares at 10/31/97                              (139,000)       (308,000)
                                                                ------------    ------------

            Total shareholders' equity                            11,294,000      10,127,000
                                                                ------------    ------------

                                                                $ 17,646,000    $ 17,215,000
                                                                ============    ============

          Note: The balance sheet at January 31, 1997 has been derived from the audited financial statements at this date.

          See Notes to Consolidated Financial Statements.
                                                  2

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Income (Unaudited)


                                                        Three Months Ended             Nine Months Ended
                                                            October 31                    October 31
                                                  ----------------------------    ----------------------------
                                                       1997           1996             1997           1996
                                                  ------------    ------------    ------------    ------------
Net sales                                         $  4,240,000    $  5,066,000    $ 14,460,000    $ 14,820,000

Cost of goods sold                                   2,617,000       3,439,000       9,260,000      10,205,000
                                                  ------------    ------------    ------------    ------------

              Gross Profit                           1,623,000       1,627,000       5,200,000       4,615,000

Selling, general and administrative
     expenses                                        1,359,000       1,288,000       4,044,000       3,568,000
                                                  ------------    ------------    ------------    ------------

              Operating Income                         264,000         339,000       1,156,000       1,047,000
                                                  ------------    ------------    ------------    ------------

Other (income) deductions:
     Provision for settlement of litigation                  0               0               0         225,000
     Interest expense, net                              47,000          74,000         195,000         209,000
     Other, net                                       (151,000)        (68,000)       (148,000)        (87,000)
                                                  ------------    ------------    ------------    ------------
                                                      (104,000)          6,000          47,000         347,000
                                                  ------------    ------------    ------------    ------------

Income from continuing operations
     before income taxes                               368,000         333,000       1,109,000         700,000

Income tax expense                                     140,000         122,000         397,000         258,000
                                                  ------------    ------------    ------------    ------------

     Income from continuing operations                 228,000         211,000         712,000         442,000
                                                  ------------    ------------    ------------    ------------

Discontinued ordnance operations:
     Loss from discontinued operations net
              of income tax benefit of $108,000              0               0               0        (226,000)
     Gain on sale of discontinued operations                 0               0               0          41,000
                                                  ------------    ------------    ------------    ------------

              Net Income                          $    228,000    $    211,000    $    712,000    $    257,000
                                                  ============    ============    ============    ============


Earnings per share:                               $       0.06    $       0.06    $       0.18    $       0.07
                                                  ============    ============    ============    ============

Weighted average number
     of shares outstanding                           3,909,000       3,801,000       3,909,000       3,801,000
                                                  ============    ============    ============    ============














     See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Consolidated Statements of Cash Flows (Unaudited)

                                                                       Nine Months Ended
                                                                          October 31
                                                                 --------------------------
                                                                     1997           1996
                                                                 -----------    -----------
Cash flows from operating activities:
     Net income                                                  $   712,000    $   257,000
     Adjustment to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                            413,000        498,000
            Gain on sale of segment                                        0        (41,000)
            Change in deferred income taxes                         (138,000)        19,000
            Net increase (decrease) in current assets & liab's
                Income tax receivable                                 57,000        436,000
                Employee Stock Bonus/401(K) Company Match            282,000              0
                Accrued litigation costs                                   0     (1,525,000)
                Other current assets and liabilities              (1,024,000)      (649,000)
                                                                 -----------    -----------

     Net cash provided by (used in) operating activities             302,000     (1,005,000)
                                                                 -----------    -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment                      (369,000)      (147,000)
     Proceeds from sale of equipment                                       0              0
     Proceeds from sale of discontinued operations                         0      1,700,000
     Net decrease in other assets                                    100,000        148,000
     Exercise of stock options                                       173,000              0
                                                                 -----------    -----------

     Net cash provided by (used in)  investing activities            (96,000)     1,701,000
                                                                 -----------    -----------
Cash flows from financing activities:
     Proceeds from/(repayment) on long-term debt                   1,110,000       (848,274)
     Proceeds from/(repayment) on borrowings                      (1,250,000)             0
     Proceeds from notes payable                                           0      2,205,000
     Repayment of notes payable                                     (200,000)      (753,726)
                                                                 -----------    -----------

     Net cash used in  financing activities                         (340,000)       603,000
                                                                 -----------    -----------

Net  increase (decrease)  in cash and cash investments              (134,000)     1,299,000

Cash and cash investments, beginning of period                     1,250,000         10,000
                                                                 -----------    -----------

Cash and cash investments, end of period                         $ 1,116,000    $ 1,309,000
                                                                 ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                $   230,000    $   274,000
                                                                 ===========    ===========

         Income taxes                                            $     1,000    $         0
                                                                 ===========    ===========

Supplemental disclosure of noncash activity:
      During the first  quarter  ended April 30, 1996,  and second  quarter ended July 31,
      1997 the Company reissued 8,019 and 14,960 shares,  respectively,  of treasury stock to fund a portion of the Company's tax deferred savings plan.

      During the second quarter ended July 31, 1997, the Company reissued 26,700 shares of treasury stock to fund the company-wide employee bonus program

                                         4

AEROSONIC CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 1997


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1997.

NOTE B - DISCONTINUED OPERATIONS
--------------------------------

On July 10, 1996, the Company finalized the sale of the assets of the ordnance division for $1,700,000 in cash; the proceeds of which were partially used to pay down long term debt, with the balance being invested in marketable securities.

Net sales for the three and nine months ended October 31, 1996 were $0 and $958,000 respectively.

Certain prior year amounts have been reclassified to conform with current year presentation of discontinued operations.

NOTE C - ENVIRONMENTAL MATTERS
------------------------------

As reported in the 10-Q for quarter ended July 31, 1997, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan has been submitted to the Florida Department of Environmental Protection
(FDEP) and is currently under review and discussion. Before approval of the plan, the FDEP may require further assessment and testing. Company management still believes that any additional liability in excess of amounts accrued at October 31, 1997 will not have a material affect on the financial condition of the company.

NOTE D - FINALIZATION OF THE SENSONICS SETTLEMENT
-------------------------------------------------

During the nine months ended October 31, 1996, the Company finalized the settlement of the lawsuit with Sensonics, Inc. and recorded a $225,000 charge against related earnings. The details of the lawsuit and related settlement are reflected in the 10-K report, dated January 31, 1997.

NOTE E - LONG TERM DEBT
-----------------------

During the third quarter ended October 31, 1997, the Company converted the funded balance on the line of credit to long term debt. Along with the restructuring, the company negotiated a reduced interest rate. Collateral for the new term loan remains the same as it was under the prior arrangement.

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended October 31, 1997 were $4,240,000 as compared to $5,066,000 for the same period in the preceding year. This represents a $826,000 or 16% decrease in the third quarter compared to the same period last year. The decline in sales is due to Company Management's decision to reduce sales of unprofitable product lines combined with a temporary delay in certain new contracts as well as a restructuring of the Company's distribution network. Also, the affect of the acquisition of McDonnell Douglas by Boeing and the associated consolidation had a small impact on revenues. Net sales for the nine months ended October 31, 1997 decreased by 2% to $14,460,000 as compared to $14,820,000 for the same period last year.

Net sales for the Clearwater and Kansas Instrument Divisions for the quarter ended October 31, 1997 totaled $2,325,000, which represents a $252,000 or 10% decrease from the same period in the prior year. The Avionics Specialties
Division sales for the quarter ended October 31, 1997 were $1,915,000, a $574,000 or 23% decrease over the same period in the prior fiscal year. Discontinued Ordnance Division sales totaled $945,000 for the nine months ended October 31, 1996.

Gross profit as a percentage of net sales improved in both the third quarter and the nine months ended October 31, 1997 as compared to their respective periods in the prior fiscal year. The improvement is largely attributed to Company Management's continued focus of its sales efforts toward its most highly profitable product lines. Company Management continues its strategy of pursuing long term agreements with its major customers and continues to focus on the worldwide market to enhance revenues and profitability, while de-emphasizing, and in some areas, discontinuing sales of lower margin products.

Interest expense totaled $47,000 for the three months ended October 31, 1997 versus $74,000 during the same period in the preceding year. The decrease is due primarily to the reduction in borrowings, and a renegotiation of interest rates on its existing credit facilities.

Other income for the quarter ended October 31, 1997 includes a $138,000 gain on the sale of the stock of a publicly-traded health insurance company. The stock was received as remuneration for premiums paid related to a specific health care plan.

For the third quarter ended October 31, 1997 the Company recorded net after tax profit of $228,000, or $.06 per share. Through the nine months ended October 31, 1997, the company recorded a net after tax profit of $712,000, or $.18 per share.

Working capital increased by $2,629,000 during the nine months ended October 31, 1997 and the Company's current ratio approximated 6.53:1, an increase from the last reporting period.

The largest component of the increase is related to the restructuring of the balance on the Company's line of credit to long-term debt. Significant sources of cash during the first nine months consisted of funds generated from operations and borrowings under the Company's line of credit arrangement. Net cash provided by operations approximated $302,000 as compared to cash used of $1,005,000 for the same period in the preceding year. In addition, stock options granted under the Company's Incentive Stock Option Plan were exercised during the first nine months of Fiscal 1998 generating cash of approximately $173,000. Significant uses of cash included a net decrease in other current assets and liabilities, the purchase of property and equipment and repayment of long term debt and notes payable, related.

In October 1997, the company negotiated a reduced interest rate and restructured debt funded under the revolving line of credit arrangement, converting the balance of $1,450,000 on the line of credit to long-term debt and establishing a new line of credit with availability of $1,500,000, all of which was available as of the third quarter ended October 31, 1997. Company management anticipates that the availability under the line of credit combined with cash flow from operations will be sufficient to fund future growth.

PART II.        OTHER INFORMATION

AEROSONIC CORPORATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 11:  Computation of Earnings Per Share

                  Exhibit 27:  Financial Data Schedule (Electronic filing only)

            (b)   Reports on Form 8-K

                  None

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



Date:   December 11, 1997                   /s/ J. Mervyn Nabors
      ---------------------                 ------------------------------
                                            J. Mervyn Nabors, President
                                            and  Chief Executive Officer