Form 10-K
period 1998-01-31
AEROSONIC CORP /DE/
filed 1998-05-01
CIK 109471

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                               ------------------

  For the Fiscal Year Ended January 31, 1998       Commission File Number 0-4988

                              AEROSONIC CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 74-1668471
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                           1212 North Hercules Avenue
                            Clearwater, Florida 33765
                    (Address of principal executive offices)
                                   (Zip Code)
         Registrant's telephone no., including area code: (813) 461-3000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock - Par Value $.40
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X            No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ] .

As of April 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $38,709,540.

As of April 15, 1998, the issuer had 3,937,669 shares of Common Stock outstanding, net of treasury shares.
--------------------------------------------------------------------------------
                       Documents Incorporated by Reference

                  Document                                Part of 10K
                  --------                                -----------
         Proxy Statement for the 1998          Part II, Items 10, 11, 12 and 13
        Annual Meeting of Stockholders

                                     PART I

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREUNDER. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "CONTINUE," "PLANS" AND "INTENDS." ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE AND THEREFORE, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREIN IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Item l.  Business.
         --------

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

               PRODUCTS, SERVICES AND RECENT BUSINESS DEVELOPMENTS

Products and Distribution

The Company's products are sold to the U.S. military services and to manufacturers of commercial and private aircraft, both domestic and foreign. Commercial sales decreased to $12,790,000 from $15,153,000 in the prior fiscal year. Sales to the U.S. military have increased to $6,536,000 during the current fiscal year from $5,079,000 in the prior fiscal year. For the year ended January 31, l998, approximately 66% of the Company's total sales were to the private sector and the remaining 34% to the military services.

Most of the Company's instrument sales are made directly through Company employees to original equipment manufacturers or to the military, with the Company's remaining sales being made through other dealers (who resell to aircraft operators).

The products manufactured by the Company, together with the approximate percentage of total sales contributed by each such product for the years ended January 31, l998, 1997 and 1996 are as follows:

                                          1998          1997          1996
                                          ----          ----          ----
 AOA/Stall Warning Systems                33%            38%           33%
 Other Aircraft Instruments               19%            13%           27%
 Repairs                                  14%            13%           12%
 Altimeters                               14%            10%            9%
 Air Speed Indicators                     14%            11%            8%
 Spare Parts                               6%            10%            3%
 Ordnance -  Commercial                    0%             2%            7%
 Ordnance - Military                       0%             3%            1%
                                      -----------    ----------    -----------
                                         100%           100%          100%
                                      ===========    ==========    ===========

The aggregate amount of foreign sales were $2,470,000, $6,208,000 and $4,751,000 for the years ended January 31, 1998, 1997 and 1996, respectively. Domestic sales of the Company's products are made to many different commercial (non-government) customers, none of which comprised over ten percent (l0%) of total sales during the year ended January 3l, l998.

Backlog

The Company's sales order backlog as of January 3l, l998 was $19,273,000, as compared to $18,512,000 in the previous fiscal year. The backlog includes $7,388,000, which is related to Avionics, and $11,885,000, which is related to Clearwater Instruments. Management estimates that approximately 90% of the total backlog, or $17,345,000, can reasonably be expected to be filled during the current fiscal year.

U.S. Government contracts are subject to termination at the election of the Government and contain specific procedures for equitable settlement in the event of termination. It is not possible to predict whether, or to what extent, the present backlog may be reduced or postponed in the event of reductions or changes in U.S. Government programs. Some U.S. Government contracts contain fixed price options for future performance and are subject to exercise by the Government within specified time periods. These options are not included in the Company's contractual backlog. The U.S. Government represents approximately 30% of the Company's backlog at January 31, 1998.

Employees

As of the year ended January 3l, l998, the Company employed approximately 253 employees in its business operations. This consisted of 157 Clearwater/Kansas Instrument employees and 96 Avionics employees. The Company's employees are not represented by labor unions. Management regards its relations with its employees to be good.

Research and Development

The Company expended approximately $443,000 and $460,000 in research and development costs for potential new products and enhancements during the years ended January 31, 1998 and 1997. There are approximately 33 engineers at Aerosonic and Avionics, on a full- or part-time basis, involved in these activities.

Research and development at the Company's Clearwater Instrument division consisted of numerous activities during fiscal year 1998. To meet market requirements for additional cockpit panel space, the Company's R&D group designed, tested and began production on a new line of two-inch instruments, including a Counter-Drum Encoding Altimeter, Mach Airspeed Indicator, Max Allowable Airspeed Indicator, Rate-Of-Climb Indicator, Cabin Differential Pressure Indicator and Artificial Horizon Indicator. R&D activities were also focused on software upgrades to the Air Data Test Set, which is currently in full-scale production. Ongoing activities throughout the year included upgrades to existing products to enhance functionality and reduce cost.

Research and development at Avionics Specialties has focused on extending the Angle of Attack and Stall Warning product lines. The Air Data Transmitter program benefited from a cooperative flight test program with Lockheed Martin using an F-16 aircraft. Two flight tests were used to improve the design in the high performance, highly maneuverable and supersonic environment of this aircraft. The transmitter is now fully capable of providing accurate air data in both subsonic and supersonic flight. First production units will be delivered in June of 1998 for use on the Lockheed FSX concept demonstration aircraft. The first production Angle-Of-Attack transmitters incorporating built-in stall warning have been delivered and several new programs have selected this device to provide aircraft stall warning. These development programs are in the process of defining the aircraft interface and software necessary for certification of the aircraft. The Engine Monitoring product line has begun the definition of the next generation system with increased capacity and incorporating vibration testing. The Engine Vibration and Monitoring System will be developed in fiscal year 1999.

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

Raw Materials

The principal materials used in the Company's manufacturing processes are glass lenses, raw metals and castings. These items, as well as other raw materials, parts and components used by the Company are generally available from a number of sources and in sufficient quantities to meet current requirements subject to normal lead times.

Item 2.  Properties.
         ----------

The following sets forth the locations and general characteristics of the Company's principal plants:

                                                  Approximate No. Square Feet
             Location                            of  Factory and Office Area
             --------                            ----------------------------

         Clearwater, Florida                                 90,000
         Wichita, Kansas                                      7,500
         Charlottesville, Virginia                           53,000

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

Item 3.  Legal Proceedings.
         -----------------

Sensonics, Inc. v. Aerosonic: In 1993, the Company was named as a codefendant in a patent infringement suit filed by Sensonics Inc. claiming that the Company infringed Sensonics' expired patent for an electromagnetic tapping device that the Company used as a component part. During June 1996, the Company's Board of Directors approved a proposed settlement of the lawsuit for $2,000,000. Pursuant to this settlement, the Company recorded a $225,000, $960,000 and $815,000 provision for the settlement of litigation during the years ended January 31, 1997, 1996 and 1995, respectively. All amounts related to the settlement were paid during the year ended January 31, 1997.

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

In accordance with a consent agreement signed by the company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan has been submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. Before approval of the plan, the FDEP may require further assessment and testing. Company management believes that any liability in excess of amounts accrued at January 31, 1998 will not have a material affect on the financial condition of the company.

The Company is also involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the above matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         ----------------------------------------------------------------
         Matters.
         -------

The Company's Common Stock is traded on the American Stock Exchange under the symbol "AIM". The range of high and low bid quotations as reported by the American Stock Exchange for each of the quarters of the fiscal years ended January 3l, l998 and January 3l, l997 is as follows:

Fiscal Year Ended January 31, 1998
----------------------------------

   Quarter                         Bid                          Bid
 ------------------------------------------------------------------------
      1             High          10-3/8          Low          3-7/16
 ------------------------------------------------------------------------
      2             High          13-5/8          Low          9-1/16
 ------------------------------------------------------------------------
      3             High          12-5/8          Low          8-1/2
 ------------------------------------------------------------------------
      4             High          15-1/4          Low         10-1/16
 ------------------------------------------------------------------------


Fiscal Year Ended January 31, 1997
----------------------------------

   Quarter                         Bid                          Bid
 ------------------------------------------------------------------------
      1             High            2             Low          1-5/16
 ------------------------------------------------------------------------
      2             High            3             Low          1-1/2
 ------------------------------------------------------------------------
      3             High            3             Low          1-7/8
 ------------------------------------------------------------------------
      4             High          4-3/8           Low          2-5/8
 ------------------------------------------------------------------------

During those same periods, no cash dividends were paid. The payment of future dividends, if any, on the Company's common stock and the amount thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors.

As of April 15, l998, the Company's outstanding shares of common stock were owned by 2,289 shareholders of record.

Item 6.  Selected Financial Data.
         -----------------------

The following selected financial data for the five years in the period ended January 31, 1998 have been derived from the Company's Consolidated Financial Statements.


                                                              Years Ended January 31,
                                                              -----------------------

                                         1998              1997            1996             1995             1994
                                   ---------------  ---------------- ---------------  ---------------  ---------------
 Revenue                           $  19,326,000    $   20,232,000   $  17,360,000    $  17,774,000    $  19,417,000
                                   ===============  ================ ===============  ===============  ===============

 Income (loss) from
   continuing operations           $   1,201,000    $    1,123,000   $  (1,293,000)   $    (299,000)   $   1,712,000
                                   ===============  ================ ===============  ===============  ===============

 Basic and diluted earnings
 (loss) per share from continuing  $        0.31    $         0.29   $       (0.34)   $       (0.08)   $        0.45
 operations
                                   ===============  ================ ===============  ===============  ===============

 Total assets                      $  18,315,000    $   17,215,000   $  17,851,000    $  17,965,000    $  18,293,000
                                   ===============  ================ ===============  ===============  ===============

 Long-term obligations             $   3,601,000    $    2,444,000   $   2,814,000    $   3,114,000    $   2,880,000
                                   ===============  ================ ===============  ===============  ===============


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

Discontinued Operations

During fiscal year ended 1998, the Company operated in one business segment, the Instrument Division. During the fiscal years ended 1997 and 1996, the Company operated in two business segments i) the Ordnance Division and ii) the Instrument Division.

In order to focus on its core business, Company management decided to discontinue the Ordnance Division and during May 1996, the Company sold substantially all of the assets of this segment. The $1,700,000 sale, consisting primarily of property and equipment, was paid in cash and resulted in a $41,000 gain.

For financial reporting purposes, the Company is accounting for the disposition of its Ordnance segment as a discontinued operation. Accordingly, the Company's Consolidated Statements of Operations present the results of the Company's discontinued operations separately from the results of Company's continuing operations.

Results of Continuing Operations

Net sales for fiscal 1998 were $19,326,000 which represent a $906,000 or 4% decrease from the prior year. The net decrease in sales during fiscal 1998 is related to a temporary delay in new programs related to the OEM customer base. Certain product lines experienced a lag period where sales related to older aircraft were slowing down and new aircraft introductions were slowly coming on line. This downward trend is expected to be short lived as the Company moves to increased production on new aircraft applications. Clearwater Instrument Division sales increased by 7% in the current year to $10,810,000 as compared to $10,074,000 in the preceding year. The Avionics Division sales were $8,516,000, a 16% decrease from the prior year.

Net Sales for fiscal 1997 were $20,232,000 which represent a $2,872,000 or 17% increase from the prior year. Clearwater Instrument Division sales increased 35% during fiscal 1997 to $10,074,000 compared to $7,448,000 during fiscal 1996. Avionics Division sales were $10,158,000, a 9% increase from fiscal year 1996.

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

Gross Margins

The Company's gross margin percentage increased to 39% during fiscal 1998 compared to 35% in the prior year. This is primarily due to management's continued efforts to minimize costs within the manufacturing and service processes of the Company as well as increased focus on expanding profitable product lines and ceasing production on unprofitable lines.

From fiscal year 1996 to 1997, the Company's gross margin percentage increased to 35% from 25%. Exclusive of a $925,000 write-off of inventory during fiscal year 1996, the Company's gross margin percentage approximates 30%. These increases result in a 17% increase in sales with only a 1% increase in cost of goods sold. This is due primarily to management's efforts to expand profitable product lines while de-emphasizing the unprofitable lines.

Selling, General and Administrative Expenses

As a percentage of total sales, selling, general and administrative expenses increased to 28% during fiscal 1998 from 24% and 27% during fiscal years 1997 and 1996, respectively. The increase in fiscal year 1998 results primarily from increased engineering and employee compensation related costs..

Provision for Settlement of Litigation

In connection with the Sensonics litigation previously described under Item 3. Legal Proceedings, the Company recorded provisions totaling $225,000 and $960,000 during fiscal years 1997 and 1996, respectively. In November 1996, the Company made the final payment to fully satisfy the judgment related to this lawsuit.

Interest Expense

Interest expense for fiscal l998, net of interest income, totaled $232,000 compared to $278,000 in the prior year. The reduction in fiscal 1998 is due primarily to reduced borrowings and a reduced interest rate on borrowings concurrent with a restructure of short-term debt to long-term. Also, higher cash balances in short term investments generated additional interest income in fiscal year 1998. The Company's short- and long-term borrowings decreased $452,000 during fiscal 1998 compared to $4,249,000 at the end of fiscal 1997.

Interest expense for fiscal 1997, net of interest income, decreased $2,000 from fiscal 1996, due to increased rates and periodic utilization of the Company's line of credit. The Company's short- and long-term borrowings increased by $428,000 during fiscal 1997 compared to $3,821,000 at the end of fiscal 1996.

Income Tax Expense

Income tax expense increased in fiscal 1998 to $734,000 as compared to income tax of $606,000 during fiscal 1997. The increase was primarily due to increases in pretax income. Income tax expense as a percent of income before taxes was approximately 38% in fiscal 1998, and 36% in fiscal 1997.

Income tax expense increased during fiscal 1997 to $606,000 as compared to an income tax benefit of $517,000 during fiscal 1996. The increase was primarily due to increases in pretax income. Income tax expense (benefit) as percent of income before taxes was approximately 36% during fiscal 1997 and (29%) during fiscal 1996.

Basic and Diluted Earnings (Loss) Per Share

The Company recorded net income of $1,201,000, or $.31 per share during fiscal 1998 as compared to a net income of $924,000 or $.24 per share in the preceding year. Included in the prior year income was a provision for settlement of the Sensonics litigation of $225,000.

Net income from continuing operations (exclusive of the ordnance segment) was $1,201,000 or $.31 per share during fiscal 1998 as compared to a net income of $1,123,000, or $.29 per share in the preceding year. Net loss from continuing operations (exclusive of the ordnance segment) was $1,293,000 or ($.34) per share during fiscal 1996 which includes the $960,000 Sensonics provision. Discontinued ordnance operations generated a loss of $199,000 or ($.05) during fiscal 1997 as compared to a net loss of $593,000 or ($.16) per share during the preceding year

Liquidity and Capital Resources

Management considers liquidity to be the Company's ability to generate adequate cash to meet its short- and long-term business needs. The principal internal source of such cash is the Company's operations, while external sources include borrowings under the Company's credit facilities.

Net cash provided by operating activities during fiscal year l998 was $1,490,000 compared to net cash used of $528,000 in the prior year. During fiscal year 1998, significant cash provided by operating activities resulted primarily from a net increase in income tax related accounts, noncash expending of depreciation and employee stock bonuses offset by increases in inventory and reductions in accounts payable. During fiscal year 1997, significant net cash used in operating activities resulted primarily from decreases in accrued expenses (payment of settlement expenses related to the Sensonics and other litigation) and increases in inventories.

Net cash used in investing activities during fiscal 1998 was $395,000 compared to cash generated of $1,340,000 in the prior year. Capital expenditures during fiscal year 1998 of $459,000 consisted primarily of machinery and equipment which was funded by operations. The sale of the Ordnance Division during fiscal year 1997 provided $1,700,000 in cash from investing activities. Capital expenditures during fiscal year 1997 of $399,000 primarily consisted of machinery and equipment used in the Instrument Division. These expenditures were funded by operations. Capital expenditures during fiscal year 1996 of $1,156,000 were funded from a $450,000 long-term note and working capital provided from operations.

Net cash used in financing activities during fiscal year 1998 was $270,000 compared to fiscal year 1997, in which $428,000 was provided through financing activities. This was due primarily to payments on debt, which were partially offset by funds received from the exercise of employee stock options.

The Company has a $1,500,000 line of credit facility, which expires on April 30, 1998 and bears interest at the 90 day treasury index plus 2.75%. At January 31, 1998, there were no fundings under this facility. The proceeds and uses of the Company's credit facilities are outlined in the Consolidated Statements of Cash Flows and Note 7 to the Consolidated Financial Statements

The Company's current ratio was strong at 5 to 1 at January 31, 1998 compared to 3 to 1 at January 31, 1997. In addition, working capital increased by $2,614,000 to $11,156,000 in fiscal year 1998. The increase primarily relates to an increase in cash combined with a restructure of the balance on the Company's line of credit to long-term debt.

Funds necessary for future capital expenditures, notes payable and long-term debt payments and other cash flow needs in the ordinary course of business are expected to be funded primarily from current cash resources and internally generated funds.

Year 2000 Impact on Internal Operations

The Company's management has evaluated the Year 2000 impact on the Company's internal financial and operational systems. The Company has undertaken remedial measures based upon this evaluation. The Company anticipates that any changes, if necessary, to its information systems to make them Year 2000 compliant will be completed by January 31, 1999. The Company currently does not expect that the Year 2000 will cause operational problems or result in the Company incurring costs material to the Company's financial condition or results of operations.

Acquisitions

Currently, the Company has no arrangements or understandings with respect to any acquisitions. However, the Company continues to monitor acquisition opportunities.

Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting comprehensive income, which includes translation adjustments. In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is also effective for periods ending after December 15, 1998. This statement establishes additional disclosure requirements for business segments. In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post retirement Benefits" which is effective for periods ending after December 15, 1998. This Statement revises employers' disclosures about pension and other post retirement benefit plans.

Management is currently assessing the future period impact of SFAS Nos. 130, 131 and 132 on the Company's presentation of results of operations, changes in shareholders' equity and segment and pension benefit disclosures.

Other Matters
-------------

Company management has placed a high priority on further penetrating the aviation marketplace both domestically and internationally with the development of new products, enhancing functionality on existing products and further streamlining the production process to exceed customers' requirements on delivery and product quality. Internal structural changes as well as upgrades to the Company's information systems have further enabled the Company to maximize its opportunities in the marketplace.

Item 8. Financial Statements and Supplementary Data.
        --------------------------------------------

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning in item 14 and are included in this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

Not applicable.


Item l0.  Directors and Executive Officers.
          --------------------------------

Information concerning the Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1998.

Item ll.  Executive Compensation.
          ----------------------

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1998.

Item l2.  Security Ownership of Certain Beneficial Owners to Management.
          -------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1998.

Item l3.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of fiscal 1998.

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

(a) (1)             Financial Statements:

The following consolidated financial statements of the Company are included herein.

                                                                      Page

Report of Independent Accountants                                      16

Consolidated Balance Sheets at January 31, 1998 and 1997               17

Consolidated Statements of Operations for the years ended
   January 31, 1998, 1997 and 1996                                     18

Consolidated Statements of Shareholders' Equity for the years
   ended January 31, 1998, 1997 and 1996                               19

Consolidated Statements of Cash Flows for the years ended
   January 31, 1998, 1997 and 1996                                     20

Notes to Consolidated Financial Statements                           21-31

(a) (2)             Financial Statement Schedules:

All schedules have been omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's Consolidated Financial Statements, including the notes thereto.

(a) (3)             Exhibits:

None.

(b)                 Reports on Form 8-K

                    No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1998.

Report of Independent Accountants


To the Board of Directors and Shareholders of Aerosonic
Corporation

Clearwater, Florida

We have audited the accompanying consolidated balance sheets of Aerosonic Corporation and subsidiary (the Company) as of January 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and subsidiary as of January 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended January 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand, L.L.P.

Tampa, Florida
April 3, 1998

Aerosonic Corporation and Subsidiary
Consolidated Balance Sheets
January 31, 1998 and 1997

                                ASSETS                                         1998                    1997
                                                                         --------------          ---------------
Current assets:
  Cash and cash equivalents                                               $    2,075,000            $  1,250,000
  Receivables                                                                  3,348,000               3,398,000
  Income tax receivable                                                                0                 149,000
  Inventories                                                                  8,057,000               7,286,000
  Costs and estimated earnings in excess of billings on
    uncompleted contract                                                          48,000                  58,000
  Prepaid expenses                                                                36,000                  66,000
  Deferred income taxes                                                          314,000                 397,000
                                                                          --------------          --------------
      Total current assets                                                    13,878,000              12,604,000
                                                                          --------------          --------------

Property, plant and equipment, net                                             4,369,000               4,491,000
Other assets                                                                      68,000                 120,000
                                                                          --------------          --------------
                                                                               4,437,000               4,611,000
                                                                          --------------          --------------
                                                                          $   18,315,000           $  17,215,000
                                                                          ==============          ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and notes payable                  $      196,000           $   1,805,000
  Accounts payable, trade                                                        409,000                 964,000
  Compensation and benefits                                                      619,000                 772,000
  Income taxes payable                                                           836,000                       0
  Other accrued expenses                                                         662,000                 521,000
                                                                          --------------          --------------
       Total current liabilities                                               2,722,000               4,062,000

Long-term debt and notes payable, net of current maturities                    3,376,000               1,944,000
Note payable, related party                                                      225,000                 500,000
Deferred income taxes                                                            214,000                 582,000
                                                                          --------------          --------------
       Total liabilities                                                       6,537,000               7,088,000
                                                                          --------------          --------------

Commitments and contingencies (Note 12)

Shareholders' equity:
  Common stock, $.40 par value; authorized 8,000,000 shares,
    issued 3,986,262                                                           1,595,000               1,595,000
  Additional paid-in capital                                                   3,684,000               3,410,000
  Retained earnings                                                            6,631,000               5,430,000
  Less treasury stock; 76,393 shares in 1998 and 178,753 shares
    in 1997, at cost                                                            (132,000)               (308,000)
                                                                          --------------          --------------
       Total shareholders' equity                                             11,778,000              10,127,000
                                                                          --------------          --------------
                                                                          $   18,315,000           $  17,215,000
                                                                          ==============          ==============

The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Operations
for the years ended January 31, 1998, 1997 and 1996

                                                                            1998                    1997                 1996
                                                                        -------------         ---------------     ---------------
Net sales                                                               $  19,326,000          $   20,232,000      $   17,360,000

Cost of goods sold                                                         11,780,000              13,225,000          13,063,000
                                                                        -------------         ---------------     ---------------
     Gross profit                                                           7,546,000               7,007,000           4,297,000

Selling, general and administrative expenses                                5,490,000               4,767,000           4,754,000
                                                                        -------------         ---------------     ---------------
     Operating income (loss)                                                2,056,000               2,240,000            (457,000)
                                                                        -------------         ---------------     ---------------
Other income (deductions):
  Provision for settlement of litigation (Note 12)                                  0                (225,000)           (960,000)
  Interest expense, net                                                      (232,000)               (278,000)           (280,000)
  Other, net                                                                  111,000                  (8,000)           (113,000)
                                                                        -------------         ---------------     ---------------
                                                                             (121,000)               (511,000)         (1,353,000)
                                                                        -------------         ---------------     ---------------

Income (loss) from continuing operations before income taxes                1,935,000               1,729,000          (1,810,000)

Income tax benefit (expense)                                                 (734,000)               (606,000)            517,000
                                                                        -------------         ---------------     ---------------
    Income (loss) from continuing operations                                1,201,000               1,123,000          (1,293,000)

Discontinued ordnance operations:
  Loss from discontinued operations, net of income tax benefit of
   $0, $94,000, and $353,000, respectively                                          0                (240,000)           (593,000)
  Gain on sale of discontinued operations                                           0                  41,000                   0
                                                                        -------------         ---------------     ---------------
    Net income (loss)                                                     $ 1,201,000         $       924,000     $    (1,886,000)
                                                                        =============         ===============     ===============
Basic and diluted earnings (loss) per share:
  Continuing operations                                                   $      0.31         $          0.29     $         (0.34)
  Discontinued operations                                                        0.00                   (0.05)              (0.16)
                                                                        -------------         ---------------     ---------------
                                                                          $      0.31         $          0.24     $         (0.50)
                                                                        =============         ===============     ===============

Basic weighted average shares outstanding                                   3,867,057               3,806,173           3,797,690
                                                                        =============         ===============     ===============

Diluted weighted average shares outstanding                                 3,893,579               3,806,173           3,797,690
                                                                        =============         ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Shareholders' Equity for the years ended January 31, 1998, 1997 and 1996

                                                                           Additional                                    Total
                                                          Common             Paid-In      Retained       Treasury     Shareholders'
                                                          Stock              Capital      Earnings        Stock         Equity
                                                          ------           ----------     --------       --------     ------------
Balances at February 1, 1995                           $  1,595,000     $  3,407,000    $  6,392,000    $ (336,000)  $ 11,058,000

  Net loss                                                        0                0      (1,886,000)            0     (1,886,000)

  Reissuance of 7,799 shares of treasury stock                    0            3,000               0        14,000         17,000
                                                       ------------     ------------    ------------   -----------   ------------
Balances at January 31, 1996                              1,595,000        3,410,000       4,506,000      (322,000)     9,189,000

  Net income                                                      0                0         924,000             0        924,000

  Reissuance of 8,019 shares of treasury stock                    0                0               0        14,000         14,000
                                                       ------------     ------------    ------------   -----------   ------------

Balances at January 31, 1997                              1,595,000        3,410,000       5,430,000      (308,000)    10,127,000

  Net income                                                      0                0       1,201,000             0      1,201,000

  Exercise of 60,500 stock options                                0           78,000               0       104,000        182,000

  Reissuance of 14,960 shares of treasury stock                   0          148,000               0        26,000        174,000

  Employee stock bonus of 26,900 shares                           0           48,000               0        46,000         94,000
                                                       ------------     ------------    ------------   -----------   ------------
Balances at January 31, 1998                           $  1,595,000     $  3,684,000    $  6,631,000    $ (132,000)  $ 11,778,000
                                                       ============     ============    ============   ===========   ============


The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended January 31, 1998, 1997 and 1996

                                                                             1998             1997            1996
                                                                       ------------      ----------      ------------
Cash flows from operating activities:
    Net income (loss)                                                  $  1,201,000      $  924,000      $ (1,886,000)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Increase (decrease) in allowance for doubtful accounts                (29,000)         27,000            13,000
      Stock compensation                                                    268,000               0                 0
      Write-off of inventory                                                      0               0           925,000
      Depreciation                                                          533,000         674,000           789,000
      (Gain) loss on disposal of equipment                                   14,000               0           (11,000)
      Gain on disposal of ordnance division                                       0         (41,000)                0
      Deferred income taxes                                                (285,000)        693,000          (479,000)
      Gain on sale of unconsolidated subsidiary                                   0               0           (48,000)
      Provision for litigation                                                    0               0           960,000
      Changes in current assets and liabilities:
        Receivables                                                          79,000         (55,000)           (7,000)
        Income tax receivable                                               149,000         287,000          (146,000)
        Inventories                                                        (771,000)     (1,254,000)         (694,000)
        Cost and estimated earnings in excess of
            billings on uncompleted contract                                 10,000         204,000            28,000
        Prepaid expenses                                                     30,000         (29,000)           27,000
        Other assets                                                         22,000         121,000           (78,000)
        Accounts payable                                                   (555,000)         (5,000)          291,000
        Income taxes payable                                                836,000               0                 0
        Accrued expenses and other liabilities                              (12,000)     (2,074,000)          605,000
                                                                        -----------    ------------     -------------
          Net cash provided by (used in) operating activities             1,490,000        (528,000)          289,000
                                                                        -----------    ------------     -------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                             34,000           9,000            79,000
    Proceeds from sale of ordnance division                                       0       1,700,000                 0
    Proceeds from sale of investment in and repayment of
      advances to unconsolidated subsidiary                                       0               0           282,000
    Capital expenditures                                                   (459,000)       (399,000)       (1,156,000)
    Collection of note receivable                                            30,000          30,000            53,000
                                                                        -----------    ------------     -------------
          Net cash provided by (used in) investing activities              (395,000)      1,340,000          (742,000)
                                                                        -----------    ------------     -------------
Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                        1,432,000       2,524,000         3,225,000
    Proceeds from related party notes payable                                     0       1,250,000                 0
    Principal payments on long-term debt and notes payable               (1,609,000)     (2,596,000)       (3,335,000)
    Principal payments on related party notes payable                      (275,000)       (750,000)                0
    Proceeds from exercise of stock options                                 182,000               0                 0
                                                                        -----------    ------------     -------------
          Net cash provided by (used in) financing activities              (270,000)        428,000          (110,000)
                                                                        -----------    ------------     -------------

Net increase (decrease) in cash and cash equivalents                        825,000       1,240,000          (563,000)
Cash and cash equivalents at beginning of year                            1,250,000          10,000           573,000
                                                                        -----------    ------------     -------------
Cash and cash equivalents at end of year                                $ 2,075,000    $  1,250,000       $    10,000
                                                                        ===========    ============     =============
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                          $   232,000    $    353,000       $   294,000
                                                                        ===========    ============     =============
      Income taxes                                                      $    95,000    $          0       $     7,000
                                                                        ===========    ============     =============

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

     Cash and Cash Equivalents - For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. As of January 31, 1998 and 1997, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business in the aviation industry worldwide.

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

     Research and Development - Research and development costs are expensed as incurred. Research and development approximated $443,000, $460,000, and $504,000 during the years ended January 31, 1998, 1997 and 1996, respectively.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

1. Description of Business and Summary of Significant Accounting Policies, continued:

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

     Environmental Expenditures - The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

     Computation of Earnings Per Share - Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows:

                                                                      1998             1997            1996
                                                                  -----------     -------------   ------------
        Weighted average common stock outstanding                   3,867,057         3,806,173      3,797,690

        Weighted average common stock equivalents                      26,522                 0              0
                                                                 ------------      ------------    -----------
        Shares used in diluted earnings per share calculation       3,893,579         3,806,173      3,797,690
                                                                 ============      ============    ===========

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

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair values of the Company's long-term debt, notes payable and letters of credit are disclosed in Note 7.

1. Description of Business and Summary of Significant Accounting Policies, continued:

     New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting comprehensive income which includes translation adjustments. In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is also effective for periods ending after December 15, 1998. This statement establishes additional disclosure requirements for business segments. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" which is effective for periods ending after December 15, 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans.

     Management is currently assessing the future period impact of SFAS Nos. 130, 131 and 132 on the Company's presentation of results of operations, changes in shareholders' equity, segment and pension benefit disclosures.

     Reclassifications - Certain prior year amounts have been reclassified to conform with 1998 presentation.



2.   Receivables:

     Receivables at January 31, 1998 and 1997 consisted of the following:

                                                                                     1998                    1997
                                                                                -------------          --------------
        Trade, less allowance for doubtful accounts of $68,000 in 1998
          and $97,000 in 1997                                                   $   3,315,000          $    3,279,000

        Officers and employees                                                          3,000                   6,000

        Current notes receivable and other                                             30,000                 113,000
                                                                                -------------          --------------
                                                                                $   3,348,000          $    3,398,000
                                                                                =============          ==============

3.   Inventories:

     Inventories at January 31, 1998 and 1997 consisted of the following:

                                                                                      1998                    1997
                                                                                ------------          --------------
       Raw materials and work in process                                        $  7,265,000           $   6,843,000
       Finished goods                                                                792,000                 443,000
                                                                                ------------          --------------
                                                                                $  8,057,000           $   7,286,000
                                                                                ============          ==============

4.   Property, Plant and Equipment:

     Property, plant and equipment at January 31, 1998 and 1997 consisted of the following:

                                                                                Estimated
                                                                               Useful Life
                                                                                 (years)           1998         1997
                                                                               -----------     -----------  -----------
       Land and improvements                                                   15 - 20          $ 462,000    $ 462,000
       Buildings and improvements                                              25 - 30          3,215,000    3,162,000
       Machinery and equipment                                                  7 - 10          3,911,000    3,565,000
       Patterns, dies, and tools                                                3 - 5             172,000      161,000
       Furniture and fixtures                                                   7 - 10            433,000      418,000
                                                                                              -----------  -----------
                                                                                                8,193,000    7,768,000
       Less accumulated depreciation and amortization                                           3,824,000    3,277,000
                                                                                              -----------  -----------
                                                                                              $ 4,369,000  $ 4,491,000
                                                                                              ===========  ===========

5.   Costs and Estimated Earnings on Uncompleted Contract:

     The Company has one long-term contract to provide engineering services, which is recorded on the percentage of completion method. Costs and estimated earnings in excess of billings on this contract at January 31, 1998 and 1997 are comprised of the following:

                                                                                            1998              1997
                                                                                        ------------     -------------
       Costs incurred to date                                                          $  2,009,000       $ 1,935,000
       Estimated earnings                                                                   331,000           391,000
                                                                                       ------------     -------------
                                                                                          2,340,000         2,326,000
       Less billings to date                                                              2,292,000         2,268,000
                                                                                       ------------     -------------
                                                                                       $     48,000       $    58,000
                                                                                       ============     =============

6.   Income Taxes:

     Income tax (expense) benefit for the years ended January 31, 1998, 1997 and 1996 consisted of:

                                                                              1998          1997         1996
                                                                         --------------   -----------  ----------
        Continuing operations:
          Current:
            Federal                                                         $  (957,000)   $   87,000    $  38,000
            State                                                               (62,000)            0            0
                                                                          -------------    ----------   ----------
                                                                             (1,019,000)       87,000       38,000
                                                                          -------------    ----------   ----------
           Deferred:
            Federal                                                             279,000      (603,000)     451,000
            State                                                                 6,000       (90,000)      28,000
                                                                          -------------    ----------   ----------
                                                                                285,000      (693,000)     479,000
                                                                          -------------    ----------   ----------

                                                                            $  (734,000)   $ (606,000)   $ 517,000
                                                                          =============    ==========   ==========
        Discontinued operations
          Current:
            Federal                                                         $         0    $   94,000    $ 353,000
            State                                                                     0             0            0
                                                                          -------------    ----------   ----------
                                                                            $         0    $   94,000    $ 353,000
                                                                          =============    ==========   ==========
        Total
          Current:
            Federal                                                         $  (957,000)   $  181,000    $ 391,000
            State                                                               (62,000)            0            0
                                                                          -------------    ----------   ----------
                                                                             (1,019,000)      181,000      391,000
                                                                          -------------    ----------   ----------
          Deferred:
            Federal                                                             279,000      (603,000)     451,000
            State                                                                 6,000       (90,000)      28,000
                                                                          -------------    ----------   ----------
                                                                                285,000      (693,000)     479,000
                                                                          -------------    ----------   ----------
                                                                            $  (734,000)   $ (512,000)  $  870,000
                                                                          =============    ==========   ==========

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended January 31, 1998, 1997 and 1996:

                                                                                1998         1997       1996
                                                                               ------       -------   --------
        Federal tax rate                                                       (34.00)%     (34.00)%     34.00%
        Increase in taxes resulting from:
          State income taxes, net of federal tax benefit                        (3.85)       (3.30)       1.10
          Decrease in valuation allowance                                        3.20         4.74        0.00
          Other                                                                 (3.25)       (3.10)      (3.50)
                                                                             --------     --------    --------
        Effective tax rate                                                     (37.90)%     (35.66)%     31.60%
                                                                             ========     ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and 1997 are as follows:

                                                                                    1998                 1997
                                                                                ------------          -----------
        Current deferred tax assets:
          Accounts receivable                                                    $ (102,000)            $  36,000
          Inventories, principally due to additional costs inventoried
            for tax purposes pursuant to the Tax Reform Act of 1986                 246,000               125,000
          Compensated absences, principally due to accrual for
            financial reporting purposes                                            100,000                96,000
          Accrued warranty liability                                                      0                30,000
          Other                                                                      70,000               110,000
                                                                                -----------            ----------
                Total current deferred tax assets                                   314,000               397,000
                                                                                -----------            ----------

          Non-current deferred tax assets:
            State net operating loss                                                      0                61,000
            Valuation allowance                                                           0               (61,000)
                                                                                -----------            ----------
                Total non-current deferred tax assets                                     0                     0
                                                                                -----------            ----------

                Total deferred tax assets                                           314,000               397,000
                                                                                -----------            ----------

          Deferred tax liabilities:
            Property, plant and equipment, principally due to
                differences in depreciation and capitalized interest                214,000               582,000
                                                                                -----------            ----------
                Total gross deferred tax liabilities                                214,000               582,000
                                                                                -----------            ----------
                  Net deferred tax asset (liability)                            $   100,000            $ (185,000)
                                                                                ===========            ==========


     The Company established a valuation allowance of approximately $61,000 as of January 31, 1997 which primarily related to state net operating loss carryforwards. During 1998, the Company utilized all available state operating loss carryforwards thereby causing the valuation allowance to be decreased by $61,000. The Company does not have any federal or state operating loss carryforwards available at January 31, 1998. Management has assessed that it is more likely than not that the net deferred tax assets will be realized through future taxable earnings and the reversal of certain timing differences.

     During November 1996, the Company was notified of an examination by the Internal Revenue Service for the years ended January 31, 1995 and 1994. The examination was completed during April 1997 with no material impact to the Company's financial statements.

7.   Credit Facilities, Long-Term Debt and Notes Payable:

     Long-term debt and notes payable at January 31, 1998 and 1997 consisted of the following:

                                                                                     1998                      1997
                                                                                -------------            --------------
        Note payable                                                            $   1,628,000               $         0
        Industrial development revenue bonds                                        1,113,000                 1,188,000
        Revolving credit facility                                                           0                 1,250,000
        Acquisition loan                                                                    0                   400,000
        Mortgage note payable                                                         831,000                   904,000
        Equipment loans                                                                     0                     7,000
        Note payable, related party                                                   225,000                   500,000
                                                                                -------------             -------------
                                                                                    3,797,000                 4,249,000
        Less current maturities                                                       196,000                 1,805,000
                                                                                -------------             -------------
        Long-term debt and notes payable, less current maturities               $   3,601,000               $ 2,444,000
                                                                                =============             =============


     The amount of long-term debt and notes payable maturing in each of the fiscal years 2000, 2001, 2002, and 2003 approximates $348,000, $573,000,
     $348,000, and $2,332,000, respectively.

     Note Payable - The note payable is payable in monthly installments beginning in October 1998 through September 30, 2003 including interest at the 90-day average of the 90-day treasury bill plus 2.75% (7.99% at January 31, 1998). The note payable is collateralized by accounts receivable and inventory.

     Industrial Development Revenue Bonds - The industrial development revenue bonds are payable in quarterly principal and monthly interest installments through December 2012 and bear interest at 90% of prime. The bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral has a carrying value of approximately $2,459,000 at January 31, 1998. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired, certain portions could become immediately payable, or the interest rate will be increased. In addition, the total of $1,113,000 is subject to accelerated maturity.

     Revolving Credit Facility - The Company has available a $1,500,000 line of credit. Interest is payable monthly at the 90-day average of the 90-day treasury bill plus 2.75% (7.99% at January 31, 1998) and principal is payable on demand. The line of credit agreement, which expires in April 1998, is collateralized by equipment and receivables, and is subject to the same covenants included in the Company's long-term debt agreements. Approximately $1,500,000 of additional credit was available under this facility at January 31, 1998. The weighted average interest rate under this facility for the years ended January 31, 1998 and 1997 was 8.41% and 8.015%, respectively.

     Acquisition Loan - The Company had an acquisition loan at January 31, 1997 representing financing related to the purchase of Avionics Specialties, Inc. The loan bears interest at prime plus .25% and matured in January 1998. This loan was refinanced in connection with the note payable.

     Mortgage Note Payable - The mortgage note is payable in monthly installments through May 2009, including interest at 7.5% through May 1999 and prime plus 1 percent thereafter. The lender has a put option exercisable in May 2001. The note is collateralized by substantially all property, plant and equipment at the Avionics Specialties, Inc. location. The collateralized property has a carrying value of approximately $1,178,000 at January 31, 1998.

     Equipment Loans - The Company had one outstanding equipment loan at January 31, 1997 totaling $7,000. The loan bears interest at prime plus .25% and is payable in monthly installments through maturity in August 2000. The loan was paid in full during February 1997.

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

     The carrying amount of long-term debt and notes payable at January 31, 1998 approximates fair value. The prime rate of interest at January 31, 1998 was 8.5%.

8.   Discontinued Operations - Sale of Ordnance Division:

     During June 1996, the Company sold substantially all assets of its ordnance division. The sale, which totaled $1,700,000, resulted in a $41,000 gain.

     Identifiable assets of approximately $2,076,000 at January 31, 1996 consisted primarily of property and equipment.

     Information summarizing discontinued ordnance operations for the years ended January 31, 1997 and 1996 is as follows:

                                                                                    1997                    1996
                                                                                ------------           ------------
        Net sales                                                               $    945,000          $    1,606,000
                                                                                ============          ==============
        Loss from discontinued operations before income taxes                   $   (293,000)         $     (946,000)
        Income tax benefit                                                            94,000                 353,000
                                                                                ------------          --------------
        Net loss from discontinued operations                                   $   (199,000)         $     (593,000)
                                                                                ============          ==============

9.   Major Customer Information:

     Sales to U. S. Government agencies, when combined, represented 10 percent or more of net sales and amounted to approximately $6,536,000, $5,079,000, and $5,193,000 for the years ended January 31, 1998, 1997 and 1996, respectively. Foreign sales for the years ended January 31, 1998, 1997 and 1996 represented 10 percent or more of net sales and amounted to approximately $2,470,000, $6,208,000, and $4,751,000, respectively. All foreign sales contracts are payable in U.S. dollars therefore avoiding any foreign currency exchange risk. Receivables at January 31, 1998 included approximately $743,000 in receivables due from the U.S. government.

10.  Benefit Plans:

     Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 10% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant's yearly compensation. Such matching contributions will be made in cash or common stock of the Company. Additional contributions may be made at the Company's discretion. For the years ended January 31, 1998, 1997 and 1996, the Company's contribution was approximately $157,000, $165,000, and $145,000, respectively. During the years ended January 31, 1998, 1997 and 1996, the Company issued 14,960, 8,019, and 7,799 shares of treasury stock, respectively, in partial payment of the Plan. These stock contributions were properly accounted for as non-cash transactions.

     During 1998, the Company paid a stock bonus of 100 shares to each employee. The fair market value of the stock at the date the bonus was granted was charged to expense in the amount of approximately $94,000.

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

     A summary of the status of the Company's stock option plan is as follows:

                                                                   Exercise
                                                     Shares          Price
                                                   ----------     ----------


        Balance, February 1, 1995                     107,500       $3.00
        Canceled                                      (22,000)      $3.00
                                                  -----------
        Balance, January 31, 1996                      85,500
        Canceled                                      (13,500)      $3.00
                                                  -----------

        Balance, January 31, 1997                      72,000
        Exercised                                     (60,500)      $3.00
        Canceled                                       (7,500)      $3.00
                                                  -----------
        Balance, January 31, 1998                       4,000
                                                  ===========


     All outstanding options at January 31, 1998 and 1997 are exercisable. At January 31, 1998, all options outstanding have a remaining contractual life of less than one year.

     Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123 but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plan. SFAS No. 123 and APB No. 25 have no financial accounting or reporting impact on the Company for the years ended January 31, 1998 and 1997 due to the Company not granting any stock options.

11.  Related Party Transactions:

     The Company purchased painting services of approximately $14,000 during the years ended January 31, 1996 from an entity owned by a shareholder and former Chief Executive Officer and Chairman of the Board of Directors of the Company. The Company has filed a lawsuit related to these services as described in Note 12.

     During the year ended January 31, 1997, the Company obtained short-term financing totaling $500,000 from a shareholder and officer. The loan, which was fully repaid during the year, was non-interest bearing and uncollateralized.

     During the year ended January 31, 1997, the Company obtained long-term financing from a shareholder totaling $750,000 at origination. Principal repayments totaling $275,000 and $250,000 were made during 1998 and 1997. The terms of the note are more fully described in Note 7.

12.  Commitments and Contingencies:

     In 1993, the Company was named as a co-defendant in a patent infringement suit filed by Sensonics Inc. claiming that the Company infringed Sensonics' expired patent for an electromagnetical tapping device that the Company used as a component part. During May 1996, the Company's Board of Directors approved a proposed settlement of the lawsuit for $2,000,000. Pursuant to this settlement, the Company recorded a $225,000, and $960,000 provision for the settlement of litigation during the years ended January 31, 1997 and 1996, respectively. All amounts related to the settlement were paid by the Company during the year ended January 31, 1997.

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

     In accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 1998 the Company has a remaining liability of approximately $128,000 recorded in Other accrued expenses to cover future environmental expenditures related to the remediation of this site. Management believes that any additional liability in excess of the amounts accrued at January 31, 1998 will not have a material affect on the financial condition of the Company.

     The Company is also involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the above matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

     At January 31, 1998, the Company was committed to future purchases primarily for materials of approximately $791,000. At January 31, 1998, the Company had an additional $79,000 letter of credit which guarantees trade activities. The contract amount of all of the Company's letters of credit is a reasonable estimate of their fair value, as the value for each is fixed over the life of the commitment.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AEROSONIC CORPORATION
(Registrant)

By: /s/ J. Mervyn Nabors                                 Date:  April 30 ,1998
   -----------------------------
      J. Mervyn Nabors, President
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ J. Mervyn Nabors
   -----------------------------
    J. Mervyn Nabors                                     Date: April 30 ,1998
    President, Chief Executive Officer
    and Chairman of the Board

    /s/ David A. Baldini
   -----------------------------
    David A. Baldini                                     Date:  April 30,1998
    Vice President and
    Vice Chairman of the Board

    /s/ Eric J. McCracken
   -----------------------------
    Eric J. McCracken                                    Date:  April 30 ,1998
    Executive Vice President,
    Chief Financial Officer and Director

   /s/ P. Mark Perkins
   -----------------------------
   P. Mark Perkins                                       Date:  April 30 ,1998
   Executive Vice President and Director

    /s/ Richard A. Frank
   -----------------------------
   Richard A. Frank                                      Date:  April 30 ,1998
   Director

   /s/ Joseph P. Sherman
   -----------------------------
   Joseph P. Sherman, Jr.                                Date:  April 30 ,1998
   Director