Form 10-Q
period 1998-04-30
AEROSONIC CORP /DE/
filed 1998-06-15
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED April 30, 1998              COMMISSION FILE NO. 0-4988

                              AEROSONIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        74-1668471
-----------------------------------------     ----------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

            1212 No. Hercules Avenue, Clearwater, Florida          33765
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

                              YES   X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.40 per share, 3,986,262 number of shares as of April 30, 1998.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                       Page No.
                                                                       --------

PART 1.  FINANCIAL INFORMATION
------   ---------------------

Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets -                                3
                       April 30, 1998 and January 31, 1998

                Consolidated Statements of Income -                          4
                      Three months ended April 30, 1998 and 1997

                Consolidated Statements of Cash Flows -                      5
                      Three months ended April 30, 1998 and 1997

                Notes to Consolidated Financial Statements -                 6
                      April 30, 1998

Item 2.      Management's Discussion and Analysis of                         7
                      Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
---------------------------

Item 6.      Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                   9
----------

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
        Consolidated Balance Sheets

                                                                           April 30,
                                                                             1998              January 31,
                                                                          (unaudited)             1998
                                                                        -------------      ---------------
ASSETS

Current assets:
  Cash and cash investments                                               $   1,742,000       $   2,075,000
  Receivables                                                                 4,142,000           3,348,000
  Inventories                                                                 7,764,000           8,057,000
  Costs and estimated earnings in excess of billings on uncompleted
    contract                                                                     48,000              48,000
  Prepaid expenses                                                              482,000              36,000
  Deferred income tax benefit                                                   506,000             314,000
                                                                          -------------      --------------
    Total current assets                                                     14,684,000          13,878,000

Property, plant and equipment, net                                            4,335,000           4,369,000
Other assets                                                                    261,000              68,000
                                                                          -------------      --------------
                                                                          $  19,280,000      $   18,315,000
                                                                          =============      ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt and notes payable                $     949,000      $      196,000
  Accounts payable, trade                                                       349,000             409,000
  Compensation and benefits                                                     735,000             619,000
  Income taxes payable                                                                0             836,000
  Other accrued expenses                                                        705,000             662,000
                                                                          -------------      --------------
    Total current liabilities                                                 2,738,000           2,722,000

Long-term debt, less current installments                                     3,285,000           3,376,000
Note payable, related party                                                     150,000             225,000
Deferred income taxes                                                           582,000             214,000
                                                                          -------------      --------------
    Total liabilities                                                         6,755,000           6,537,000
                                                                          -------------      --------------

Shareholders' equity:
  Common stock, $.40 par; 8,000,000 shares
          authorized; 3,986,262 shares issued                                 1,595,000           1,595,000
  Additional paid-in capital                                                  4,098,000           3,684,000
  Retained earnings                                                           6,914,000           6,631,000
  Less treasury stock, 76,393  shares at 1/31/98
    and 46,593 shares at 4/30/98                                                (82,000)           (132,000)
                                                                          -------------      --------------
    Total shareholders' equity                                               12,525,000          11,778,000
                                                                          -------------      --------------

                                                                          $  19,280,000      $   18,315,000
                                                                          =============      ==============

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at this date.

See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Income (Unaudited)

                                                          Three Months Ended
                                                                April 30
                                                  ----------------------------------
                                                      1998                   1997
                                                  -------------         ------------
Net sales                                         $  5,328,000          $  5,327,000

Cost of goods sold                                   3,295,000             3,465,000
                                                  ------------         -------------
           Gross Profit                              2,033,000             1,862,000

Selling, general and administrative
  expenses                                           1,562,000             1,360,000
                                                  ------------         -------------
           Operating Income                            471,000               502,000
                                                  ------------         -------------

Other (income) deductions:
  Interest expense, net                                 53,000                81,000
  Other, net                                           (24,000)               (4,000)
                                                  ------------         -------------
                                                        29,000                77,000
                                                  ------------         -------------

Income before income taxes                             442,000               425,000

Income tax expense                                     159,000               147,000
                                                  ------------         -------------
           Net Income                             $    283,000          $    278,000
                                                  ============         =============

Basic and diluted earnings per share:             $       0.07          $       0.07
                                                  ============         =============

Basic weighted average shares
  outstanding                                        3,938,000             3,858,000
                                                  ============         =============

Diluted weighted average shares
  outstanding
                                                     3,939,000             3,858,000
                                                  ============         =============


        See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
        Consolidated Statements of Cash Flows (Unaudited)

                                                                          Three Months Ended
                                                                                April 30
                                                                    ------------------------------
                                                                     1998                    1997
Cash flows from operating activities:
  Net income                                                         $   283,000        $  278,000
  Adjustment to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                      151,000           125,000
      Stock Compensation                                                 157,000                 0
      Change in deferred income taxes                                    176,000           (85,000)
      Changes in current assets & liabilities                         (1,397,000)         (116,000)
                                                                    ------------      ------------
  Net cash provided by (used in) operating activities                   (630,000)          202,000
                                                                    ------------      ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                             (100,000)         (138,000)
  Changes in other assets                                               (193,000)            6,000
  Exercise of stock options                                                3,000            95,000
                                                                    ------------      ------------
  Net cash (used in) investing activities                               (290,000)          (37,000)
                                                                    ------------      ------------

Cash flows from financing activities:
  Proceeds from/(repayment on) long-term debt
    and notes payable                                                    662,000          (144,000)
  Repayment of related party notes payable                               (75,000)          (50,000)
                                                                    ------------      ------------

  Net cash provided by (used in) financing activities                    587,000          (194,000)
                                                                    ------------      ------------

Net (decrease) in cash and cash investments                             (333,000)          (29,000)

Cash and cash investments, beginning of period                         2,075,000         1,250,000
                                                                    ------------      ------------

Cash and cash investments, end of period                            $  1,742,000      $  1,221,000
                                                                    ============      ============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest                                                        $     73,000      $    105,000
                                                                    ============      ============

    Income taxes                                                    $    935,000      $          0
                                                                    ============      ============


        See Notes to Consolidated Financial Statements

AEROSONIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 1998


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1998.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 1998, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of April 30, 1998, the company has a remaining liability of approximately $109,000 recorded in Other accrued expenses to cover future environmental expenditures related to the remediation of this site. Before approval of the plan, the FDEP may require further assessment and testing. Company management believes that any additional liability in excess of amounts accrued at April 30, 1998 will not have a material affect on the financial condition of the company.

NOTE C -  WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS OUTSTANDING
---------------------------------------------------------------------------
COMPUTATIONS OF EARNINGS PER SHARE
----------------------------------
                                                     For the three months ended
                                                     April 30,        April 30,
                                                       1998              1997
                                                       ----              ----



  Basic weighted average common shares outstanding    3,938,000        3,858,000

  Weighted average common stock equivalents               1,000                0
                                                    -----------    -------------
  Shares used in diluted earnings per share
    calculation                                       3,939,000        3,858,000
                                                    ===========    =============

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended April 30, 1998 were $5,328,000 as compared to $5,327,000 for the same period in the preceding year. Net sales for the Clearwater and Kansas Instrument Divisions for the quarter ended April 30, 1998 totaled $3,091,000, which represents a $18,000 decrease from the same period in the prior year. The Avionics Specialties Division sales for the quarter ended April 30, 1998 were $2,237,000, a $19,000 increase over the same period in the prior fiscal year.

Gross profit as a percentage of net sales improved to 38% in the three months ended April 30, 1998 as compared to 35% for the respective period in the prior fiscal year. The improvement is largely attributed to Company Management's continued focus of its sales efforts toward its most highly profitable product lines. Company Management continues its strategy of pursuing long term agreements with its major customers and continues to focus on the worldwide market to enhance revenues and profitability, while de-emphasizing, and in some areas, discontinuing sales of lower margin products.

Selling, General and Administrative expenses increased in the three months ended April 30, 1998 due primarily to increased research and development expenditures related to specific programs targeted to begin production in the third quarter of FY'99. Employee stock bonuses accounted for a large portion of the balance of the increase from the prior year.

Interest expense totaled $53,000 for the three months ended April 30, 1998 versus $81,000 during the same period in the preceding year. The decrease is due primarily to the reduction in borrowings, and a renegotiation of interest rates on its existing credit facilities.

For the first quarter ended April 30, 1998 the Company recorded net income of $283,000, or $.07 per share. Earnings for the first quarter reflect an increase from the same period in the prior year of $5,000.

Working capital increased to $11,946,000 during the three months ended April 30, 1998 versus $11,156,000 at January 31, 1998, and the Company's current ratio approximated 5.4:1, which is an increase from the current ratio from last reporting period of 5.1:1.

Significant sources of cash during the first three months consisted of funds generated from operations and short term borrowings. Significant uses of cash included a $935,000 payment of federal and state income tax liabilities, which included all of FY'98 and the first quarter of FY'99. Net changes in current assets and liabilities, the purchase of property and equipment and repayment of long term debt and notes payable, related comprised the majority of other uses of cash. Company management anticipates that cash flow from operations, existing cash balances and the availability under the line of credit will be sufficient to fund future growth.

The Company's management has evaluated the Year 2000 impact on the Company's internal financial and operational systems. The Company has undertaken remedial measures based upon this evaluation. The Company anticipates that any changes, if necessary, to its information systems to make them Year 2000 compliant will be completed by January 31, 1999. The company does not expect that the Year 2000 will cause operational problems or result in the company incurring costs material to the company's financial condition or results of operations.

PART II.        OTHER INFORMATION

AEROSONIC CORPORATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                     27     Financial Data Schedule

                (b)  Reports on Form 8-K

                     The Company did not file any report on Form 8-K during the three months ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 AEROSONIC CORPORATION
                                           -------------------------------------
                                                      (Registrant)




Date:     June 15, 1998
        ----------------                   /s/ J. Mervyn Nabors
                                           -------------------------------------
                                           J. Mervyn Nabors,
                                           President and Chief Executive Officer