Form 10-Q
period 1998-07-31
AEROSONIC CORP /DE/
filed 1998-09-21
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED     July 31, 1998    COMMISSION FILE NO.     0-4988
                      -------------                            ------

                              AEROSONIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      74-1668471
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

                                 (727) 461-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

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

Common Stock, par value $.40 per share, 3,986,262 number of shares as of July 31, 1998.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                                    Page No.
                                                                                    --------

PART 1.  FINANCIAL INFORMATION
------------------------------


Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets -                                          3
                       July 31, 1998 and January 31, 1998

                Consolidated Statements of Income -                                    4
                      Three and six months ended July 31, 1998 and 1997

                Consolidated Statements of Cash Flows -                                5
                      Six months ended July 31, 1998 and 1997

                Notes to Consolidated Financial Statements -                           6
                      July 31, 1998

Item 2.      Management's Discussion and Analysis of                                   7
                      Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                         8


SIGNATURES                                                                             9
----------

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
  Consolidated Balance Sheets

                                                                                              July 31,             January 31,
                                                                                        ---------------------   -------------------
                                                                                                1998
                                                                                        ---------------------
                                                                                            (unaudited)                1998
                                                                                        ---------------------   -------------------
ASSETS

Current assets:
     Cash and cash investments                                                        $            1,831,000  $          2,075,000
     Receivables                                                                                   4,321,000             3,348,000
     Inventories                                                                                   8,075,000             8,057,000
     Costs and estimated earnings in excess of billings on uncompleted
       contract                                                                                       48,000                48,000
     Prepaid expenses                                                                                517,000                36,000
     Deferred income tax benefit                                                                     639,000               314,000
                                                                                        ---------------------   -------------------


          Total current assets                                                                    15,431,000            13,878,000

Property, plant and equipment, net                                                                 4,247,000             4,369,000
Other assets                                                                                         137,000                68,000
                                                                                        ---------------------   -------------------

                                                                                      $           19,815,000  $         18,315,000
                                                                                        =====================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable                         $            1,350,000  $            196,000
     Accounts payable, trade                                                                         608,000               409,000
     Compensation and benefits                                                                       547,000               619,000
     Income taxes payable                                                                             72,000               836,000
     Other accrued expenses                                                                          688,000               662,000
                                                                                        ---------------------   -------------------


          Total current liabilities                                                                3,265,000             2,722,000

Long-term debt, less current installments                                                          3,199,000             3,376,000
Note payable, related party                                                                           75,000               225,000
Deferred income taxes                                                                                491,000               214,000
                                                                                        ---------------------   -------------------


          Total liabilities                                                                        7,030,000             6,537,000
                                                                                        ---------------------   -------------------

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                                                       1,595,000             1,595,000
     Additional paid-in capital                                                                    4,283,000             3,684,000
     Retained earnings                                                                             6,969,000             6,631,000
     Less treasury stock, 76,393 shares at 1/31/98
         and 35,159 shares at 7/31/98                                                                (62,000)             (132,000)
                                                                                        ---------------------   -------------------


          Total shareholders' equity                                                              12,785,000            11,778,000
                                                                                        ---------------------   -------------------

                                                                                      $           19,815,000  $         18,315,000
                                                                                        =====================   ===================

      Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at this date.

      See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Income (Unaudited)

                                                               Three Months Ended                    Six Months Ended
                                                                    July 31,                              July 31,
                                                       -----------------------------        -------------------------------
                                                            1998           1997                 1998               1997
                                                       -------------  --------------        -------------      ------------
Net sales                                               $ 4,888,000      $ 4,893,000        $ 10,216,000       $ 10,220,000

Cost of goods sold                                        3,065,000        3,178,000           6,360,000          6,643,000
                                                       ------------   --------------        ------------       ------------
           Gross Profit                                   1,823,000        1,715,000           3,856,000          3,577,000

Selling, general and administrative
  expenses                                                1,698,591        1,325,000           3,260,000          2,685,000
                                                       ------------   --------------        ------------       ------------

           Operating Income                                 124,409          390,000             596,000            892,000
                                                       ------------   --------------        ------------       ------------

Other (income) deductions:
  Interest expense, net                                      51,000           67,000             104,000            148,000
  Other, net                                                (13,000)           7,000             (37,000)             3,000
                                                       ------------   --------------        ------------       ------------
                                                             38,000           74,000              67,000            151,000
                                                       ------------   --------------        ------------       ------------

Income from continuing operations
  before income taxes                                        87,000          316,000             529,000            741,000

Income tax expense                                           32,000          110,000             191,000            257,000
                                                       ------------   --------------        ------------       ------------

           Net Income                                   $    55,000      $   206,000        $    338,000       $    484,000
                                                       ============   ==============        ============       ============

                                                        $      0.01      $      0.05        $       0.09       $       0.12
                                                       ============   ==============        ============       ============
Earnings per share:
Basic weighted average shares outstanding                 3,946,000        3,891,000           3,942,000          3,891,000
                                                       ============   ==============        ============       ============

Diluted weighted average shares outstanding             $ 3,946,000        3,891,000           3,943,000          3,891,000
                                                       ============   ==============        ============       ============


        See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Six Months Ended
                                                                                      July 31
                                                                        -------------------------------------
                                                                              1998                1997
                                                                        -----------------    ----------------
Cash flows from operating activities:
     Net income                                                       $          338,000   $         484,000
     Adjustment to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                        306,000             270,000
            Stock compensation                                                   289,000
            Change in deferred income taxes                                       44,000            (138,000)
            Change in current assets & liabilities                            (1,815,000)           (358,000)
                                                                       -----------------    ----------------

     Net cash provided by (used in) operating activities                        (838,000)            258,000
                                                                       -----------------    ----------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                  (167,000)           (221,000)
     Proceeds from sale of equipment                                                   0                   0
     Changes in other assets                                                     (69,000)             64,000
     Exercise of stock options                                                     3,000             137,000
                                                                       -----------------    ----------------

     Net cash provided by (used in)  investing activities                       (233,000)            (20,000)
                                                                       -----------------    ----------------


Cash flows from financing activities:
     Proceeds from/(repayment on )  long-term debt
                                               and notes payable                 977,000             (81,000)
     Repayment of related party notes payable                                   (150,000)           (150,000)
                                                                       -----------------    ----------------

     Net cash provided by (used in)  financing activities                        827,000            (231,000)
                                                                       -----------------    ----------------

Net  increase (decrease)  in cash and cash investments                          (244,000)              7,000

Cash and cash investments, beginning of period                                 2,075,000           1,250,000
                                                                       -----------------    ----------------

Cash and cash investments, end of period                              $        1,831,000   $       1,257,000
                                                                       =================    ================

Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                     $          124,000   $         157,000
                                                                       =================    ================

         Income taxes                                                 $        1,099,000   $               0
                                                                       =================    ================

            See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 1998

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1998.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 1998, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997, the company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of July 31, 1998, the company has a remaining liability of approximately $99,200 recorded in Other accrued expenses to cover future environmental expenditures related to the remediation of this site. Before approval of the plan, the FDEP may require further assessment and testing. Company management believes that any additional liability in excess of amounts accrued at July 31, 1998 will not have a material affect on the financial condition of the company.

NOTE C - WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS OUTSTANDING
--------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
---------------------------------

                                                          For the three months ended      For the six months ended
                                                            July 31,      July 31,          July 31,      July 31,
                                                              1998          1997             1998           1997
                                                              ----          ----             ----           ----
Basic weighted average common
  shares outstanding                                      3,946,000       3,891,000        3,942,000     3,891,000
Weighted average common equivalents                               0               0            1,000             0
                                                     --------------    ------------      -----------   -----------
Shares used in diluted EPS calculation                    3,946,000       3,891,000        3,943,000     3,891,000

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended July 31, 1998 remained relatively stable at $4,888,000 as compared to $4,893,000 for the same period in the preceding year. Net sales for the nine months ended July 31, 1998 also remained relatively stable at $10,216,000 as compared to $10,220,000 for the same period last year.

Net sales for the Clearwater and Kansas Instrument Divisions for the quarter ended July 31, 1998 totaled $2,615,000 which represents a $82,000 or 3% decrease from the same period in the prior year. Sales for Avionics Specialties for the quarter ended July 31, 1998 were $2,273,000, a $77,000 or 4% decrease over the same period in the prior fiscal year.

Gross profit as a percentage of net sales improved to 37% in the second quarter of FY1999 versus 35% during the same period in the prior year. During the six months ended July 31, 1998 gross profit as a percentage of net sales improved to 38% versus 35% during the same period in the prior year. The improvement is the result of management's continued focus on improving its manufacturing processes and focus of its sales efforts toward its most highly profitable product lines.

Selling, General and Administrative expenses increased during both the second quarter and six months ended July 31, 1998 due primarily to increased research and development expenditures. These increased R&D expenditures were part of the Company's business plan and related to the development of new programs including the new Precision Components Division as well as three new military programs and the new line of two-inch instrumentation.

Interest expense totaled $51,000 for the three months ended July 31, 1998 versus $67,000 during the same period in the preceding year. The decrease is due primarily to a renegotiation of interest rates on its existing credit facilities.

For the second quarter ended July 31, 1998 the Company recorded a net profit of $55,000, or $0.01 per share. Through the six months ended July 31, 1998, the company recorded a net profit of $338,000, or $0.09 per share.

Working capital increased to $12,166,000 during the six months ended July 31, 1998 and the Company's current ratio approximated 4.73:1. Significant sources of cash during the first six months included funds generated from operating activities and borrowings under the Company's line of credit arrangement. Significant uses of cash included a $1,099,000 payment of federal and state income tax liabilities, which included all of FY'98 and the first six months of FY'99. Net changes in current assets and liabilities, the purchase of property and equipment and repayment of long-term debt and notes payable, related comprised the majority of other uses of cash. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

PART II.        OTHER INFORMATION

AEROSONIC CORPORATION

    Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                         (a) Exhibits

                              None

                         (b) Reports on form 8-K

                             The company did not file any report on form 8-K during the three months ended July 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     AEROSONIC CORPORATION
                                                    ----------------------
                                                          (Registrant)




Date:       September 21, 1998                      /s/ Eric J. McCracken
         ----------------------                     -------------------------
                                                    Eric J. McCracken
                                                    Executive Vice President
                                                    and Chief Financial Officer