Form 10-Q
period 1998-10-31
AEROSONIC CORP /DE/
filed 1998-12-15
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED    October 31, 1998    COMMISSION FILE NO.     0-4988
                     ----------------                            ------

                              AEROSONIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  74-1668471
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

1212 No. Hercules Avenue, Clearwater, Florida              33765
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

                               YES   X      NO ___
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.40 per share, 3,986,262 number of shares as of October 31, 1998.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                                                    Page No.
                                                                                                    --------

PART 1.  FINANCIAL INFORMATION
------   ---------------------

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets -                                                               3
              October 31, 1998 and January 31, 1998

            Consolidated Statements of Income -                                                         4
              Three and nine months ended October 31, 1998 and 1997

            Consolidated Statements of Cash Flows -                                                     5
              Nine months ended October 31, 1998 and 1997

            Notes to Consolidated Financial Statements -                                                6
              October 31, 1998

Item 2.     Management's Discussion and Analysis of                                                   7 - 9
              Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
-------   -----------------

Item 6.     Exhibits and Reports on Form 8-K                                                           10

SIGNATURES                                                                                             11
----------

                                       2

PART 1.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Consolidated Balance Sheets

                                                                                         October 31,
                                                                                             1998                January 31
                                                                                         (unaudited)                1998
                                                                                     ---------------------   -------------------
ASSETS

Current assets:
     Cash and cash investments                                                          $    1,815,000          $   2,075,000
     Accounts receivable                                                                     4,214,000              3,348,000
     Inventory                                                                               8,365,000              8,057,000
     Costs and estimated earnings in excess of billings on uncompleted
       contract                                                                                 48,000                 48,000
     Prepaid expenses                                                                          495,000                 36,000
     Deferred income tax benefit                                                               639,000                314,000
                                                                                        --------------         --------------

        Total current assets                                                                15,576,000             13,878,000

Property, plant and equipment, net                                                           4,560,000              4,369,000
Other assets                                                                                   134,000                 68,000
                                                                                        --------------         --------------

                                                                                        $   20,270,000          $  18,315,000
                                                                                        ==============         ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable                           $   1,532,000           $    196,000
     Accounts payable, trade                                                                  925,000                409,000
     Compensation and benefits                                                                546,000                619,000
     Income taxes payable                                                                      72,000                836,000
     Other accrued expenses                                                                   755,000                662,000
                                                                                        -------------          -------------

        Total current liabilities                                                           3,830,000              2,722,000

Long-term debt, less current installments                                                   3,128,000              3,376,000
Note payable, related party                                                                         0                225,000
Deferred income taxes                                                                         491,000                214,000
                                                                                        -------------          -------------

        Total liabilities                                                                   7,449,000              6,537,000
                                                                                        -------------          -------------

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                                                1,595,000              1,595,000
     Additional paid-in capital                                                             4,322,000              3,684,000
     Retained earnings                                                                      7,021,000              6,631,000
     Less treasury stock, 76,393 shares at 1/31/98
         and 37,159 shares at 10/31/98                                                       (117,000)              (132,000)
                                                                                        -------------          -------------

        Total shareholders' equity                                                         12,821,000             11,778,000
                                                                                        -------------          -------------

                                                                                        $  20,270,000          $  18,315,000
                                                                                        =============          =============

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at this date.

See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Income (Unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                                      October 31                               October 31
                                                         -----------------------------------       --------------------------------
                                                              1998                 1997                1998                1997
                                                         --------------       --------------       -------------       ------------
Net sales                                                $   4,748,000        $   4,240,000        $  14,964,000       $ 14,460,000

Cost of goods sold                                           2,842,000            2,617,000            9,202,000          9,260,000
                                                         -------------        -------------        -------------       ------------
           Gross Profit                                      1,906,000            1,623,000            5,762,000          5,200,000

Selling, general and administrative
  expenses                                                   1,729,000            1,359,000            4,989,000          4,044,000
                                                         -------------        -------------        -------------       ------------

           Operating Income                                    177,000              264,000              773,000          1,156,000
                                                         -------------        -------------        -------------       ------------

Other (income) deductions:
  Interest expense, net                                         69,000               47,000              173,000            195,000
  Other, net                                                    27,000             (151,000)             (10,000)          (148,000)
                                                         -------------        -------------        -------------       ------------
                                                                96,000             (104,000)             163,000             47,000
                                                         -------------        -------------        -------------       ------------


Income before income taxes                                      81,000              368,000              610,000          1,109,000

Income tax expense                                              30,000              140,000              221,000            397,000
                                                         -------------        -------------        -------------       ------------

            Net Income                                   $      51,000        $     228,000        $     389,000       $    712,000
                                                         =============        =============        =============       ============

Earnings per share:                                      $        0.01        $        0.06        $        0.10       $       0.18
                                                         =============        =============        =============       ============

Basic weighted average shares outstanding                    3,945,000            3,909,000            3,942,000          3,909,000
                                                         =============        =============        =============       ============

Diluted weighted average shares outstanding              $   3,945,000            3,909,000            3,943,000          3,909,000
                                                         =============        =============        =============       ============

See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Cash Flows (Unaudited)

                                                                                 Nine Months Ended
                                                                                     October 31
                                                                        -------------------------------------
                                                                              1998                1997
                                                                        -----------------    ----------------
Cash flows from operating activities:

  Net income                                                            $        389,000     $       712,000
  Adjustment to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                              470,000             413,000
      Stock compensation                                                         415,000                   0
      Change in deferred income taxes                                            (48,000)           (138,000)
      Change in current assets & liabilities                                  (1,630,000)           (685,000)
                                                                        -----------------    ----------------

  Net cash provided by (used in) operating activities                           (404,000)            302,000
                                                                        -----------------    ----------------

Cash flows from investing activities:

  Purchase of property, plant and equipment                                     (656,000)           (369,000)
  Changes in other assets                                                        (66,000)            100,000
  Exercise of stock options                                                        3,000             173,000
                                                                        -----------------    ----------------

  Net cash provided by (used in)  investing activities                          (719,000)            (96,000)
                                                                        -----------------    ----------------

Cash flows from financing activities:

  Proceeds from/(repayment on) long-term debt
            and notes payable                                                  1,088,000            (140,000)
  Repayment of related party notes payable                                      (225,000)           (200,000)
                                                                        -----------------    ----------------

  Net cash provided by (used in)  financing activities                           863,000            (340,000)
                                                                        -----------------    ----------------

Net (decrease) in cash and cash investments                                     (260,000)           (134,000)

Cash and cash investments, beginning of period                                 2,075,000           1,250,000
                                                                        -----------------    ----------------

Cash and cash investments, end of period                                $      1,815,000     $     1,116,000
                                                                        =================    ================

  Cash paid for:
    Interest                                                            $        249,000     $       230,000
                                                                        =================    ================

    Income taxes                                                        $      1,099,000     $         1,000
                                                                        =================    ================

See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 1998

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ended January 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1998.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 1998, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997, the company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of October 31, 1998, the company has a remaining liability of approximately $59,000 recorded in Other accrued expenses to cover future environmental expenditures related to the remediation of this site. Before approval of the plan, the FDEP may require further assessment and testing. Company management believes that any additional liability in excess of amounts accrued at October 31, 1998 will not have a material affect on the financial condition of the company.

NOTE C - WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS OUTSTANDING
--------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
---------------------------------

                                                 For the three months ended       For the nine months ended
                                                 October 31,     October 31,      October 31,    October 31,
                                                    1998            1997             1998           1997
                                                    ----            ----             ----           ----
Basic weighted average common
  shares outstanding                              3,945,000        3,909,000         3,942,000     3,909,000
Weighted average common equivalents                       0                0             1,000             0
                                                 ----------       ----------        ----------    ----------
Shares used in diluted EPS calculation            3,945,000        3,909,000         3,943,000     3,909,000

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended October 31, 1998 increased by 12% to $4,748,000 as compared to $4,240,000 for the same period in the preceding year. Net sales for the nine months ended October 31, 1998 increased by 3% to $14,964,000 as compared to $14,460,000 for the same period last year.

Net sales for the Clearwater and Kansas Instrument Divisions for the quarter ended October 31, 1998 totaled $2,431,000 which represents a $106,000 or 5% increase from the same period in the prior year. Sales for Avionics Specialties for the quarter ended October 31, 1998 were $2,317,000, a $402,000 or 21% increase over the same period in the prior fiscal year.

Gross profit as a percentage of net sales improved to 40% in the third quarter of FY1999 versus 38% during the same period in the prior year. During the nine months ended October 31, 1998 gross profit as a percentage of net sales improved to 39% versus 36% during the same period in the prior year. The improvement is the result of management's continued focus on improving its manufacturing processes and focus of its sales efforts toward its most highly profitable product lines.

Selling, General and Administrative expenses increased during both the third quarter and nine months ended October 31, 1998 due primarily to increased research and development expenditures. These increased R&D expenditures were part of the Company's business plan and related to the continued development of new programs including the new Precision Components Division as well as several new programs under development at Avionics Specialties, Inc. and the new line of two-inch instrumentation.

Interest expense totaled $69,000 for the three months ended October 31, 1998 versus $47,000 during the same period in the preceding year. The increase is due primarily to increased long-term borrowings related to the startup of the new Precision Components Division. For the third quarter ended October 31, 1998 the Company recorded a net profit of $51,000, or $0.01 per share. Through the nine months ended October 31, 1998, the company recorded a net profit of $389,000, or $0.10 per share.

Working capital increased to $11,746,000 during the nine months ended October 31, 1998 and the Company's current ratio approximated 4.07:1. Significant sources of cash during the first nine months included funds generated from operating activities and borrowings under the Company's credit facilities. Significant uses of cash included a $1,099,000 payment of federal and state income tax liabilities, which included all of FY'98 and the first nine months of FY'99. The purchase of property and equipment and repayment of related party notes payable comprised the majority of other uses of cash. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

YEAR 2000 UPDATE

General
-------

Aerosonic Corporation's company-wide Year 2000 Project (Project) is proceeding on schedule. The Project is addressing the issue of computer programs being able to distinguish between the year 1900 and the year 2000. Since 1995, the Company has purchased and utilized generic software programs supplied by vendors for its accounting, manufacturing and payroll functions. Embedded in the cost of these computer programs from the various vendors, were free software upgrades to include Year 2000 capabilities.

Project
-------

Aerosonic's Project is divided into three major sections; software embedded in products sold to customers, infrastructure (applications software and associated hardware) and key vendor certifications.

Software developed for use in various product lines has been upgraded to accommodate the Year 2000 issue. Production deliveries have commenced on products with the upgraded software. Therefore, Company Management believes that the Year 2000 issue will not have a material impact on product sales.

Software programs utilized by the Company in its Manufacturing, Accounting and Payroll functions were all purchased by third-party vendors and included upgrades for, among other things, the Year 2000 issue. As of October 31, 1998, all upgrades provided by software vendors, which include compliance with the Year 2000 issue, have been installed and are undergoing testing to ensure compliance with the Year 2000 issue. Management expects to complete the testing of all upgraded software by January 31, 1999.

In May 1998, questionnaires requiring vendor certifications were sent to all key vendors. These certifications address issues primarily related to the Vendors' ability to provide uninterrupted service or product flow to the Company into the new millennium. As of October 31, 1998, approximately 63% of all vendors questioned completed the questionnaire and certified that they are either in compliance or will be in compliance prior to the year 2000.

Costs
-----

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. Arrangements with all software vendors included free upgrades on an ongoing basis, to include upgrades for the Year 2000 issue. Incidental costs such as clerical labor to perform testing of upgraded software, postage and clerical labor to administer the vendor questionnaires as well management level review of the results are not expected to materially impact the financial position of the Company.

Risks
-----

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


FORWARD LOOKING STATEMENTS

This document contains statements that constitute "forward-looking " statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. "Forward-looking" statements contained in this document include the intent, belief or current expectations of the Company and its senior management team with respect to the future prospects of the Company's operations, and belief concerning profits from future operations and the Company's overall future business prospects, as well as the assumptions upon which such statements are based. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this document include, but are not limited to, adverse developments with respect to the operations of the Company's business units, failure to meet operating objectives or to execute the business plan, and the failure to reach revenue or profit projections. The Company undertakes no obligation to update or revise the forward-looking statements contained in this document to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART II.  OTHER INFORMATION

AEROSONIC CORPORATION

    Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits

                    None

                (b) Reports on form 8-K

                    The company did not file any report on form 8-K during the three months ended October 31, 1998.

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


                                                 AEROSONIC CORPORATION
                                                 ---------------------
                                                      (Registrant)




Date:  December 14, 1998
                                                 /s/ Eric J. McCracken
                                                 ---------------------------
                                                 Eric J. McCracken
                                                 Executive Vice President
                                                 and Chief Financial Officer