Form 10-K
period 1999-01-31
AEROSONIC CORP /DE/
filed 1999-05-17
CIK 109471

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                               ------------------

    For the Fiscal Year Ended January 31, 1999 Commission File Number 0-4988

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

         Registrant's telephone no., including area code: (727) 461-3000

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

                               Yes [X]         No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of April 27, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $38,576,721

As of April 27, 1999, the issuer had 3,943,603 shares of Common Stock outstanding, net of treasury shares.

--------------------------------------------------------------------------------

                       Documents Incorporated by Reference

               Document                               Part of 10K
               --------                               -----------
    Proxy Statement for the 1999            Part II, Items 10, 11, 12 and 13
   Annual Meeting of Stockholders

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

Item l.  Business.
         --------

Aerosonic Corporation ("the Company") is principally engaged in one business segment: the manufacture of aircraft instruments ("Instruments"). Prior to June 1996, the Company was engaged in a second business segment: the manufacture of ordnance products ("Ordnance") which consisted of military products as well as commercial truck and automotive parts. The sale of this segment is described in
Note 10 to the Consolidated Financial Statements and, accordingly, has been presented as discontinued operations. In August 1998, the Company formed a new segment entitled Precision Components, to perform precision high volume machining of mechanical components, which was not significant to operations in fiscal year 1999.

The Company was incorporated under the laws of Delaware in l969, and in l970 merged with a Florida company (formerly known as "Aerosonic Corporation"). As used herein, unless the context requires otherwise, "Aerosonic" or the "Company" includes Aerosonic Corporation and its operating subsidiary, Avionics Specialties, Inc.

The aircraft instrument segment consists of three operating divisions: The Clearwater, Florida Instrumentation Division ("Clearwater Instruments"), the Aerosonic Wichita, Kansas Instrumentation Division and Avionics Specialties, Inc. ("Avionics"), a Virginia Corporation wholly owned by Aerosonic Corporation. Clearwater Instruments was started in 1953 and primarily manufactures Altimeters, Airspeed Indicators, Rate of Climb Indicators, Microprocessor Controlled Air Data Test Sets, and a variety of other flight instrumentation. Avionics was a division of Teledyne Industries, Inc. prior to its acquisition by Aerosonic Corporation in January 1993. Avionics maintains four major product lines in the aircraft instrument segment: 1) Angle of Attack ("AOA")/Stall Warning Systems; 2) Inertial-Lead Vertical Speed Indicator ("IVSI"); 3) Power Analyzer and Recorder ("PAR") System (a turbine engine monitoring system) and 4) Vibration Monitoring and Analysis. For a description of the general development of these businesses, see the narrative below.

               PRODUCTS, SERVICES AND RECENT BUSINESS DEVELOPMENTS

Products and Distribution

The Company's products are sold to the U.S. military services and to manufacturers of commercial and private aircraft, both domestic and foreign. Commercial sales increased to $14,848,000 from $12,790,000 in the prior fiscal year. Sales to the U.S. military have decreased to $4,822,000 during the current fiscal year from $6,536,000 in the prior fiscal year. For the year ended January 31, l999, approximately 76% of the Company's total sales were to the private sector and the remaining 24% to the military services.

Most of the Company's instrument sales are made directly through Company employees to original equipment manufacturers or to the military, with the Company's remaining sales being made through other distributors (who resell to aircraft operators).

The products manufactured by the Company, together with the approximate percentage of total sales contributed by each such product for the years ended January 31, l999, 1998 and 1997 are as follows:

                                                         1999               1998               1997
AOA/Stall Warning Systems                                 35%                33%               38%
Other Aircraft Instruments                                22%                19%               13%
Repairs                                                   15%                14%               13%
Altimeters                                                15%                14%               10%
Air Speed Indicators                                       8%                14%               11%
Spare Parts                                                4%                6%                10%
Precision Components                                       1%                0%                 0%
Ordnance -  Commercial                                     0%                0%                 2%
Ordnance - Military                                        0%                0%                 3%
                                                     -----------       -----------        ----------
                                                         100%              100%               100%
                                                     ===========       ===========        ==========

The aggregate amount of foreign sales were $3,917,000, $2,470,000 and $6,208,000 for the years ended January 31, 1999, 1998 and 1997, respectively. Domestic sales of the Company's products are made to many different commercial (non-government) customers. During fiscal year l999, Raytheon aircraft was the only commercial customer representing over 10% of total revenues at $2,271,000, or 11% of total.

Backlog

The Company's sales order backlog as of January 3l, l999 was $19,346,000, as compared to $19,273,000 in the previous fiscal year. The Instrument backlog includes $8,896,000, which is related to Avionics, and $10,450,000, which is related to Clearwater Instruments. Management estimates that approximately 81% of the total backlog, or $15,590,000, can reasonably be expected to be filled during the current fiscal year.

U.S. Government contracts are subject to termination at the election of the Government and contain specific procedures for equitable settlement in the event of termination. It is not possible to predict whether, or to what extent, the present backlog may be reduced or postponed in the event of reductions or changes in U.S. Government programs. Some U.S. Government contracts contain fixed price options for future performance and are subject to exercise by the Government within specified time periods. These options are not included in the Company's contractual backlog. The U.S. Government represents approximately 17% of the Company's backlog at January 31, 1999.

Employees

As of the year ended January 3l, l999, the Company employed approximately 263 employees in its business operations. This consisted of 153 Clearwater Instrument employees, 9 Kansas Instrument employees and 101 Avionics employees. The Company's employees are not represented by labor unions. Management regards its relations with its employees to be good.

Research and Development

The Company expended approximately $630,000 and $443,000 in research and development costs for potential new products and enhancements during the years ended January 31, 1999 and 1998. There are approximately nineteen engineers at Aerosonic and Avionics, on a full- or part-time basis, involved in these activities. Research and development activities for fiscal year 1999 included the development of active matrix multifunction displays to allow the Company to compete for a greater portion of the cockpit panel space. Additionally, the Company has developed higher reliability transducer and servo driven instruments. Incorporating this new technology into the Company's traditional product line is expected to increase product reliability, while at the same time reduce production costs associated with assembly. Market acceptance has been exceptionally strong for both the active matrix multi-function displays and the new generation of traditional instrumentation.

Research and development activities at Avionics Specialties during fiscal year 1999 concentrated on "next generation" integrated systems for use in aircraft. In the Angle of Attack and Stall Warning products this has resulted in the installation of networked Sensors and Indicators communicating over a digital bus. Development of the new Air Data Transmitter has continued to advance with the preliminary work being done to integrate the Air Data Transducers and electronics into the basic transmitter that was delivered during the past year. This cooperative project with Honeywell Incorporated has resulted in its selection for use on the new Korean KTX aircraft; the F-16 Block 60 upgrade program; and the first commercial win on the new Fairchild/Dornier 728 regional passenger jet. The major effort however has been focused on the development of the Engine and Vibration Monitoring System (EVMS) intended as a Health and Usage Monitoring system for use on both rotary and fixed wing aircraft. The EVMS is a modular design that can be functionally expanded on the aircraft by the addition of new components in the future. This system also uses a networked architecture to provide this modularity. The ability of the various modules to share and combine data from sensors will result in a lower overall system cost for a given capability. First installation for all of these development projects is expected within the next year.

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

Item 2.  Properties.
         ----------

The following sets forth the locations and general characteristics of the Company's principal plants:

                                                     Approximate No. Square Feet
          Location                                   of  Factory and Office Area
          --------                                   ---------------------------

         Clearwater, Florida                                   90,000
         Wichita, Kansas                                        7,500
         Charlottesville, Virginia                             53,000

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

The Company sold its Newport, Arkansas manufacturing operation during fiscal 1995. The land and building are still owned by Aerosonic and leased to the purchaser under a five-year lease agreement with a purchase option.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         ----------------------------------------------------------------
         Matters.
         -------

The Company's Common Stock is traded on the American Stock Exchange under the symbol "AIM". The range of high and low bid quotations as reported by the American Stock Exchange for each of the quarters of the fiscal years ended January 3l, l999 and January 3l, l998 is as follows:

Fiscal Year Ended January 31, 1999
----------------------------------

   Quarter                         Bid                          Bid
-------------------------------------------------------------------------
      1             High          19-1/8          Low          14-7/8
-------------------------------------------------------------------------
      2             High          20-1/8          Low          17-1/4
-------------------------------------------------------------------------
      3             High          17-1/4          Low          6-1/2
-------------------------------------------------------------------------
      4             High          14-1/4          Low          10-1/4
-------------------------------------------------------------------------


Fiscal Year Ended January 31, 1998
----------------------------------

   Quarter                         Bid                          Bid
-------------------------------------------------------------------------
      1             High          10-3/8          Low          3-7/16
-------------------------------------------------------------------------
      2             High          13-5/8          Low          9-1/16
-------------------------------------------------------------------------
      3             High          12-5/8          Low          8-1/2
-------------------------------------------------------------------------
      4             High          15-1/4          Low         10-1/16
-------------------------------------------------------------------------


During those same periods, no cash dividends were paid. The payment of future dividends, if any, on the Company's common stock and the amount thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors.

As of April 28, l999, the Company's outstanding shares of common stock were owned by approximately 3,168 shareholders of record.

Item 6.  Selected Financial Data.
         -----------------------

The following selected financial data for the five years in the period ended January 31, 1999 have been derived from the Company's Consolidated Financial Statements.

                                                                Years Ended January 31,
                                                                -----------------------

                                         1999              1998            1997             1996             1995
                                   ---------------  ---------------- ---------------  ---------------  ---------------
Revenue                            $    19,670,000  $     19,326,000 $    20,232,000  $    17,360,000  $    19,417,000
                                   ===============  ================ ===============  ===============  ===============

Income (loss) from
  continuing operations            $       353,000  $      1,201,000 $     1,123,000  $    (1,293,000) $     1,712,000
                                   ===============  ================ ===============  ===============  ===============

Basic and diluted earnings (loss)
per share from
continuing operations              $          0.09  $           0.31 $          0.29  $         (0.34) $          0.45
                                   ===============  ================ ===============  ===============  ===============

Total assets                       $    20,417,000  $     18,315,000 $    17,215,000  $    17,851,000  $    18,293,000
                                   ===============  ================ ===============  ===============  ===============

Long-term obligations              $     3,396,000  $      3,572,000 $     2,444,000  $     2,814,000  $     2,880,000
                                   ===============  ================ ===============  ===============  ===============

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         Results of Operations.
         ---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

Discontinued Operations

During the fiscal years ended 1999 and 1998, the Company operated principally in one business segment, the Instrument Division. During the fiscal year ended 1997, the Company operated in two business segments i) the Ordnance Division and
ii) the Instrument Division.

In order to focus on its core business, the Company decided to discontinue the Ordnance Division and during May 1996, the Company sold substantially all of the assets of this segment. The $1,700,000 sale, consisting primarily of property and equipment, was paid in cash and resulted in a $41,000 gain.

For financial reporting purposes, the Company is accounting for the disposition of its Ordnance segment as a discontinued operation. Accordingly, the Company's Consolidated Statements of Income present the results of the Company's discontinued operations separately from the results of Company's continuing operations.

Results of Continuing Operations

Net sales for fiscal 1999 were $19,670,000 which represent a $344,000 or 2% increase from the prior year. The increase in sales during fiscal 1999 is attributable to the expansion of the Company's product line, increased sales of the AOA transmitter and the overall expansion in the aircraft marketplace inclusive of increased requirements for new production aircraft and modification of existing aircraft worldwide.

Net Sales for fiscal 1998 were $19,326,000 which represent a $906,000 or 4% decrease from the prior year. The net decrease in sales during fiscal 1998 is related to a temporary delay in new programs related to the OEM customer base. Certain product lines experienced a lag period where sales related to older aircraft were slowing down and new aircraft introductions were slowly coming on line. This downward trend was shortlived as the Company moved towards increased production on new aircraft applications.

Gross Margins

The Company's gross margin percentage remained stable at 39% during fiscal 1999 compared to the prior year. This is in keeping with management's efforts to minimize costs within the manufacturing and service processes of the Company. In addition, management has focused on expanding the profitable product lines.

During fiscal 1998, the Company's gross margin expanded to 39% from 35% in the prior year. This improvement reflects the changes implemented in that year to reduce costs in the manufacturing and service processes of the company and to focus its efforts towards the expansion of profitable product lines.

Selling General and Administrative Expenses

As a percentage of total sales, selling, general and administrative expenses increased to 35% during fiscal 1999 from 28% and 24% during fiscal years 1998 and 1997, respectively. These increases in fiscal years 1999 and 1998 stem from several areas, through increased R&D expenditures, expenses related to the start up of the new Precision Components Division in fiscal year 1999 and non-cash stock compensation related expenses. Additionally, during fiscal year 1999 the Company capitalized $364,000 of software development costs primarily related to the new Multi-Function Probe.

Provision for Settlement of Litigation

In connection with the Sensonics litigation previously described under Item 3. Legal Proceedings, the Company recorded provisions totaling $0, $0 and $225,000 during fiscal years 1999, 1998 and 1997, respectively.

Interest Expense

Interest expense for fiscal l999, net of interest income, totaled $252,000 compared to $232,000 in the prior year. The Company's short- and long-term borrowings increased by $1,739,000 to $5,536,000 at the end of fiscal 1999 compared to $3,797,000 at the end of fiscal 1998.

Interest expense for fiscal 1998, net of interest income, decreased $46,000 from fiscal 1997, due to reduced borrowings and a reduced interest rate on borrowings concurrent with a restructure of short-term debt to long term. Also, higher cash balances in short term investments generated additional interest income in fiscal year 1998. The Company's short- and long-term borrowings decreased by $452,000 to $3,797,000 at the end of fiscal 1998 compared to $4,249,000 at the end of fiscal 1997.

Income Tax Expense

Income tax expense decreased during fiscal 1999 to $228,000 as compared to income tax expense of $734,000 during fiscal 1998. The decrease was primarily due to decreases in pretax income. Income tax expense as a percent of income was approximately 39% in fiscal 1999, and 38% in fiscal 1998.

Income tax expense from continuing operations increased during fiscal 1998 to $734,000 as compared to income tax expense of $606,000 during fiscal 1997. The increase was primarily due to increases in pretax income. Income tax expense as percent of income from continuing operations was approximately 38% during fiscal 1998 and 35% during fiscal 1997.

Basic and Diluted Earnings Per Share

The Company recorded net income of $353,000, or $0.09 per share during fiscal 1999 as compared to net income of $1,201,000, or $0.31 per share in the preceding year.

Net Income from continuing operations (exclusive of the Ordnance Division) was $1,201,000 or $.31 per share during fiscal 1998 as compared to net income of $1,123,000, or $0.29 per share in fiscal 1997. Discontinued Ordnance operations generated a loss of $199,000 or ($0.05) during fiscal 1997.

Liquidity and Capital Resources

Management considers liquidity to be the Company's ability to generate adequate cash to meet its short- and long-term business needs. The principal internal source of such cash is the Company's operations, while external sources include borrowings under the Company's credit facilities.

Net cash used in operating activities during fiscal year l999 was $1,332,000 compared to net cash generated of $1,490,000 in the prior year. During fiscal year 1999, significant net cash used in operating activities resulted primarily from increases in accounts receivable and inventory. During fiscal year 1998, significant cash provided by operating activities resulted primarily from a net increase in income tax related accounts, noncash expending of depreciation and non-cash employee stock compensation offset by increases in inventory and reductions in accounts payable.

Net cash used in investing activities during fiscal 1999 was $648,000 compared to net cash used of $395,000 in the prior year. Capital expenditures during fiscal year 1999 of $648,000 primarily consisted of machinery and equipment used in the new Precision Components Division. These expenditures were funded by borrowings under the Company's revolving credit facility. Capital expenditures during fiscal year 1998 of $459,000 consisted primarily of machinery and equipment, which was funded by operations.

Net cash generated through financing activities during fiscal year 1999 was $1,623,000 compared to net cash used of $270,000 in the prior year. This was due primarily to advances against the Company's revolving credit facility.

The Company has a $1,500,000 revolving credit facility, which expired on April 30, 1999 and subsequently was extended to May 31, 1999 and bears interest at the trailing 90-day treasury index plus 2.75%. At January 31, 1999, there was approximately $250,000 available under this facility. The Company has a

$1,300,000 line of credit facility used to fund the startup costs related to the Precision Components Division, which expires in September 1999, and bears interest at 7.72%. At January 31, 1999, there was approximately $410,000 available under this facility.

The Company's current ratio was 3.55 to 1 at January 31, 1999 compared to 5 to 1 at January 31, 1998. In addition, working capital increased by $133,000 to $11,197,000 in fiscal year 1999. The increase primarily relates to increases in current assets slightly exceeding increases in short term borrowings and other current liabilities. However, approximately $600,000 in short-term borrowings were utilized to fund certain capital expenditures related to the Precision Components Division. At maturity, the short-term loan in the form of an equipment line of credit is expected to be restructured to long term debt and amortized over 10 years.

Funds necessary for future capital expenditures, notes payable and long-term debt payments and other cash flow needs in the ordinary course of business are expected to be funded primarily from current cash resources, internally generated funds and availability under the current borrowing arrangements.

Year 2000

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

Software programs utilized by the Company in its Manufacturing, Accounting and Payroll functions were all purchased by third-party vendors and included upgrades for, among other things, the Year 2000 issue. As of January 31, 1999, all upgrades provided by software vendors, which include compliance with the Year 2000 issue, have been installed and are undergoing testing to ensure compliance with the Year 2000 issue. Management expects to complete the testing of all upgraded software by October 31, 1999.

In May 1998, questionnaires requiring vendor certifications were sent to all key vendors. These certifications address issues primarily related to the vendors' ability to provide uninterrupted service or product flow to the Company into the new millennium. As of January 31, 1999, approximately 85% of all vendors questioned completed the questionnaire and certified that they are either in compliance or will be in compliance prior to the year 2000.

Costs
-----

The total costs associated with required modifications to become Year 2000 compliant have not been material to the Company's financial position to date. Additionally, anticipated costs to complete the Year 2000 project are not anticipated to be material to the Company's financial position. Arrangements with all software vendors include free upgrades on an ongoing basis, which include upgrades for the Year 2000 issue. Incidental costs such as clerical labor to perform testing of upgraded software, postage and clerical labor to administer the vendor questionnaires as well as management level review of the results are not expected to materially impact the financial position of the Company.

Risks
-----

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Aerosonic Corporation believes that the most reasonably likely worst case scenario would be business interruptions with trading partners due to problems inherent in their own systems. This problem is not anticipated to have a significant impact given that the Company trades with a high number of vendors and customers, thereby minimizing its exposure to any one trading partner.

Contingency plan
----------------

Aerosonic Corporation's contingency plan is scheduled to be completed by the middle of 1999. The contingency plan will include a team to be established to monitor all critical systems through significant date transitions and to promptly respond to any problems.

Acquisitions

Currently, the Company has no arrangements or understandings with respect to any acquisitions. However, the Company continues to monitor acquisition opportunities.

Accounting Standards

In 1998, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging, effective for fiscal years beginning after June 15, 1999. The new standard requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. Aerosonic Corporation does not use derivatives or other financial products for speculative purposes. The Company has not yet determined to what extent the standard will impact its financial statements.

Other Matters
-------------

Major emphasis is being devoted to continuing last year's effort of sales expansion. The areas of focus lie with the introduction of a wider array of products that incorporate both existing designs and new technology allowing the Company to compete for a larger portion of cockpit panel space. Additionally, these new designs incorporate technology that enables a higher degree of automation in the production process, thereby increasing production efficiencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Interest Rate Risk
------------------

The Company is exposed to changes in interest rates primarily as a result of its variable rate short-term and long-term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would not have a significant effect on the Company's net income in the next fiscal year. Additionally, due to the variable interest rate nature of the Company's long-term borrowings a 10% decrease in interest rates would not have a material effect on the fair value of the outstanding long term debt at January 31, 1999.

Item 8. Financial Statements and Supplementary Data.
        -------------------------------------------

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page 19 and are included in this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

Not applicable.

                                    PART III

Item l0.  Directors and Executive Officers.
          --------------------------------

Information concerning the Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 1999.


Item ll.  Executive Compensation.
          ----------------------

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 1999.

Item l2.  Security Ownership of Certain Beneficial Owners to Management.
          -------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 1999.

Item l3.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 1999.

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

(a) (1)             Financial Statements:

The following consolidated financial statements of the Company are included herein.

                                                                                 Page

Report of Independent Certified Public Accountants                                F-2

Consolidated Balance Sheets at January 31, 1999 and 1998                          F-3

Consolidated Statements of Income for the years ended
   January 31, 1999, 1998 and 1997                                                F-4

Consolidated Statements of Shareholders' Equity for the years
   ended January 31, 1999, 1998 and 1997                                          F-5

Consolidated Statements of Cash Flows for the years ended
   January 31, 1999, 1998 and 1997                                                F-6

Notes to Consolidated Financial Statements                                      F-7 - F-17

(a) (2)             Financial Statement Schedules:

All schedules have been omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's Consolidated Financial Statements, including the notes thereto.

(a) (3)             Exhibits:

None.

(b)                 Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 1999.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By: /s/ J. Mervyn Nabors                                      Date:  April 30 ,1999
    -----------------------------                                     -------------
    J. Mervyn Nabors, President
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ J. Mervyn Nabors
    -----------------------------
    J. Mervyn Nabors                                          Date:  April 30 ,1999
    President, Chief Executive Officer                               --------------
    and Chairman of the Board


    /s/ David A. Baldini
    -----------------------------
    David A. Baldini                                          Date:  April 30 ,1999
    Vice President and                                               --------------
    Vice Chairman of the Board


    /s/ Eric J. McCracken
    -----------------------------
    Eric J. McCracken                                         Date:  April 30 ,1999
    Executive Vice President,                                        --------------
    Chief Financial Officer and Director


    /s/ P. Mark Perkins
    -----------------------------
    P. Mark Perkins                                           Date:  April 30 ,1999
    Executive Vice President and Director                             --------------


    /s/ Carm Russo
    ------------------------------
    Carm Russo                                                Date:  April 30,1999
    Executive Vice President and Director                            -------------

    /s/ William C. Parker
    -----------------------------
    William C. Parker.                                        Date:  April 30 ,1999
    Director                                                         --------------


    /s/ Melissa Clark Daley
    -----------------------------
    Melissa Clark Daley                                       Date:  April 30 ,1999
    Director                                                         --------------

                      AEROSONIC CORPORATION AND SUBSIDIARY

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997



Index to Consolidated Financial Statements


                                                                                                              Pages

Report of Independent Certified Public Accountants                                                             F-2


Consolidated Financial Statements:

     Consolidated Balance Sheets - January 31, 1999 and 1998                                                   F-3

     Consolidated Statements of Income - Years ended January 31, 1999, 1998, and 1997                          F-4

     Consolidated Statements of Shareholders' Equity - Years ended January 31,
           1999, 1998, and 1997                                                                                F-5

     Consolidated Statements of Cash Flows - Years ended January 31, 1999, 1998 and 1997                       F-6

     Notes to Consolidated Financial Statements                                                              F-7 - F-17


Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Aerosonic Corporation Clearwater, Florida

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Aerosonic Corporation and its subsidiary (the Company) as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Tampa, Florida
April 26, 1999

Aerosonic Corporation and Subsidiary
Consolidated Balance Sheets
January 31, 1999 and 1998
                                      ASSETS                                                  1999              1998
Current assets:
     Cash and cash equivalents                                                        $     1,718,000   $     2,075,000
     Receivables                                                                            4,394,000         3,348,000
     Income tax receivable                                                                     13,000                 0
     Inventories                                                                            8,888,000         8,057,000
     Costs and estimated earnings in excess of billings on uncompleted contract
                                                                                                    0            48,000
     Prepaid expenses                                                                         161,000            36,000
     Deferred income taxes                                                                    391,000           314,000
                                                                                     ----------------  ----------------

          Total current assets                                                             15,565,000        13,878,000
                                                                                     ----------------  ----------------

Property, plant and equipment, net                                                          4,434,000         4,369,000
Other assets                                                                                  418,000            68,000
                                                                                     ----------------  ----------------

                                                                                            4,852,000         4,437,000
                                                                                     ----------------  ----------------
                                                                                      $    20,417,000   $    18,315,000
                                                                                     ================  ================
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturity of long-term debt and notes payable                              $       328,000   $       196,000
    Revolving credit facilities                                                             2,140,000                 0
    Accounts payable, trade                                                                   987,000           409,000
    Compensation and benefits                                                                 685,000           619,000
    Income taxes payable                                                                            0           836,000
    Other accrued expenses                                                                    228,000           662,000
                                                                                     ----------------  ----------------

       Total current liabilities                                                            4,368,000         2,722,000

Long-term debt and notes payable, net of current maturity                                   3,068,000         3,376,000
Note payable, related party                                                                         0           225,000
Deferred income taxes                                                                         231,000           214,000
                                                                                     ----------------  ----------------

       Total liabilities                                                                    7,667,000         6,537,000
                                                                                     ----------------  ----------------

Commitments and contingencies (Note 13)

Shareholders' equity:
    Common stock, $.40 par value; authorized 8,000,000 shares, issued 3,986,262
                                                                                            1,595,000         1,595,000
    Additional paid-in capital                                                              4,335,000         3,684,000
    Retained earnings                                                                       6,984,000         6,631,000
    Less treasury stock; 39,659 shares in 1999 and 76,393 shares in 1998, at cost
                                                                                             (164,000)         (132,000)
                                                                                     ----------------  ----------------

       Total shareholders' equity                                                          12,750,000        11,778,000
                                                                                     ----------------  ----------------
                                                                                      $    20,417,000   $    18,315,000
                                                                                     ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Income
for the years ended January 31, 1999, 1998 and 1997


                                                                           1999              1998              1997
Net sales                                                           $    19,670,000   $    19,326,000   $    20,232,000

Cost of goods sold                                                       11,934,000        11,780,000        13,225,000
                                                                   ----------------  ----------------  ----------------

       Gross profit                                                       7,736,000         7,546,000         7,007,000

Selling, general and administrative expenses                              6,891,000         5,490,000         4,767,000
                                                                   ----------------  ----------------  ----------------

       Operating income                                                     845,000         2,056,000         2,240,000
                                                                   ----------------  ----------------  ----------------

Other income (deductions):
     Provision for settlement of litigation (Note 13)                             0                 0          (225,000)
     Interest expense, net                                                 (252,000)         (232,000)         (278,000)
     Other, net                                                             (12,000)          111,000            (8,000)
                                                                   ----------------  ----------------  ----------------
                                                                           (264,000)         (121,000)         (511,000)
                                                                   ----------------  ----------------  ----------------


Income from continuing operations before income taxes
                                                                            581,000         1,935,000         1,729,000

Income tax expense                                                         (228,000)         (734,000)         (606,000)
                                                                   ----------------  ----------------  ----------------

       Income from continuing operations                                    353,000         1,201,000         1,123,000

Discontinued ordnance operations:
     Loss from discontinued operations, net of income tax
           benefit of $0, $0, and $94,000, respectively
                                                                                  0                 0          (240,000)
     Gain on sale of discontinued operations                                      0                 0            41,000
                                                                   ----------------  ----------------  ----------------

       Net income                                                   $       353,000   $     1,201,000   $       924,000
                                                                   ================  ================  ================

Basic and diluted earnings (loss) per share:
     Continuing operations                                          $          0.09   $          0.31   $          0.29
     Discontinued operations                                                   0.00              0.00             (0.05)
                                                                   ----------------  ----------------  ----------------
                                                                    $          0.09   $          0.31   $          0.24
                                                                   ================  ================  ================

Basic weighted average shares outstanding                                 3,944,359         3,867,057         3,806,173
                                                                   ================  ================  ================

Diluted weighted average shares outstanding                               3,944,893         3,893,579         3,806,173
                                                                   ================  ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Shareholders' Equity for the years ended January 31, 1999, 1998 and 1997

                                                                Additional                                    Total
                                                     Common      Paid-In       Retained       Treasury    Shareholders'
                                                     Stock       Capital       Earnings        Stock         Equity
                                                   -----------  -----------   ------------   -----------  --------------
Balances at February 1, 1996                       $1,595,000  $ 3,410,000    $ 4,506,000    $ (322,000)  $   9,189,000

   Net income                                               0            0        924,000             0         924,000

   Reissuance of 8,019 shares of treasury stock             0            0              0        14,000          14,000
                                                  -----------  -----------   ------------   -----------  --------------

Balances at January 31, 1997                        1,595,000    3,410,000      5,430,000      (308,000)     10,127,000

   Net income                                               0            0      1,201,000             0       1,201,000

   Exercise of 60,500 stock options                         0       78,000              0       104,000         182,000

   Reissuance of 14,960 shares of treasury stock            0      148,000              0        26,000         174,000

   Employee stock bonus of 26,900 shares                    0       48,000              0        46,000          94,000
                                                  -----------  -----------   ------------   -----------  --------------

Balances at January 31, 1998                        1,595,000    3,684,000      6,631,000      (132,000)     11,778,000

   Net income                                               0            0        353,000             0         353,000

   Exercise of 1,000 stock options                          0        1,000              0         2,000           3,000

   Purchase of 10,000 shares of Treasury Stock              0            0              0      (120,000)       (120,000)

   Employee stock bonus of 36,800 shares                    0      493,000              0        71,000         564,000

   Reissuance of 8,934 shares treasury stock                0      157,000              0        15,000         172,000
                                                   ----------  -----------   ------------   -----------  --------------

Balances at  January 31, 1999                      $1,595,000  $ 4,335,000    $ 6,984,000    $ (164,000)  $  12,750,000
                                                  ===========  ===========   ============   ===========  ==============

The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Consolidated Statements of Cash Flows
for the years ended January 31, 1999, 1998 and 1997
                                                                           1999               1998              1997
Cash flows from operating activities:
       Net income                                                   $       353,000   $     1,201,000   $       924,000
       Adjustments to reconcile net income to net cash provided
             by (used in) operating activities:

          Increase (decrease) in allowance for doubtful accounts              5,000           (29,000)           27,000
          Stock compensation                                                736,000           268,000                 0
          Depreciation                                                      583,000           533,000           674,000
          Amortization                                                       17,000                 0                 0
          Loss on disposal of equipment                                           0            14,000                 0
          (Gain) on disposal of ordnance division                                 0                 0           (41,000)
          Deferred income taxes                                            (111,000)         (285,000)          693,000
          Changes in current assets and liabilities:
             Receivables                                                 (1,051,000)           79,000           (55,000)
             Income tax receivable                                          (13,000)          149,000           287,000
             Inventories                                                   (831,000)         (771,000)       (1,254,000)
             Cost and estimated earnings in excess of billings
                   on uncompleted contract
                                                                             48,000            10,000           204,000
             Prepaid expenses                                              (125,000)           30,000           (29,000)
             Other assets                                                  (367,000)           22,000           121,000
             Accounts payable                                               578,000          (555,000)           (5,000)
             Income taxes payable                                          (836,000)          836,000                 0
             Accrued expenses and other liabilities                        (318,000)          (12,000)       (2,074,000)
                                                                   ----------------  ----------------  ----------------
               Net cash provided by (used in) operating                  (1,332,000)         1,490,000         (528,000)
                     activities
                                                                   ----------------  ----------------  ----------------

Cash flows from investing activities:
       Proceeds from sale of property and equipment                               0            34,000             9,000
       Proceeds from sale of ordnance division                                    0                 0         1,700,000
       Capital expenditures                                                (648,000)         (459,000)         (399,000)
       Collection of note receivable                                              0            30,000            30,000
                                                                    ----------------  ----------------  ----------------
               Net cash provided by (used in) investing                    (648,000)         (395,000)        1,340,000
                     activities
                                                                    ----------------  ----------------  ----------------

Cash flows from financing activities:
       Proceeds from long-term debt and notes payable                             0         1,432,000         2,524,000
       Proceeds from related party notes payable                                  0                 0         1,250,000
       Proceeds from revolving credit facilities                          2,140,000                 0                 0
       Purchase of treasury stock                                          (120,000)                0                 0
       Principal payments on long-term debt and notes payable              (175,000)       (1,609,000)       (2,596,000)
       Principal payments on related party notes payable                   (225,000)         (275,000)         (750,000)
       Proceeds from exercise of stock options                                3,000           182,000                 0
                                                                   ----------------  ----------------  ----------------
               Net cash provided by (used in) financing                   1,623,000         (270,000)           428,000
                     activities
                                                                   ----------------  ----------------  ----------------

Net  increase (decrease) in cash and cash equivalents                      (357,000)          825,000         1,240,000
Cash and cash equivalents at beginning of year                            2,075,000         1,250,000            10,000
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents at end of year                            $     1,718,000   $     2,075,000   $     1,250,000
                                                                   ================  ================  ================

Supplemental disclosure of cash flow information:
        Cash paid during the year for:
          Interest                                                  $       259,000   $       232,000   $       353,000
                                                                   ================  ================  ================
          Income taxes                                              $     1,057,000   $        95,000   $             0
                                                                   ================  ================  ================

The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary
Notes to Consolidated Financial Statements


1.      Description of Business and Summary of Significant Accounting Policies:

        Description of Business - The primary business of Aerosonic Corporation and subsidiary (the Company) is to manufacture and sell aircraft instrumentation to government and commercial users (instrument division) from its plants located in Florida, Virginia and Kansas. Prior to May 1996, the Company also sold non-munitions components for artillery projectiles to the U.S. Government and automotive and truck parts to commercial customers (ordnance division) from its plant located in Florida. The Company's customers are located worldwide.

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

        Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. As of January 31, 1999 and 1998, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business in the aviation industry worldwide.

        Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete

        Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

        Research and Development - Research and development costs are normally expensed as incurred. Research and development expense approximated $630,000, $443,000, and $460,000 during the years ended January 31, 1999, 1998 and 1997, respectively.

1. Description of Business and Summary of Significant Accounting Policies, continued:

        Capitalized Software Costs - Included in other assets are capitalized software, which are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense on a straight line method over three years from the date the product becomes available for general release to customers. Software costs of $364,000 were capitalized during the year ended January 31, 1999. Accumulated amortization amounted to $17,000 at January 31, 1999.

        Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

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

        Environmental Expenditures - The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

1. Description of Business and Summary of Significant Accounting Policies, continued:

        Computation of Earnings Per Share - Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows:

                                                                          1999              1998              1997
                                                                    ---------------   ---------------   ---------------
           Weighted average common stock outstanding                     3,944,359         3,867,057         3,806,173
           Weighted average common stock equivalents                           534            26,522                 0
                                                                   ---------------   ---------------   ---------------

           Shares used in diluted earnings per share calculation
                                                                         3,944,893         3,893,579         3,806,173
                                                                   ===============   ===============   ===============

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

        New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statement of financial position. This statement is effective for fiscal years beginning after June 15, 1999. As of January 31, 1999 the Company does not have any derivative instruments. Therefore, management does not believe this pronouncement will have any material effect on the Company.

        Segment reporting - In June 1997, the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related information." SFAS No. 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which the Company operates and their major customers. As of January 31, 1999 management does not believe the Company has any reportable segments as defined in SFAS No. 131.

        Reclassifications - Certain amounts shown in prior years have been reclassified to conform with the 1999 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholder's equity or net income.

2.      Receivables:

        Receivables at January 31, 1999 and 1998 consisted of the following:

                                                                                             1999              1998
          Trade, less allowance for doubtful accounts of $73,000 in 1999 and
                $68,000 in 1998                                                       $     4,361,000   $     3,315,000
          Officers and employees                                                               33,000             3,000
          Current notes receivable and other                                                        0            30,000
                                                                                     ----------------  ----------------

                                                                                      $     4,394,000   $     3,348,000
                                                                                     ================  ================

3.      Inventories:

        Inventories at January 31, 1999 and 1998 consisted of the following:

                                                                                             1999              1998
             Raw materials and work in process                                        $     8,306,000   $     7,265,000
             Finished goods                                                                   582,000           792,000
                                                                                     ----------------  ----------------

                                                                                      $     8,888,000   $     8,057,000
                                                                                     ================  ================

4.      Property, Plant and Equipment:

        Property, plant and equipment at January 31, 1999 and 1998 consisted of the following:

                                                                       Estimated
                                                                      Useful Life
                                                                        (years)

                                                                                              1999              1998
          Land and improvements                                          15 - 20      $       466,000   $       462,000
          Buildings and improvements                                     25 - 30            3,367,000         3,215,000
          Machinery and equipment                                         3 - 10            4,295,000         3,911,000
          Patterns, dies, and tools                                       3 - 5               189,000           172,000
          Furniture and fixtures                                          5 - 10              524,000           433,000
                                                                                     ----------------  ----------------
                                                                                            8,841,000         8,193,000
          Less accumulated depreciation and amortization                                    4,407,000         3,824,000
                                                                                     ----------------  ----------------

                                                                                      $     4,434,000   $     4,369,000
                                                                                     ================  ================

5.      Costs and Estimated Earnings on Uncompleted Contract:

        The Company has one long-term contract to provide engineering services, which is recorded on the percentage of completion method. Costs and estimated earnings in excess of billings on this contract at January 31, 1999 and 1998 are comprised of the following:

                                                                                             1999              1998
          Costs incurred to date                                                      $     2,009,000   $     2,009,000
          Estimated earnings                                                                  331,000           331,000
                                                                                     ----------------  ----------------
                                                                                            2,340,000         2,340,000
          Less billings to date                                                             2,340,000         2,292,000
                                                                                     ----------------  ----------------

                                                                                      $             0   $        48,000
                                                                                     ================  ================

        During 1999 this contract was completed.

6.      Income Taxes:

        Income tax (expense) benefit for the years ended January 31, 1999, 1998 and 1997 consisted of:

                                                                          1999              1998               1997
           Continuing operations:
             Current:
                Federal                                             $      (294,000)  $      (957,000)   $       87,000
                State                                                       (45,000)          (62,000)                0
                                                                   ----------------  ----------------  ----------------
                                                                           (339,000)       (1,019,000)           87,000
                                                                   ----------------  ----------------  ----------------
             Deferred:
                Federal                                                      97,000           279,000          (603,000)
                State                                                        14,000             6,000           (90,000)
                                                                   ----------------  ----------------  ----------------
                                                                            111,000           285,000          (693,000)
                                                                   ----------------  ----------------  ----------------

                                                                    $      (228,000)  $      (734,000)  $      (606,000)
                                                                   ================  ================  ================
           Discontinued operations:
             Current:
                Federal                                             $             0   $             0   $        94,000
                State                                                             0                 0                 0
                                                                   ----------------  ----------------  ----------------
                                                                    $             0   $             0   $        94,000
                                                                   ================  ================  ================
           Total
             Current:
                Federal                                             $      (294,000)  $      (957,000)  $       181,000

                State                                                       (45,000)          (62,000)                0
                                                                   ----------------  ----------------  ----------------
                                                                           (339,000)       (1,019,000)          181,000
                                                                   ----------------  ----------------  ----------------
             Deferred:

                Federal                                                      97,000           279,000          (603,000)

                State                                                        14,000             6,000           (90,000)
                                                                   ----------------  ----------------  ----------------
                                                                            111,000           285,000          (693,000)
                                                                   ----------------  ----------------  ----------------

                                                                    $      (228,000)  $      (734,000)  $      (512,000)
                                                                   ================  ================  ================

                                                                          1999            1998             1997
           Federal tax rate                                               (34.00)%        (34.00)%         (34.00)%
           Increase in taxes resulting from:
             State income taxes, net of federal tax benefit                (3.30)          (3.85)           (3.30)
             Decrease in valuation allowance                                0.00            3.15             4.74
             Other                                                         (2.03)          (3.20)           (3.10)
                                                                   -------------   -------------    -------------

           Effective tax rate                                             (39.33)%        (37.90)%         (35.66)%
                                                                   =============   =============    =============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1999 and 1998 are as follows:

                                                                                             1999              1998
          Current deferred tax assets:
             Accounts receivable                                                      $       (68,000)  $      (102,000)
             Inventories, principally due to additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986
                                                                                              330,000           246,000
             Compensated absences, principally due to accrual for financial reporting purposes
                                                                                              105,000           100,000
             Other                                                                             24,000            70,000
                                                                                     ----------------  ----------------
                  Total current deferred tax assets                                           391,000           314,000
                                                                                     ----------------  ----------------

          Deferred tax liabilities:
             Property, plant and equipment, principally due to differences in depreciation and capitalized interest
                                                                                              231,000           214,000
                                                                                     ----------------  ----------------

                  Total gross deferred tax liabilities                                        231,000           214,000
                                                                                     ----------------  ----------------

                    Net deferred tax asset                                            $       160,000   $       100,000
                                                                                     ================  ================


7.      Long-Term Debt and Notes Payable:

        Long-term debt and notes payable at January 31, 1999 and 1998 consisted of the following:

                                                                                             1999              1998
          Note payable                                                                $     1,600,000   $     1,628,000
          Industrial development revenue bonds                                              1,039,000         1,113,000
          Mortgage note payable                                                               757,000           831,000
          Note payable, related party                                                               0           225,000
                                                                                     ----------------  ----------------
                                                                                            3,396,000         3,797,000
          Less current maturity                                                               328,000           196,000
                                                                                     ----------------  ----------------

          Long-term debt and notes payable, less current maturity                     $     3,068,000   $     3,601,000
                                                                                     ================  ================

        The amount of long-term debt and notes payable maturing in each of the fiscal years 2001, 2002, 2003 and 2004 approximates $329,000, $329,000,
        $329,000, $329,000 and $1,751,000, respectively.

        Note Payable - The note payable is payable in monthly installments beginning in October 1998 through September 30, 2003 including interest at the 90-day average of the 90-day treasury bill plus 2.75% (7.09% and 7.99% at January 31, 1999 and 1998 respectively). The note payable is collateralized by accounts receivable and inventory.

        Industrial Development Revenue Bonds - The industrial development revenue bonds are payable in quarterly principal installments of approximately $19,000 and monthly interest installments through December 2012 and bear interest at 90% of prime. The bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral has a carrying value of approximately $2,208,000 at January 31, 1999. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired, certain portions could become immediately payable, or the interest rate will be increased. In addition, the outstanding balance of $1,039,000 is subject to accelerated maturity upon a material, adverse change in financial condition or operation which in the opinion of the Trustee materially affect the borrower's ability to repay the obligation as defined in the loan agreement.

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

        Note Payable, Related Party - The note payable, related party consists of a term loan owed to a shareholder of the Company. The loan, which is uncollateralized, is payable in full at maturity during May 2001 and bears interest at prime. At January 31, 1999 the note payable was paid in full.

        The Company's long-term debt agreements include certain restrictive covenants, including restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and the requirement to maintain: a debt to tangible net worth ratio of 1.0:1, a current ratio of 2.0:1 and a Long Term Debt Service Coverage of 1.25:1. The Company is in compliance with all of the above debt covenants at January 31, 1999.

        SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 1999 and 1998 approximates fair value due to their adjustable rates which change frequently. The prime rate of interest at January 31, 1999 and 1998 was 7.75% and 8.5%, respectively.

8.      Revolving Credit Facilities:

        The Company had available a $1,500,000 line of credit. Interest was payable monthly at the 90-day average of the 90-day treasury bill plus 2.75% (7.99% at January 31, 1998) and principal was payable on demand. The line of credit agreement, which expired in April 1998, was collateralized by equipment and receivables, and was subject to the same covenants included in the Company's long-term debt agreements.

        In May 1998 the Company acquired a new line of credit in the amount of $1,500,000. Interest is payable monthly at the 90-day average of the 90-day treasury bill plus 2.75% (7.09% at January 31, 1999) and principal is payable on demand. The line of credit agreement is collateralized by receivables, inventory and general intangibles, and is subject to the same covenants included in the Company's long-term debt agreements. Approximately $250,000 of additional credit was available under this facility at January 31, 1999. The average interest rate under this facility for the year ended January 31, 1999 was 7.41%.

        During September 1998 the Company entered into a $1,300,000 line of credit for new equipment purchases. Interest is payable monthly at a rate of 7.72%. The line of credit expires in September 1999. Approximately $410,000 of additional credit was available under this facility at January 31, 1999.

        The revolving credit facilities include the same restriction covenants as those for the Company's long-term debt. The Company is in compliance with all of the related covenants.

9.      Major Customer Information:

        Sales to U. S. Government agencies, when combined, represented 10 percent or more of net sales and amounted to approximately $4,822,000, $6,536,000, and $5,079,000 for the years ended January 31, 1999, 1998 and 1997, respectively. Sales to an additional customer represented 10 percent or more of net sales and amounted to $2,271,000, $1,599,000 and $1,693,000 for the years ended 1999, 1998 and 1997 respectively. Foreign sales for the years ended January 31, 1999, 1998 and 1997 represented 10 percent or more of net sales and amounted to approximately $3,917,000, $2,470,000, and $6,208,000, respectively. All foreign sales contracts are payable in U.S. dollars therefore avoiding any foreign currency exchange risk. No other customer sales totaled greater than 10 percent of net sales for years ended January 31, 1999, 1998 or 1997.

        Receivables at January 31, 1998 included approximately $743,000 due from the U.S. government. Receivables at January 31, 1999 included approximately $821,000 and $874,000 due from the U.S. government and an additional customer, respectively. No other customers represented greater than 10 percent of receivables at January 31, 1999 or 1998.

10.     Discontinued Operations - Sale of Ordnance Division:

        During June 1996, the Company sold substantially all assets of its ordnance division. The sale, which totaled $1,700,000, resulted in a $41,000 gain.

        Information summarizing discontinued ordnance operations for the year ended January 31, 1997 is as follows:

                                                                                             1997
           Net sales                                                                  $       945,000
                                                                                     ================

           Loss from discontinued operations before income taxes                      $      (293,000)

           Income tax benefit                                                                  94,000
                                                                                     ----------------

           Net loss from discontinued operations                                      $      (199,000)
                                                                                     ================

11.     Benefit Plans:

        Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 10% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant's yearly compensation. Such matching contributions will be made in cash or common stock of the Company. Additional contributions may be made at the Company's discretion. For the years ended January 31, 1999, 1998 and 1997, the Company's contribution was approximately $172,000, $174,000, and $165,000, respectively. During the years ended January 31, 1999, 1998 and 1997, the Company issued 8,934, 14,960, and 8,019, shares of treasury stock, respectively, in partial payment of the Plan. These stock contributions were properly accounted for as non-cash transactions.

        During 1998, the Company paid a stock bonus of 100 shares to each employee. The fair market value of the stock at the date the bonus was granted was charged to expense in the amount of approximately $94,000. During 1999, the Company paid stock bonuses totaling 36,800 shares to employees. The fair value of the stock at the date of the bonus was granted was charged to expense in the amount of approximately $565,000.

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

        A summary of the status of the Company's stock option plan is as follows:

                                                                                                            Exercise
                                                                                            Shares            Price
                                                                                      ----------------  ----------------
          Balance, January 31, 1996                                                            85,500
          Canceled                                                                            (13,500)        $3.00
                                                                                     ----------------

          Balance, January 31, 1997                                                            72,000
          Exercised                                                                           (60,500)        $3.00
          Canceled                                                                             (7,500)        $3.00
                                                                                     ----------------

          Balance, January 31, 1998                                                             4,000
          Exercised                                                                            (1,000)        $3.00
          Canceled                                                                             (3,000)        $3.00
                                                                                     ----------------

                                                                                                    0
                                                                                     ================

        At January 31, 1999 there are no remaining options available for grant or exercise under the plan.

        SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123 but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plan. SFAS No. 123 and APB No. 25 have no financial accounting or reporting impact on the Company for the years ended January 31, 1999, 1998 and 1997 due to the Company not granting any stock options.

12.     Related Party Transactions:

        During the year ended January 31, 1997, the Company obtained short-term financing totaling $500,000 from a shareholder and officer. The loan, which was fully repaid during 1997, was non-interest bearing and uncollateralized.

        During the year ended January 31, 1997, the Company obtained long-term financing from a shareholder totaling $750,000 at origination. Principal repayments totaling $225,000, $275,000, and $250,000 were made during 1999, 1998 and 1997 respectively. At January 31, 1999 all principal and interest was paid in full.

13.     Commitments and Contingencies:

        In 1993, the Company was named as a co-defendant in a patent infringement suit filed by Sensonics Inc. claiming that the Company infringed Sensonics' expired patent for an electromagnetical tapping device that the Company used as a component part. During May 1996, the Company's Board of Directors approved a proposed settlement of the lawsuit for $2,000,000. Pursuant to this settlement, the Company recorded a $0, $0 and $225,000 provision for the settlement of litigation during the years ended January 31, 1999, 1998 and 1997, respectively. All amounts related to the settlement were paid by the Company during the year ended January 31, 1997.

        The Company was sued in September 1996 by David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. The Company has filed a motion to dismiss this action, which is currently under review. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion. Management believes that the ultimate resolution of this matter will not have a material effect on the financial position of the Company.

        In accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 1999 the Company has a remaining liability of approximately $59,000 recorded in Other accrued expenses to cover future environmental expenditures related to the remediation of this site. Management believes that any additional liability in excess of the amounts accrued at January 31, 1999 will not have a material affect on the financial position of the Company.

        The Company is also involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the above matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

        At January 31, 1999, the Company was committed to future purchases primarily for materials of approximately $1,738,000. At January 31, 1999, the Company had an additional $79,000 letter of credit which guarantees trade activities. The contract amount of all of the Company's letters of credit is a reasonable estimate of their fair value, as the value for each is fixed over the life of the commitment.