Form 10-Q
period 1999-04-30
AEROSONIC CORP /DE/
filed 1999-06-14
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED     April 30, 1999     COMMISSION FILE NO.      0-4988
                      --------------                              ------

                              AEROSONIC CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           74-1668471
          --------                                           ----------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

           1212 No. Hercules Avenue, Clearwater, Florida     33765
           ----------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                                 (727) 461-3000
                                 --------------
              (Registrant's telephone number, including Area Code)

                                 Non applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, par value $.40 per share, 3,986,262 number of shares as of April 30, 1999.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements



                Condensed Consolidated Balance Sheets -                        3
                       April 30, 1999 and January 31, 1999

                Condensed Consolidated Statements of Income -                  4
                      Three months ended April 30, 1999 and 1998

                Condensed Consolidated Statements of Cash Flows -              5
                      Three months ended April 30, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements -         6
                      April 30, 1999

Item 2.      Management's Discussion and Analysis of                       7 - 9
                      Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                    11

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Condensed Consolidated Balance Sheets

                                                                                                     April 30,
                                                                                                       1999            January 31,
                                                                                                    (unaudited)           1999
                                                                                                   -------------    ----------------
ASSETS

Current assets:
     Cash and cash investments                                                                      $  1,045,000       $  1,718,000
     Accounts receivable                                                                               4,537,000          4,394,000
     Income tax receivable                                                                                     0             13,000
     Inventory                                                                                         9,593,000          8,888,000
     Prepaid expenses                                                                                    462,000            161,000
     Deferred income tax benefit                                                                         450,000            391,000
                                                                                                    ------------       ------------

         Total current assets                                                                         16,087,000         15,565,000

Property, plant and equipment, net                                                                     4,417,000          4,434,000
Other assets                                                                                             543,000            418,000
                                                                                                    ------------       ------------

                                                                                                    $ 21,047,000       $ 20,417,000
                                                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable                                       $    329,000       $    328,000
     Revolving credit facilities                                                                       2,782,000          2,140,000
     Accounts payable, trade                                                                             900,000            987,000
     Compensation and benefits                                                                           763,000            685,000
     Income taxes payable                                                                                      0                  0
     Other accrued expenses                                                                              329,000            228,000
                                                                                                    ------------       ------------

         Total current liabilities                                                                     5,103,000          4,368,000

Long-term debt, less current installments                                                              2,965,000          3,068,000
Deferred income taxes                                                                                    231,000            231,000
                                                                                                    ------------       ------------

         Total liabilities                                                                             8,299,000          7,667,000
                                                                                                    ------------       ------------

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                                                           1,595,000          1,595,000
     Additional paid-in capital                                                                        4,335,000          4,335,000
     Retained earnings                                                                                 7,033,000          6,984,000
     Less treasury stock, 39,659 shares at 1/31/99
         and 42,659 shares at 04/30/99                                                                  (215,000)          (164,000)
                                                                                                    ------------       ------------

         Total shareholders' equity                                                                   12,748,000         12,750,000
                                                                                                    ------------       ------------

                                                                                                    $ 21,047,000       $ 20,417,000
                                                                                                    ============       ============

         Note: The balance sheet at January 31, 1999 has been derived from the audited financial statements at this date.

         See Notes to Condensed Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Condensed Consolidated Statements of Income (Unaudited)


                                                                    Three Months Ended
                                                                           April 30
                                                               ---------------------------
                                                                    1999           1998
                                                               ---------------------------

Net sales                                                       $ 4,894,000    $ 5,328,000

Cost of goods sold                                                2,929,000      3,295,000
                                                                -----------    -----------

         Gross Profit                                             1,965,000      2,033,000

Selling, general and administrative
     expenses                                                     1,828,000      1,562,000
                                                                -----------    -----------

         Operating Income                                           137,000        471,000
                                                                -----------    -----------

Other (income) deductions:
     Interest expense, net                                           86,000         53,000
     Other, net                                                     (28,000)       (24,000)
                                                                -----------    -----------
                                                                     58,000         29,000
                                                                -----------    -----------


Income before income taxes                                           79,000        442,000

Income tax expense                                                   30,000        159,000
                                                                -----------    -----------

         Net Income                                             $    49,000    $   283,000
                                                                ===========    ===========


Earnings per share:                                             $      0.01    $      0.07
                                                                ===========    ===========

Basic weighted average shares outstanding                         3,948,000      3,938,000
                                                                ===========    ===========

Diluted weighted average shares outstanding                       3,948,000      3,939,000
                                                                ===========    ===========

     See Notes to Condensed Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                           Three Months Ended
                                                                                                April 30
                                                                               --------------------------------------------
                                                                                       1999                    1998
                                                                               ---------------------    -------------------

Cash flows from operating activities:

     Net income                                                                    $    49,000              $   283,000
     Adjustment to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                              167,000                  151,000
            Stock compensation                                                               0                  157,000
            Change in deferred income taxes                                            (59,000)                 176,000
            Change in current assets & liabilities                                  (1,054,000)              (1,397,000)

     Net cash (used in) operating activities                                          (897,000)                (630,000)

Cash flows from investing activities:

     Purchase of property, plant and equipment                                        (140,000)                (100,000)
     Changes in other assets                                                          (125,000)                (193,000)
     Exercise of stock options                                                               0                    3,000
                                                                                   -----------              -----------

     Net cash (used in)  investing activities                                         (265,000)                (290,000)
                                                                                   -----------              -----------

Cash flows from financing activities:

     Proceeds from long-term debt and notes payable                                    540,000                  662,000
     Purchase of treasury stock                                                        (51,000)
     Repayment of related party notes payable                                                0                  (75,000)
                                                                                   -----------              -----------

     Net cash provided by financing activities                                         489,000                  587,000
                                                                                   -----------              -----------

Net (decrease)  in cash and cash investments                                          (673,000)                (333,000)

Cash and cash investments, beginning of period                                       1,718,000                2,075,000
                                                                                   -----------              -----------

Cash and cash investments, end of period                                           $ 1,045,000              $ 1,742,000
                                                                                   ===========              ===========

     Cash paid for:
         Interest                                                                  $   124,000              $    73,000
                                                                                   ===========              ===========

         Income taxes                                                              $    70,000              $   935,000
                                                                                   ===========              ===========




            See notes to Condensed Consolidated Financial Statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1999.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 1999, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997 the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of April 30, 1999 the company has a remaining liability of approximately $44,000 recorded in Other accrued expenses to cover future environmental expenditures related to the remediation of this site. Management believes that any additional liability in excess of the amounts accrued at April 30, 1999 will not have a material affect on the financial position of the company.

NOTE C - WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS
---------------------------------------------------------------
OUTSTANDING COMPUTATION OF EARNINGS PER SHARE
---------------------------------------------

                                                      For the three months ended
                                                        April 30,      April 30,
                                                          1999           1998
Basic weighted average common
         shares outstanding                            3,948,000       3,938,000
 Weighted average common equivalents                           0           1,000
                                                       ---------       ---------
Shares used in diluted EPS calculation                 3,948,000       3,939,000

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended April 30, 1999 decreased by 8% to $4,894,000 as compared to $5,328,000 for the same period in the preceding year.

Gross profit as a percentage of net sales increased to 40% in the first quarter of FY2000 versus 38% during the same period in the prior year. The increase is the result of sales of higher margin product lines.

Selling, General and Administrative expenses increased during the first quarter ended April 30, 1999 to $1,827,000 as compared to $1,562,000 during the same period in the prior fiscal year. This increase is due primarily to increased research and development and marketing expenditures.

Interest expense totaled $86,000 for the three months ended April 30, 1999 versus $53,000 during the same period in the preceding year. The increase is due primarily to increased short and long-term borrowings related to the startup of the Precision Components Division. For the first quarter ended April 30, 1999 the Company recorded a net profit of $49,000, or $0.01 per share, compared to a net profit of $283,000, or $0.07 per share during the same period in the preceding year.

Working capital decreased to $10,984,000 during the three months ended April 30, 1999 and the Company's current ratio approximated 3.15:1. Significant sources of cash during the first three months included funds generated from borrowings under the Company's credit facilities. Significant uses of cash included changes in current assets and liabilities. The purchase of property and equipment comprised the majority of other uses of cash. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

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

Software programs utilized by the Company in its Manufacturing, Accounting and Payroll functions were all purchased by third-party vendors and included upgrades for, among other things, the Year 2000 issue. As of April 30, 1999, all upgrades provided by software vendors, which include compliance with the Year 2000 issue, have been installed and are undergoing testing to ensure compliance with the Year 2000 issue. Management expects to complete the testing of all upgraded software by October 31, 1999.

In May 1998, questionnaires requiring vendor certifications were sent to all key vendors. These certifications address issues primarily related to the vendors' ability to provide uninterrupted service or product flow to the Company into the new millennium. As of April 30, 1999, approximately 90% of all vendors questioned completed the questionnaire and certified that they are either in compliance or will be in compliance prior to the year 2000.

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

PART II.        OTHER INFORMATION

AEROSONIC CORPORATION

    Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                         (a) Exhibits

                              None

                         (b) Reports on form 8-K

                              The company did not file any report on form 8-K during the three months ended April 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    AEROSONIC CORPORATION
                                                    ---------------------
                                                          (Registrant)




Date:       June 14, 1999                          /s/ Eric J. McCracken
         -----------------------------             -----------------------
                                                   Eric J. McCracken
                                                   Executive Vice President
                                                   and Chief Financial Officer