Form 10-Q
period 1999-07-31
AEROSONIC CORP /DE/
filed 1999-09-16
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED     July 31, 1999     COMMISSION FILE NO.      0-4988
                      -------------                              ------

                              AEROSONIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    74-1668471
-------------------------------------               ----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     1212 No. Hercules Avenue, Clearwater, Florida            33765
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

Common Stock, par value $.40 per share, 3,986,262 number of shares as of July 31, 1999.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                                                        Page No.
                                                                                                        --------
PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.     Condensed Consolidated Financial Statements



                Condensed Consolidated Balance Sheets -                                                   3
                       July 31, 1999 and January 31, 1999

                Condensed Consolidated Statements of Income -                                             4
                      Three months ended July 31, 1999 and 1998

                Condensed Consolidated Statements of Cash Flows -                                         5
                      Six months ended July 31, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements -                                    6
                      July 31, 1999

Item 2.      Management's Discussion and Analysis of                                                    7 - 9
                      Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                           10

SIGNATURES                                                                                               11
----------


PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Consolidated Balance Sheets
                                                                                              July 31,              January 31,
                                                                                        ---------------------   --------------------
                                                                                                1999
                                                                                        ---------------------
                                                                                            (unaudited)                1999
                                                                                        ---------------------   --------------------
ASSETS

Current assets:
     Cash and cash investments                                                        $            1,322,000  $           1,718,000
     Accounts receivable                                                                           5,020,000              4,394,000
     Income tax receivable                                                                           122,000                 13,000
     Inventory                                                                                     9,523,000              8,888,000
     Prepaid expenses                                                                                283,000                161,000
     Deferred income tax benefit                                                                     432,000                391,000
                                                                                        ---------------------   --------------------

         Total current assets                                                                     16,702,000             15,565,000

Property, plant and equipment, net                                                                 4,609,000              4,434,000
Other assets                                                                                         606,000                418,000
                                                                                        ---------------------   --------------------

                                                                                      $           21,917,000  $          20,417,000
                                                                                        =====================   ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable                         $              329,000  $             328,000
     Revolving credit facilities                                                                   3,109,000              2,140,000
     Accounts payable, trade                                                                         983,000                987,000
     Compensation and benefits                                                                       561,000                685,000
     Income taxes payable                                                                                  0                      0
     Deferred revenue                                                                                768,000                      0
     Other accrued expenses                                                                           44,000                228,000
                                                                                        ---------------------   --------------------

         Total current liabilities                                                                 5,794,000              4,368,000

Long-term debt, less current installments                                                          2,900,000              3,068,000
Deferred income taxes                                                                                233,000                231,000
                                                                                        ---------------------   --------------------

         Total liabilities                                                                         8,928,000              7,667,000
                                                                                        ---------------------   --------------------

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                                                       1,595,000              1,595,000
     Additional paid-in capital                                                                    4,440,000              4,335,000
     Retained earnings                                                                             7,177,000              6,984,000
     Less treasury stock, 39,659 shares at 1/31/99
         and 34,963 shares at 07/31/99                                                              (222,000)              (164,000)
                                                                                        ---------------------   --------------------

         Total shareholders' equity                                                               12,989,000             12,750,000
                                                                                        ---------------------   --------------------

                                                                                      $           21,917,000  $          20,417,000
                                                                                        =====================   ====================

Note: The balance sheet at January 31, 1999 has been derived from the audited financial statements at this date.

See Notes to Consolidated Financial Statements.

 Aerosonic Corporation and Subsidiary
   Consolidated Statements of Income (Unaudited)


                                                          Three Months Ended              Six Months Ended
                                                             July 31,                         July 31,
                                                  ------------------------------ --------------------------------
                                                         1999           1998           1999            1998
                                                  ----------------  ------------ ---------------  ---------------
Net sales                                            $  5,861,000   $  4,888,000    $ 10,755,000    $ 10,216,000

Cost of goods sold                                      3,773,000      3,065,000       6,702,000       6,360,000
                                                     ------------   ------------    ------------    ------------

            Gross Profit                                2,088,000      1,823,000       4,053,000       3,856,000

Selling, general and administrative
    expenses                                            1,770,000      1,699,000       3,598,000       3,260,000
                                                     ------------   ------------    ------------    ------------

            Operating Income                              318,000        124,000         455,000         596,000
                                                     ------------   ------------    ------------    ------------

Other (income) deductions:
    Interest expense, net                                  85,000         51,000         171,000         104,000
    Other, net                                              2,000        (13,000)        (26,000)        (37,000)
                                                     ------------   ------------    ------------    ------------
                                                           87,000         38,000         145,000          67,000
                                                     ------------   ------------    ------------    ------------

Income from continuing operations
    before income taxes                                   231,000         86,000         310,000         529,000

Income tax expense                                         87,000         32,000         117,000         191,000
                                                     ------------   ------------    ------------    ------------

            Net Income                               $    144,000   $     54,000    $    193,000    $    338,000
                                                     ============   ============    ============    ============

                                                     $       0.04   $       0.01    $       0.05    $       0.09
                                                     ============   ============    ============    ============
Earnings per share:
Basic weighted average shares outstanding               3,947,000      3,946,000       3,947,000       3,942,000
                                                     ============   ============    ============    ============

Diluted weighted average shares outstanding             3,947,000      3,946,000       3,947,000       3,943,000
                                                     ============   ============    ============    ============


    See Notes to Consolidated Financial Statements


Aerosonic Corporation and Subsidiary
     Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Six Months Ended
                                                                                       July 31
                                                                        -------------------------------------
                                                                              1999                1998
                                                                        ------------------   ----------------
Cash flows from operating activities:
     Net income                                                       $           193,000  $         484,000
     Adjustment to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                         343,000            306,000
            Stock compensation                                                    176,000            289,000
            Change in deferred income taxes                                       (39,000)            44,000
            Change in current assets & liabilities                             (1,027,000)        (1,815,000)

     Net cash provided by (used in) operating activities                         (354,000)          (692,000)
                                                                        ------------------   ----------------

Cash flows from investing activities:
     Purchase of property, plant and equipment                                   (526,000)          (167,000)
     Changes in other assets                                                     (188,000)                 0
     Exercise of stock options                                                          0              3,000
                                                                        ------------------   ----------------

     Net cash provided by (used in) investing activities                         (714,000)          (164,000)
                                                                        ------------------   ----------------


Cash flows from financing activities:
     Proceeds from/(repayment on) long-term debt
              and notes payable                                                   802,000            977,000
     Purchase of treasury stock                                                  (130,000)                 0
     Repayment of related party notes payable                                           0           (150,000)
                                                                        ------------------   ----------------

     Net cash provided by (used in)  financing activities                         672,000            827,000
                                                                        ------------------   ----------------

Net  increase (decrease)  in cash and cash investments                           (396,000)           (29,000)

Cash and cash investments, beginning of period                                  1,718,000          2,075,000
                                                                        ------------------   ----------------

Cash and cash investments, end of period                              $         1,322,000  $       2,046,000
                                                                        ==================   ================

Supplemental disclosure of cash flow information: Cash paid for:
         Interest                                                     $           187,000  $         124,000
                                                                        ==================   ================

         Income taxes                                                 $            70,000  $       1,099,000
                                                                        ==================   ================

            See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1999.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 1999, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997 the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of July 31, 1999 the company has a remaining liability of approximately $34,963 recorded in Other accrued expenses to cover future environmental expenditures related to the remediation of this site. Management believes that any additional liability in excess of the amounts accrued at July 31, 1999 will not have a material affect on the financial position of the company.

NOTE C - WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS OUTSTANDING
--------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
---------------------------------

                                                        For the three months ended       For the six months ended
                                                           July 31,       July 31,         July 31,      July 31,
                                                            1999            1998             1999          1998
                                                            ----            ----             ----          ----
Basic weighted average common
         shares outstanding                             3,947,000        3,946,000        3,947,000     3,942,000
Weighted average common equivalents                             0                0                0         1,000
                                                      -----------    -------------      -----------   -----------
Shares used in diluted EPS calculation                  3,947,000        3,946,000        3,947,000     3,943,000

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended July 31, 1999 increased by 20% to $5,861,000 as compared to $4,888,000 for the same period in the preceding year. For the six months ended July 31, 1999, net sales increased by 5% to $10,755,000 from $10,216,000 in theprior year period.

Gross profit as a percentage of net sales equaled 36% in the second quarter of FY2000 versus 37% during the same period in the prior year. This slight decrease is the result of pricing concessions in exchange for long term commitments on certain contracts, where deliveries commenced in the second quarter of FY 2000. For the six months ended July 31, 1999 the gross profit margin remained stable at 38% as compared to the prior year period.

Selling, General and Administrative expenses increased during the second quarter ended July 31, 1999 to $1,770,000 as compared to $1,699,000 during the same period in the prior fiscal year. However, as a percentage of net sales S,G&A declined to 30% from 35%. For the six months ended July 31, 1999 S, G&A increased to $3,598,000 from $3,260,000 in the prior year period and as a percentage of net sales increased slightly to 33% versus 32% in the prior year period primarily due to increased research and development and marketing expenditures in the first quarter of FY 2000.

Interest expense totaled $81,000 for the three months ended July 31, 1999 versus $53,000 during the same period in the preceding year. For the six months ended July 31, 1999 interest expense totaled $171,000 versus $104,000 in the prior year period. The increase is due primarily to increased short and long-term borrowings.

For the second quarter ended July 31, 1999 the Company recorded a net profit of $144,000, or $0.04 per share, compared to a net profit of $54,000, or $0.01 per share during the same period in the preceding year. For the six months ended July 31, 1999 the Company's net profit equaled $193,000, or $0.05 per share as compared to $338,000, or $0.09 per share during the prior year period.

Working capital equaled $10,907,000 at July 31, 1999 and the Company's current ratio approximated 2.88:1. Significant sources of cash during the first quarter of FY 2000 included funds generated from borrowings under the Company's credit facilities. Significant uses of cash during the same period included increases in accounts receivable and inventory. The purchase of property and equipment comprised the majority of other uses of cash during the first quarter ended April 30, 1999. During the second quarter ended July 31, 1999 significant sources of cash were primarily funds generated from operations. Significant uses of cash during the second quarter ended July 31, 1999 were from the purchase of equipment related primarily to the Precision Components Division. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

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

Software programs utilized by the Company in its Manufacturing, Accounting and Payroll functions were all purchased by third-party vendors and included upgrades for, among other things, the Year 2000 issue. As of July 31, 1999, all upgrades provided by software vendors, which include compliance and certification with the Year 2000 issue, have been installed and are undergoing testing to ensure compliance with the Year 2000 issue. Management expects to complete the testing of all upgraded software by October 31, 1999.

In May 1998, questionnaires requiring vendor certifications were sent to all key vendors. These certifications address issues primarily related to the vendors' ability to provide uninterrupted service or product flow to the Company into the new millennium. As of July 31, 1999, approximately 95% of all vendors questioned completed the questionnaire and certified that they are either in compliance or will be in compliance prior to the year 2000.

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

Contingency plan
----------------

Aerosonic Corporation's contingency plan has been completed and includes a team to monitor all critical systems through significant date transitions, focusing primarily on minimizing risks associated with the Company's trading partners. The team is also prepared to promptly respond to any problems if they arise.

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

PART II.        OTHER INFORMATION

AEROSONIC CORPORATION

    Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                         (a) Exhibits

                             None

                         (b) Reports on form 8-K

                             The company did not file any report on form 8-K during the three months ended July 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AEROSONIC CORPORATION
                                                  ----------------------
                                                       (Registrant)




Date:       September 14, 1999                    /s/ Eric J. McCracken
         -----------------------------            -------------------------
                                                  Eric J. McCracken
                                                  Executive Vice President
                                                  and Chief Financial Officer