Form 10-Q
period 1999-10-31
AEROSONIC CORP /DE/
filed 1999-12-15
CIK 109471

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED     October 31, 1999     COMMISSION FILE NO.    0-4988
                   ----------------------                      ------------

                              AEROSONIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                 74-1668471
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1212 No. Hercules Avenue, Clearwater, Florida                       33765
---------------------------------------------                    ----------
  (Address of principal executive offices)                       (Zip Code)

                                 (727) 461-3000
              ----------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                 Non applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, par value $.40 per share, 3,986,262 number of shares as of October 31, 1999.
================================================================================

                                      INDEX

                              AEROSONIC CORPORATION

                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements



         Condensed Consolidated Balance Sheets -                            3
             October 31, 1999 and January 31, 1999

         Condensed Consolidated Statements of Income -                      4
             Three months ended October 31, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows -                  5
             Nine months ended October 31, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements -             6
             October 31, 1999

Item 2.  Management's Discussion and Analysis of                          7 - 9
             Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
    Consolidated Balance Sheets

                                                                       October 31,
                                                                           1999               January 31,
                                                                       (unaudited)               1999
                                                                       -----------            -----------
ASSETS

Current assets:
     Cash and cash investments                                         $  1,254,000           $  1,718,000
     Accounts receivable                                                  4,794,000              4,394,000
     Income tax receivable                                                  174,000                 13,000
     Inventory                                                            9,816,000              8,888,000
     Prepaid expenses                                                       261,000                161,000
     Deferred income tax benefit                                            524,000                391,000
                                                                       ------------           ------------

         Total current assets                                            16,823,000             15,565,000

Property, plant and equipment, net                                        4,543,000              4,434,000
Other assets                                                                655,000                418,000
                                                                       ------------           ------------

                                                                       $ 22,021,000           $ 20,417,000
                                                                       ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable          $    542,000           $    328,000
     Revolving credit facilities                                          2,320,000              2,140,000
     Accounts payable, trade                                              1,497,000                987,000
     Compensation and benefits                                              515,000                685,000
     Income taxes payable                                                     1,000                      0
     Other accrued expenses                                                 252,000                228,000
                                                                       ------------           ------------

         Total current liabilities                                        5,127,000              4,368,000

Long-term debt, less current installments                                 3,887,000              3,068,000
Deferred income taxes                                                       233,000                231,000
                                                                       ------------           ------------

         Total liabilities                                                9,247,000              7,667,000
                                                                       ------------           ------------

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
         authorized; 3,986,262 shares issued                              1,595,000              1,595,000
     Additional paid-in capital                                           4,440,000              4,335,000
     Retained earnings                                                    7,243,000              6,984,000
     Less treasury stock, 76,393 shares at 1/31/98
         and 57,963 shares at 10/31/99                                     (504,000)              (164,000)
                                                                       ------------           ------------

         Total shareholders' equity                                      12,774,000             12,750,000
                                                                       ------------           ------------

                                                                       $ 22,021,000           $ 20,417,000
                                                                       ============           ============

Note: The balance sheet at January 31, 1999 has been derived from the audited financial statements at this date.

                 See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
     Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended                          Nine Months Ended
                                                                 October 31                                  October 31
                                                     ----------------------------------          ----------------------------------
                                                         1999                  1998                  1999                  1998
                                                         ----                  ----                  ----                  ----
Net sales                                            $  6,237,000          $  4,748,000          $ 16,992,000          $ 14,964,000

Cost of goods sold                                      3,987,000             2,842,000            10,689,000            19,202,000
                                                     ------------          ------------          ------------          ------------

         Gross Profit                                   2,250,000             1,906,000             6,303,000             5,762,000

Selling, general and administrative
     expenses                                           1,994,000             1,729,000             5,592,000             4,989,000
                                                     ------------          ------------          ------------          ------------

         Operating Income                                 256,000               177,000               711,000               773,000
                                                     ------------          ------------          ------------          ------------

Other (income) deductions:
     Interest expense, net                                109,000                69,000               280,000               173,000
     Other, net                                            38,000                27,000                12,000               (10,000)
                                                     ------------          ------------          ------------          ------------
                                                          147,000                96,000               292,000               163,000
                                                     ------------          ------------          ------------          ------------

Income before income taxes                                109,000                81,000               419,000               610,000

Income tax expense                                         41,000                30,000               158,000               221,000
                                                     ------------          ------------          ------------          ------------

         Net Income                                  $     68,000          $     51,000          $    261,000          $    389,000
                                                     ============          ============          ============          ============

Earnings per share:                                  $       0.02          $       0.01          $       0.07          $       0.10
                                                     ============          ============          ============          ============

Basic weighted average shares outstanding               3,934,000             3,945,000             3,941,000             3,942,000
                                                     ============          ============          ============          ============

Diluted weighted average shares outstanding             3,934,000             3,945,000             3,941,000             3,943,000
                                                     ============          ============          ============          ============

                 See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
     Consolidated Statements of Cash Flows (Unaudited)

                                                                                  Nine Months Ended
                                                                                      October 31
                                                                          -----------------------------------
                                                                              1999                   1998
                                                                              ----                   ----
Cash flows from operating activities:

     Net income                                                           $   261,000           $   389,000
     Adjustment to reconcile net income to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                                     518,000               470,000
            Stock compensation                                                176,000               415,000
            Change in deferred income taxes                                  (133,000)              (48,000)
            Change in current assets & liabilities                         (1,220,000)           (1,630,000)
                                                                          -----------           -----------
     Net cash provided by (used in) operating activities                     (398,000)             (404,000)
                                                                          -----------           -----------

Cash flows from investing activities:

     Purchase of property, plant and equipment                               (702,000)             (656,000)
     Changes in other assets                                                 (237,000)              (66,000)
     Exercise of stock options                                                      0                 3,000
                                                                          -----------           -----------

     Net cash provided by (used in) investing activities                     (939,000)             (719,000)
                                                                          -----------           -----------

Cash flows from financing activities:

     Proceeds from/(repayment on) long-term debt
         and notes payable                                                  1,213,000             1,088,000
     Purchase of treasury stock                                              (340,000)                    0
     Repayment of related party notes payable                                       0              (225,000)
                                                                          -----------           -----------

     Net cash provided by (used in) financing activities                      873,000               863,000
                                                                          -----------           -----------

Net (decrease) in cash and cash investments                                  (464,000)             (260,000)

Cash and cash investments, beginning of period                              1,718,000             2,075,000
                                                                          -----------           -----------

Cash and cash investments, end of period                                  $ 1,254,000           $ 1,815,000
                                                                          ===========           ===========

     Cash paid for:
         Interest                                                         $   351,000           $   230,000
                                                                          ===========           ===========

         Income taxes                                                     $   139,000           $     1,000
                                                                          ===========           ===========

                 See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ended January 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 1999.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 1999, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. During 1997 the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of October 31, 1999 the company had utilized all amounts originally recorded in Other accrued expenses, and phase-one remediation has been completed. Management believes that any additional liability for any further remediation will not have a material affect on the financial position of the company.

NOTE C - WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS OUTSTANDING
         COMPUTATION OF EARNINGS PER SHARE
--------------------------------------------------------------------------

                                          For the three months ended           For the nine months ended
                                         October 31,      October 31,         October 31,   October 31,
                                             1999             1998                1999          1998
                                             ----             ----                ----          ----
Basic weighted average common
     shares outstanding                   3,934,000        3,945,000           3,941,000     3,942,000
Weighted average common equivalents               0                0                   0         1,000
                                          ---------        ---------           ---------     ---------

Shares used in diluted EPS calculation    3,934,000        3,945,000           3,941,000     3,943,000

PART 1.  FINANCIAL INFORMATION
-------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the three months ended October 31, 1999 increased by 31% to $6,237,000 as compared to $4,748,000 for the same period in the preceding year. For the nine months ended October 31, 1999, net sales increased by 14% to $16,992,000 from $14,964,000 in the prior year period.

Gross profit as a percentage of net sales equaled 36% in the third quarter of FY2000 versus 40% during the same period in the prior year. This decrease is largely the result of higher-than-average sales of a lower margin product, where a certain OEM customer required expedited deliveries in the third quarter of FY 2000. For the nine months ended October 31, 1999 the gross profit margin equaled 37% as compared to 39% in the prior year period.

Selling, General and Administrative expenses increased during the third quarter ended October 31, 1999 to $1,994,000 as compared to $1,729,000 during the same period in the prior fiscal year. However, as a percentage of net sales S,G&A declined to 32% from 36% in the prior year period. For the nine months ended October 31, 1999 S,G&A increased to $5,592,000 from $4,989,000 in the prior year period and as a percentage of net sales remained stable at 33% versus the prior year period.

Interest expense totaled $109,000 for the three months ended October 31, 1999 versus $69,000 during the same period in the preceding year. For the nine months ended October 31, 1999 interest expense totaled $280,000 versus $173,000 in the prior year period. The increase is due primarily to increased short and long-term borrowings.

For the third quarter ended October 31, 1999 the Company recorded a net profit of $68,000, or $0.02 per share, compared to a net profit of $51,000, or $0.01 per share during the same period in the preceding year. For the nine months ended October 31, 1999 the Company's net profit equaled $261,000, or $0.07 per share as compared to $389,000, or $0.10 per share during the prior year period.

Working capital equaled $11,696,000 at October 31, 1999 and the Company's current ratio approximated 3.28:1. Significant sources of cash during the first nine months of FY 2000 included funds generated from borrowings under the Company's credit facilities and funds generated from operations. Significant uses of cash during the same period included increases in accounts receivable and inventory. The purchase of property and equipment comprised the majority of other uses of cash during the nine months ended October 31, 1999. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

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

Software programs utilized by the Company in its Manufacturing, Accounting and Payroll functions were all purchased by third-party vendors and included upgrades for, among other things, the Year 2000 issue. As of October 31, 1999, all upgrades provided by software vendors, which include compliance and certification with the Year 2000 issue, have been installed and tested to ensure compliance with the Year 2000 issue.

In May 1998, questionnaires requiring vendor certifications were sent to all key vendors. These certifications address issues primarily related to the vendors' ability to provide uninterrupted service or product flow to the Company into the new millennium. As of October 31, 1999, 100% of all key vendors and approximately 95% of all other vendors questioned completed the questionnaire and certified that they are either in compliance or will be in compliance prior to the year 2000.

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

FORWARD LOOKING STATEMENTS

This document contains statements that constitute "forward-looking " statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. "Forward-looking" statements contained in this document include the intent, belief or current expectations of the Company and its senior management team with respect to the future prospects of the Company's operations, and belief concerning profits from future operations and the Company's overall future business prospects, as well as the assumptions upon which such statements are based. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this document include, but are not limited to, adverse developments with respect to the operations of the Company's business units, failure to meet operating objectives or to execute the business plan, and the failure to reach revenue or profit projections. The Company undertakes no obligation to update or revise the forward-looking statements contained in this document to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART II. OTHER INFORMATION

AEROSONIC CORPORATION

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 None

             (b) Reports on form 8-K

                 The company did not file any report on form 8-K during the three months ended October 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AEROSONIC CORPORATION
                                             ---------------------
                                                  (Registrant)


Date: December 15, 1999
      -----------------                      -----------------------------------
                                             Eric J. McCracken
                                             Executive Vice President
                                             and Chief Financial Officer