Form 10-K
period 2000-01-31
AEROSONIC CORP /DE/
filed 2000-05-01
CIK 109471

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                               -------------------

    For the Fiscal Year Ended January 31, 2000 Commission File Number 0-4988

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

As of April 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $26,157,120

As of April 24, 2000, the issuer had 3,915,899 shares of Common Stock outstanding, net of treasury shares.


                       Documents Incorporated by Reference

            Document                                   Part of 10K
    Proxy Statement for the 2000             Part II, Items 10, 11, 12 and 13
   Annual Meeting of Stockholders

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

Item l.  Business.
         --------

Aerosonic Corporation ("the Company") is principally engaged in one business segment: the manufacture of aircraft instruments ("Instruments"). In August 1998, the Company formed a new division entitled Precision Components, to perform precision high volume machining of mechanical components, which was not significant to operations in fiscal year 2000 or 1999.

The Company was incorporated under the laws of Delaware in l969, and in l970 merged with a Florida company (formerly known as "Aerosonic Corporation"). As used herein, unless the context requires otherwise, "Aerosonic" or the "Company" includes Aerosonic Corporation and its operating subsidiary, Avionics Specialties, Inc.

The Company consists of three operating divisions: The Clearwater, Florida Instrumentation Division ("Clearwater Instruments"), the Aerosonic Wichita, Kansas Instrumentation Division and Avionics Specialties, Inc. ("Avionics"), a Virginia Corporation wholly owned by Aerosonic Corporation. Clearwater Instruments was started in 1953 and primarily manufactures Altimeters, Airspeed Indicators, Rate of Climb Indicators, Microprocessor Controlled Air Data Test Sets, and a variety of other flight instrumentation. Avionics was a division of Teledyne Industries, Inc. prior to its acquisition by Aerosonic Corporation in January 1993. Avionics maintains four major product lines in the aircraft instrument segment: 1) Angle of Attack ("AOA")/Stall Warning Systems; 2) Inertial-Lead Vertical Speed Indicator ("IVSI"); 3) Power Analyzer and Recorder ("PAR") System (a turbine engine monitoring system) and 4) Vibration Monitoring and Analysis. For a description of the general development of these businesses, see the narrative below.

               PRODUCTS, SERVICES AND RECENT BUSINESS DEVELOPMENTS

Products and Distribution

The Company's products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the U.S. military services. Commercial sales increased to $17,402,000 from $14,848,000 in the prior fiscal year. Sales to the U.S. military have increased to $5,869,000 during the current fiscal year from $4,822,000 in the prior fiscal year. For the fiscal year ended January 31, 2000, approximately 75% of the Company's total sales were to the private sector and 25% to the military services.

Most of the Company's instrument sales are made directly through Company employees to original equipment manufacturers or to the military, with the Company's remaining sales being made through other distributors (who resell to aircraft operators).

The products manufactured by the Company, together with the approximate percentage of total sales contributed by each such product for the fiscal years ended January 31, 2000, 1999 and 1998 are as follows:

                                                          2000              1999               1998
                                                          ----              ----               ----
AOA/Stall Warning Systems                                 44%                35%               33%
Other Aircraft Instruments                                19%                22%               19%
Repairs                                                   14%                15%               14%
Altimeters                                                11%                15%               14%
Air Speed Indicators                                       6%                8%                14%
Spare Parts                                                4%                4%                 6%
Precision Components                                       2%                1%                 0%


                                                     ---------------   ----------------   ---------------
                                                          100%              100%               100%
                                                     ===============   ================   ===============

The aggregate amount of foreign sales were $7,116,000, $3,917,000 and $2,470,000 for the fiscal years ended January 31, 2000, 1999 and 1998, respectively. Domestic sales of the Company's products are made to many different commercial (non-government) customers. During fiscal year 2000, no single commercial customer represented over 10% of total sales.

Backlog

The Company's sales order backlog as of January 3l, 2000 was $30,824,000 as compared to $19,346,000 in the previous fiscal year. Management estimates that approximately 86% of the total backlog, or $26,509,000, can reasonably be expected to be filled during the current fiscal year.

U.S. Government contracts are subject to termination at the election of the Government and contain specific procedures for equitable settlement in the event of termination. It is not possible to predict whether, or to what extent, the present backlog may be reduced or postponed in the event of reductions or changes in U.S. Government programs. Some U.S. Government contracts contain fixed price options for future performance and are subject to exercise by the Government within specified time periods. These options are not included in the Company's contractual backlog. The U.S. Government represents approximately 10% of the Company's backlog at January 31, 2000.

Employees

As of the fiscal year ended January 3l, 2000, the Company employed approximately 274 employees in its business operations. This consisted of 142 Clearwater Instrument employees, 8 Kansas Instrument employees and 124 Avionics employees. The Company's employees are not represented by labor unions. Management regards its relations with its employees to be good.

Research and Development

The Company expended approximately $801,000 and $630,000 in research and development costs for potential new products and enhancements during the fiscal years ended January 31, 2000 and 1999. There are approximately 23 engineers at Aerosonic and Avionics, on a full- or part-time basis, involved in these activities. Research and development activities for fiscal year 2000 included the continued development of active matrix multifunction displays and transducer and servo driven instruments. Incorporating this new technology into the Company's traditional product line is expected to increase product reliability, while at the same time reduce production costs associated with assembly. Additional new product development activities included a two-inch pressure-driven artificial horizon indicator, a new cabin pressure monitoring system and business jet runway system using already-developed GPS instrumentation. Aerosonic currently enjoys a sizeable market share in the other two-inch stand-by instruments that make up the three primary flight instruments, altitude, airspeed and attitude required in all aircraft. These new indicators will allow the Company to dominate the primary standby indicator market. Product enhancement activities included software enhancements for the air data test set to meet a market demand for additional functionality.

Research and development in fiscal year 2000 at Avionics Specialties focused on bringing the "next generation" products to the pre production stage where testing and qualification can be accomplished. The Engine and Vibration Monitoring System (EVMS) has completed safety of flight-testing and is being installed and certified on helicopters in China, Norway, and the United States. The completion of the qualification tests for the EVMS system this year along with its certification will complete the design effort for this system. The Integrated Multifunction Probe (IMFP) will complete the integration of pressure sensors and electronics from Honeywell, Incorporated and begin wind tunnel testing, followed by initial flight tests. This activity is in preparation for the use of the IMFP on the Korean KTX, F-16 block 60 upgrade, and a specific regional passenger jet. The combined stall warning computer and angle of attack transmitter (SWTx) has completed qualification testing and development work this year will focus on the software customization necessary for the certification of the several aircraft that have selected this system. Avionics Specialties is also involved in the CASA C295 program, which received its Joint Aviation Authorities certification at the end of FY2000 and the Raytheon Premier and U-2 programs should be completed this year. Two other specific programs are scheduled to begin testing with the SWTx system during fiscal year 2000.

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

All properties are well maintained, fully occupied by the Company and suitable for the Company's present level of production. All locations operate more than one shift, five days a week. The property in Wichita, Kansas is owned by the Company and is unencumbered. The Clearwater, Florida property is mortgaged in accordance with an Industrial Revenue Bond executed in l988. (See Note 6, "Financial Statements".)

The Charlottesville, Virginia property was purchased from Teledyne Industries in April 1994 for $1,260,000, and is mortgaged by a long-term note with the Company's bank. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land.

Item 3.  Legal Proceedings.
         -----------------

The Company was sued in September of 1996 by David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion. An amended complaint, adding claims for civil theft against both defendants, was filed by the Company in October of 1997. Discovery has not yet been completed and a trial date has not yet been set. Management believes that the ultimate resolution of this matter will not have a material effect on the financial position of the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.

PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         ----------------------------------------------------------------
         Matters.
         -------

The Company's Common Stock is traded on the American Stock Exchange under the symbol "AIM". The range of high and low bid quotations as reported by the American Stock Exchange for each of the quarters of the fiscal years ended January 3l, 2000 and January 3l, l999 is as follows:

     Fiscal Year Ended January 31, 2000
     ----------------------------------

   Quarter                         Bid                          Bid
-------------------------------------------------------------------------
      1             High         15-5/16          Low          11-3/4
-------------------------------------------------------------------------
      2             High          14-3/4          Low         11-9/16
-------------------------------------------------------------------------
      3             High          14-1/2          Low          11-1/8
-------------------------------------------------------------------------
      4             High            13            Low            10
-------------------------------------------------------------------------


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

As of April 24, 2000, the Company's outstanding shares of common stock were owned by approximately 3,009 shareholders of record.

Item 6.  Selected Financial Data.
         ------------------------

The following selected financial data for the five years in the period ended January 31, 2000 have been derived from the Company's Consolidated Financial Statements.


                                                                Years Ended January 31,
                                                                -----------------------

                                         2000             1999            1998             1997             1996
                                    -------------   --------------   --------------   --------------   ------------
Revenue                             $  23,271,000   $   19,670,000   $   19,326,000   $   20,232,000   $ 17,360,000
                                    =============   ==============   ==============   ==============   ============

Income (loss) from
  continuing operations             $     260,000   $      353,000   $    1,201,000   $    1,123,000   $ (1,293,000)
                                    =============   ==============   ==============   ==============   ============

Basic and diluted earnings (loss)
per share from
continuing operations               $        0.07   $         0.09   $         0.31   $         0.29   $      (0.34)
                                    =============   ==============   ==============   ==============   ============

Total assets                        $  22,774,000   $   20,417,000   $   18,315,000   $   17,215,000   $ 17,851,000
                                    =============   ==============   ==============   ==============   ============

Long-term obligations               $   3,906,000   $    3,396,000   $    3,572,000   $    2,444,000   $  2,814,000
                                    =============   ==============   ==============   ==============   ============

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

Results of Operations

Net sales for fiscal year 2000 were $23,217,000, which represents a $3,601,000, or 18%, increase from the prior year. The increase in sales during fiscal year 2000 is attributable largely to continued growth in the angle-of-attack product line.

Net Sales for fiscal year 1999 were $19,670,000, which represents a $344,000, or 2%, increase from the prior year. The net increase in sales during fiscal year 1999 is related to the expansion of the Company's product line, increased sales of the AOA transmitter and the overall expansion in the aircraft marketplace inclusive of increased requirements for new production aircraft and modification of existing aircraft worldwide.

Gross Margins

The Company's gross margin percentage declined to 36% during fiscal year 2000 compared to 39% in the prior fiscal year. This decline reflects management's concerted efforts to begin to sell off the lower margin products in order to begin to focus its entire efforts on the newer, high margin products.

During fiscal year 1999, the Company's gross margin remained stable at 39% compared to the prior fiscal year. This is in keeping with management's efforts to minimize costs within the manufacturing and service processes of the Company. In addition, management has focused on expanding the profitable product lines.

Selling General and Administrative Expenses

As a percentage of total sales, selling, general and administrative expenses decreased to 32% of sales, or $7,374,000, during fiscal year 2000 from 35%, or $6,891,000, during the prior fiscal year. The decrease, as a percentage of sales, from fiscal year 1999 is the result of management's efforts to reduce certain fixed costs in the overall operation while still absorbing higher R&D expenditures as compared to the prior fiscal year. The increase to 35%, or $6,891,000, during fiscal year 1999 from 28%, or $5,490,000, during fiscal year 1998 stems from several areas, through increased R&D expenditures, expenses related to the start up of the new Precision Components Division in fiscal year 1999 and non-cash stock compensation related expenses.

Interest Expense

Interest expense for fiscal year 2000, net of interest income, totaled $416,000 compared to $252,000 in the prior fiscal year, due to increased short- and long-term borrowings primarily related to the start-up of the new Precision Components Division and increased interest rates. The Company's short- and long-term borrowings increased by $1,071,000 to $6,607,000 at the end of fiscal year 2000 compared to $5,536,000 at the end of fiscal year 1999.

Interest expense for fiscal 1999, net of interest income, increased by $20,000 from fiscal 1998, due to increased short- and long-term borrowings.

Income Tax Expense

Income tax expense decreased during fiscal year 2000 to $222,000 as compared to $228,000 during fiscal year 1999. The decrease was primarily due to decreases in pretax income. Income tax expense as a percent of income was approximately 46% in fiscal year 2000, and 39% in fiscal year 1999. The increased tax rate was due primarily to higher non-deductible expenses in fiscal year 2000.

Income tax expense decreased during fiscal year 1999 to $228,000 as compared to income tax expense of $734,000 during fiscal year 1998. The decrease was primarily due to decreases in pretax income. Income tax expense as percent of income was approximately 39% during fiscal year 1999 and 38% during fiscal 1998.

Basic and Diluted Earnings Per Share

The Company recorded net income of $260,000, or $0.07 per share during fiscal year 2000 as compared to $353,000, or $0.09 per share during fiscal year 1999.

Net Income was $353,000 or $0.09 per share during fiscal year 1999 as compared to net income of $1,201,000, or $0.31 per share in fiscal year 1998.

Liquidity and Capital Resources

Management considers liquidity to be the Company's ability to generate adequate cash to meet its short- and long-term business needs. The principal internal source of such cash is the Company's operations, while external sources include borrowings under the Company's credit facilities.

Net cash used in operating activities during fiscal year 2000 was $724,000 compared to net cash used in l999 of $1,332,000. During fiscal year 2000, significant net cash used in operating activities resulted primarily from increases in accounts receivable and inventory. During fiscal year 1999, significant cash used also resulted primarily from increases in accounts receivable and inventory.

Net cash used in investing activities during fiscal year 2000 was $558,000 compared to net cash used of $648,000 in the prior fiscal year. Capital expenditures during fiscal year 2000 of $558,000 primarily consisted of machinery and equipment used in the new Precision Components Division. These expenditures were funded by borrowings under the Company's revolving credit facility. Capital expenditures during fiscal year 1999 of $648,000 consisted primarily of machinery and equipment, also related to the Precision Components Division, which was funded under the Company's revolving credit facility.

Net cash generated through financing activities during fiscal year 2000 was $528,000 compared to net cash generated of $1,623,000 in the prior fiscal year. This was due primarily to borrowings related to the Precision Components Division.

The Company has a $2,450,000 revolving credit facility, which expires in June 2000 and bears interest at the trailing 90-day treasury index plus 2.75%. At January 31, 2000, there was approximately $135,000 available under this facility.

The Company's current ratio was 2.80 to 1 at January 31, 2000 compared to 3.55 to 1 at January 31, 1999. In addition, working capital increased by $14,000 to $11,211,000 in fiscal year 2000. The increase primarily relates to increases in current assets slightly exceeding increases in short term borrowings and other current liabilities.

Funds necessary for future capital expenditures, notes payable and long-term debt payments and other cash flow needs in the ordinary course of business are expected to be funded primarily from current cash resources, internally generated funds and availability under the current borrowing arrangements.

Year 2000

Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures, which could result in an adverse effect on the Company's operations.

The Company instituted a Year 2000 task force, which has initiated a comprehensive project to prepare its information technology ("IT") systems and non-IT systems for the Year 2000. The project included identification and assessment of software, hardware and equipment that could potentially be affected by the Year 2000 issue, remedial action and further testing procedures. As of January 31, 2000, the Company had spent approximately $10,000 in connection with addressing the Year 2000 issue.

In assessing the risks presented by the Year 2000 compliance issues, the task force identified potential worst case scenarios involving failure of the IT and non-IT systems. As of April 2000, the Company did not experience material disruption or other significant problems in its IT and non-IT systems. In addition, as of the same date, the Company is not aware of any material Year 2000 compliance issues relating to IT and non-IT systems of third party business partners with which the Company maintains material relationships. In addition, the task force continues to monitor systems used by the Company and maintains contact with third party businesses with which the Company has material relationships with respect to Year 2000 compliance and any Year 2000 issues that may arise at a later date. The task force will develop contingency plans relating to ongoing Year 2000 issues at the time such issues are identified and such plans are deemed necessary.

Based on the upgrades, remedial measures and the normal functioning to date of the IT and non-IT systems, management does not foresee significant risks associated with its Year 2000 compliance efforts. However, there can be no assurance that the Company or any third party business partners will not have ongoing Year 2000 compliance issues that may have an adverse effect on the Company.

Acquisitions

Currently, the Company has no arrangements or understandings with respect to any acquisitions. However, the Company continues to monitor acquisition opportunities.

Accounting Standards

In 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging. This standard is effective for fiscal years beginning after June 15, 2000. The new standard, as amended, requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. At this point, the company does not anticipate that the adoption of FAS133 will significantly impact its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," subsequently amended by SAB No. 101A. This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The SAB provides additional guidance regarding when revenue is realized, earned and properly recognized. The SAB is required to be adopted for the quarter ended June 30, 2000. The Company is evaluating SAB 101 and the effect it may have on the consolidated financial statements.

Other Matters
-------------

Major emphasis is being devoted to continuing last year's effort of sales expansion and transitioning out of the lower-margin products into the higher technology, higher-margin products. However, due to market requirements, and maintaining solid customer relationships, Company management elected to expend Company resources to add value and begin to sell off much of the older, lower margin products. The areas of focus lie with continuing the effort of selling off the older product line and introducing a wider array of products that incorporate both existing designs and new technology allowing the Company to compete for a larger portion of cockpit panel space. Additionally, these new designs incorporate technology that enables a higher degree of automation in the production process, thereby increasing production efficiencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Interest Rate Risk
------------------

The Company is exposed to changes in interest rates primarily as a result of its variable rate short-term and long-term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense by approximately $36,000 based on the balance of variable rate debt outstanding at January 31, 2000.

Item 8. Financial Statements and Supplementary Data.
        --------------------------------------------

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page 15 and are included in this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

Not applicable.

                                    PART III

Item l0.  Directors and Executive Officers.
          ---------------------------------

Information concerning the Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2000.


Item ll.  Executive Compensation.
          ----------------------

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2000.

Item l2.  Security Ownership of Certain Beneficial Owners to Management.
          -------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2000.

Item l3.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2000.

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

(a) (1)             Financial Statements:

The following consolidated financial statements of the Company are included herein.

                                                                                 Page
                                                                                 ----
Report of Independent Certified Public Accountants                              F - 1

Consolidated Balance Sheets at January 31, 2000 and 1999                        F - 2

Consolidated Statements of Income for the years ended
   January 31, 2000, 1999 and 1998                                              F - 3

Consolidated Statements of Shareholders' Equity for the years
   ended January 31, 2000, 1999 and 1998                                        F - 4

Consolidated Statements of Cash Flows for the years ended
   January 31, 2000, 1999 and 1998                                              F - 65

Notes to Consolidated Financial Statements                                     F-6 - F-15

(a) (2)             Financial Statement Schedules:

All schedules have been omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's Consolidated Financial Statements, including the notes thereto.

(a) (3)             Exhibits:

None.

(b)                 Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 2000.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By: /s/ J. Mervyn Nabors                                  Date:  April 26, 2000
    --------------------                                         --------------
      J. Mervyn Nabors, President
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ J. Mervyn Nabors
    --------------------
    J. Mervyn Nabors                                      Date:  April 26, 2000
    President, Chief Executive Officer
    and Chairman of the Board

    /s/ David A. Baldini
    --------------------
    David A. Baldini                                      Date:  April 26, 2000
    Vice President and
    Vice Chairman of the Board

    /s/ Eric J. McCracken
    ---------------------
    Eric J. McCracken                                     Date:  April 26, 2000
    Executive Vice President,
    Chief Financial Officer and Director

    /s/ P. Mark Perkins
    -------------------
    P. Mark Perkins                                       Date:  April 26, 2000
    Executive Vice President and Director

    /s/ Carm Russo
    --------------
    Carm Russo                                            Date:  April 26, 2000
    Executive Vice President and Director

    /s/ William C. Parker
    ---------------------
    William C. Parker, Director                           Date:  April 26, 200

    /s/ Melissa Clark Daley
    -----------------------
    Melissa Clark Daley, Director                         Date:  April 26, 2000

Aerosonic Corporation and Subsidiary
Report on Audit of Consolidated
Financial Statements
For the Years Ended January 31, 2000,
1999 and 1998




Aerosonic Corporation and Subsidiary

Table of Contents
----------------------------------------------------------------------------------------------------------------------


                                                                                                            Page(s)

Report of Independent Certified Public Accountants                                                          F-1


Consolidated Financial Statements:

     Consolidated Balance Sheets - January 31, 2000 and 1999                                                F-2

     Consolidated Statements of Income - For the Years Ended
         January 31, 2000, 1999 and 1998                                                                    F-3

     Consolidated Statements of Shareholders' Equity - For the Years Ended
         January 31, 2000, 1999 and 1998                                                                    F-4

     Consolidated Statements of Cash Flows - For the Years Ended
         January 31, 2000, 1999 and 1998                                                                    F-5

     Notes to Consolidated Financial Statements                                                           F-6-15

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders of Aerosonic Corporation Clearwater, Florida


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, and of cash flows listed in the index appearing under Item 14(a)(1) on page 16 present fairly, in all material respects, the financial position of Aerosonic Corporation and its subsidiary (the Company) as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Tampa, Florida
April 10, 2000

Aerosonic Corporation and Subsidiary

Consolidated Balance Sheets
January 31, 2000 and 1999
------------------------------------------------------------------------------------------------------------------


                                                                                      2000              1999
Assets
Current assets:
    Cash and cash equivalents                                                       $    964,000      $  1,718,000
    Receivables                                                                        5,349,000         4,394,000
    Income tax receivable                                                                      -            13,000
    Inventories                                                                       10,606,000         8,888,000
    Prepaid expenses                                                                     128,000           161,000
    Deferred income taxes                                                                388,000           391,000
                                                                                 ----------------  ----------------
        Total current assets                                                          17,435,000        15,565,000
                                                                                 ----------------  ----------------

Property, plant and equipment, net                                                     4,462,000         4,434,000
Capitalized software costs and other assets                                              877,000           418,000
                                                                                 ----------------  ----------------
                                                                                       5,339,000         4,852,000
                                                                                 ----------------  ----------------

                                                                                    $ 22,774,000      $ 20,417,000
                                                                                 ================  ================

Liabilities and Shareholders' Equity
Current liabilities:
    Current maturity of long-term debt and notes payable                            $    542,000      $    328,000
    Revolving credit facilities                                                        2,314,000         2,140,000
    Accounts payable, trade                                                            1,968,000           987,000
    Compensation and benefits                                                            659,000           685,000
    Income taxes payable                                                                 144,000                 -
    Other accrued expenses                                                               597,000           228,000
                                                                                 ----------------  ----------------

      Total current liabilities                                                        6,224,000         4,368,000

Long-term debt and notes payable, net of current maturity                              3,751,000         3,068,000
Deferred income taxes                                                                    155,000           231,000
                                                                                 ----------------  ----------------
      Total liabilities                                                               10,130,000         7,667,000
                                                                                 ----------------  ----------------

Commitments and contingencies (Note 11)

Shareholders' equity:
    Common stock, $.40 par value; authorized 8,000,000 shares,
        issued and outstanding 3,986,262                                               1,595,000         1,595,000
    Additional paid-in capital                                                         4,440,000         4,335,000
    Retained earnings                                                                  7,244,000         6,984,000
    Less treasury stock: 68,963 shares in 2000 and 39,659 shares
        in 1999, at cost                                                                (635,000)         (164,000)
                                                                                 ----------------  ----------------
      Total shareholders' equity                                                      12,644,000        12,750,000
                                                                                 ----------------  ----------------

                                                                                    $ 22,774,000      $ 20,417,000
                                                                                 ================  ================

        The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Consolidated Statements of Income
For the Years Ended January 31, 2000, 1999 and 1998
----------------------------------------------------------------------------------------------------------------------

                                                                    2000              1999              1998
Net sales                                                        $ 23,271,000       $ 19,670,000      $ 19,326,000

Cost of goods sold                                                 14,920,000         11,934,000        11,780,000
                                                               ---------------   ----------------  ----------------

      Gross profit                                                  8,351,000          7,736,000         7,546,000

Selling, general and administrative expenses                        7,374,000          6,891,000         5,490,000
                                                               ---------------   ----------------  ----------------

      Operating income                                                977,000            845,000         2,056,000
                                                               ---------------   ----------------  ----------------

Other income (deductions):
    Interest expense, net                                            (416,000)          (252,000)         (232,000)
    Other, net                                                        (79,000)           (12,000)          111,000
                                                               ---------------   ----------------  ----------------
                                                                     (495,000)          (264,000)         (121,000)
                                                               ---------------   ----------------  ----------------

Income from before income
      taxes                                                           482,000            581,000         1,935,000
Income tax expense                                                    222,000            228,000           734,000
                                                               ---------------   ----------------  ----------------

      Net income                                                 $    260,000       $    353,000      $  1,201,000
                                                               ===============   ================  ================


Basic and diluted earnings per share                             $        .07       $        .09      $        .31
                                                               ===============   ================  ================

Basic weighted average shares outstanding                           3,937,078          3,944,359         3,867,057
                                                               ===============   ================  ================

Diluted weighted average shares outstanding                         3,937,078          3,944,893         3,893,579
                                                               ===============   ================  ================

        The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Consolidated Statements of Shareholders' Equity
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------------------------------------------------------

                                                                 Additional                                          Total
                                                    Common         Paid-In        Retained        Treasury       Shareholders'
                                                    Stock          Capital        Earnings          Stock            Equity
                                                 -------------   ------------    ------------    ------------    ---------------
Balances at February 1, 1997                       $1,595,000     $3,410,000      $5,430,000       $(308,000)      $ 10,127,000

     Net income                                             -              -       1,201,000               -          1,201,000

     Exercise of 60,500 stock options                       -         78,000               -         104,000            182,000

     Reissuance of 14,960 shares of treasury stock          -        148,000               -          26,000            174,000

     Employee stock bonus of 26,900 shares                  -         48,000               -          46,000             94,000
                                                 -------------   ------------    ------------    ------------    ---------------

Balances at January 31, 1998                       $1,595,000     $3,684,000      $6,631,000       $(132,000)      $ 11,778,000

     Net income                                             -              -         353,000               -            353,000

     Exercise of 1,000 stock options                        -          1,000               -           2,000              3,000

     Purchase of 10,000 shares of treasury stock            -              -               -        (120,000)          (120,000)

     Employee stock bonus of 36,800 shares                  -        493,000               -          71,000            564,000

     Reissuance of 8,934 shares treasury stock              -        157,000               -          15,000            172,000
                                                 -------------   ------------    ------------    ------------    ---------------

Balances at  January 31, 1999                       1,595,000      4,335,000       6,984,000        (164,000)        12,750,000

     Net income                                             -              -         260,000               -            260,000

     Purchase of 43,500 shares of treasury stock            -              -               -        (542,000)          (542,000)

     Reissuance of 13,696 shares of treasury stock          -        101,000               -          69,000            170,000

     Employee stock bonus of 500 shares                     -          4,000               -           2,000              6,000
                                                 -------------   ------------    ------------    ------------    ---------------

Balances at January 31, 2000                       $1,595,000     $4,440,000      $7,244,000       $(635,000)      $ 12,644,000
                                                 -------------   ------------    ------------    ------------    ---------------

Aerosonic Corporation and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended January 31, 2000, 1999 and 1998
----------------------------------------------------------------------------------------------------------------------

                                                                     2000              1999               1998
Cash flows from operating activities:
    Net income                                                      $   260,000       $   353,000      $  1,201,000
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Increase (decrease) in allowance for doubtful accounts            (23,000)            5,000           (29,000)
      Stock compensation                                                176,000           736,000           268,000
      Depreciation                                                      530,000           583,000           533,000
      Amortization                                                       30,000            17,000                 -
      Loss on disposal of equipment                                           -                 -            14,000
      Deferred income taxes                                             (73,000)         (111,000)         (285,000)
      Changes in current assets and liabilities:
        Receivables                                                    (932,000)       (1,051,000)           79,000
        Income tax receivable                                            13,000           (13,000)          149,000
        Inventories                                                  (1,718,000)         (831,000)         (771,000)
        Cost and estimated earnings in excess of billings on
             uncompleted contract                                             -            48,000            10,000
        Prepaid expenses                                                 33,000          (125,000)           30,000
        Other assets                                                   (489,000)         (367,000)           22,000
        Accounts payable                                                981,000           578,000          (555,000)
        Income taxes payable                                            144,000          (836,000)          836,000
        Accrued expenses and other liabilities                          344,000          (318,000)          (12,000)
                                                                ----------------  ----------------   ---------------
           Net cash provided by (used in) operating activities         (724,000)       (1,332,000)        1,490,000
                                                                ----------------  ----------------   ---------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                              -                 -            34,000
    Capital expenditures                                               (558,000)         (648,000)         (459,000)
    Collection of note receivable                                             -                 -            30,000
                                                                ----------------  ----------------   ---------------
           Net cash used in investing activities                       (558,000)         (648,000)         (395,000)
                                                                ----------------  ----------------   ---------------

Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                    1,974,000                 -         1,432,000
    Proceeds from revolving credit facilities                           174,000         2,140,000                 -
    Purchase of treasury stock                                         (542,000)         (120,000)                -
    Principal payments on long-term debt and notes payable           (1,078,000)         (175,000)       (1,609,000)
    Principal payments on related party notes payable                         -          (225,000)         (275,000)
    Proceeds from exercise of stock options                                   -             3,000           182,000
                                                                ----------------  ----------------   ---------------
           Net cash provided by (used in) financing activities          528,000         1,623,000          (270,000)
                                                                ----------------  ----------------   ---------------

Net increase (decrease) in cash and cash equivalents                   (754,000)         (357,000)          825,000
Cash and cash equivalents at beginning of year                        1,718,000         2,075,000         1,250,000
                                                                ----------------  ----------------   ---------------

Cash and cash equivalents at end of year                            $   964,000       $ 1,718,000      $  2,075,000
                                                                ================  ================   ===============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                      $   485,000       $   259,000      $    232,000
      Income taxes                                                  $   139,000       $ 1,057,000      $     95,000

        The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

1.   Description of Business and Summary of Significant Accounting Policies

     Description of Business

     The primary business of Aerosonic Corporation and subsidiary (the Company) is to manufacture and sell aircraft instrumentation to government and commercial users (instrument division) from its plants located in Florida, Virginia and Kansas. The Company's customers are located worldwide.

     Principles of Consolidation

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

     Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2000 and 1999, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business in the aviation industry worldwide.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings.

     Research and Development

     Research and development costs are normally expensed as incurred. Research and development expense approximated $801,000, $630,000 and $443,000, during the years ended January 31, 2000, 1999 and 1998, respectively.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     Capitalized Software Costs

     Included in other assets are capitalized software, which are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense on a straight line method over three years from the date the product becomes available for general release to customers. Software costs of $386,000 and $364,000 were capitalized during the years ended January 31, 2000 and 1999, respectively. Total capitalized costs were $750,000 and $364,000 at January 31, 2000 and 1999, respectively. Accumulated amortization amounted to $47,000 and $17,000 at January 31, 2000 and 1999, respectively.

     Income Taxes

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

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     Computation of Earnings Per Share

     Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows:

                                                                        2000              1999              1998
    Weighted average common stock outstanding                           3,937,078          3,944,359         3,867,057
    Weighted average common stock equivalents                                   -                534            26,522
                                                                   ---------------   ----------------  ----------------

    Shares used in diluted earnings per share calculation               3,937,078          3,944,893         3,893,579
                                                                   ===============   ================  ================

     Use of Estimates in the Financial Statements

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

     Segment Reporting

     As of January 31, 2000 management does not believe the Company has any reportable segments as defined in SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

     New Accounting Pronouncements

     In 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging." This standard is effective for fiscal years beginning after June 15, 2000. The new standard, as amended, requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. As this point, the company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," subsequently amended by SAB No. 101A. This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The SAB provides additional guidance regarding when revenue is realized, earned and properly recognized. The SAB is required to be adopted for the quarter ended June 30, 2000. The Company is evaluating SAB 101 and the effect it may have on the consolidated financial statements. At this time, management believes that SAB 101 will not have a material impact on the Company's financial position or results of operations.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     Reclassifications

     Certain amounts shown in prior years have been reclassified to conform with the 2000 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholder's equity or net income.

2.   Receivables

     Receivables at January 31, 2000 and 1999 consisted of the following:

                                                                                            2000              1999
     Trade, less allowance for doubtful accounts of $50,000 in 2000
           and $73,000 in 1999                                                             $5,317,000        $4,361,000
     Officers and employees                                                                    32,000            33,000
                                                                                      ----------------  ----------------
                                                                                           $5,349,000        $4,394,000
                                                                                      ================  ================


3.   Inventories

     Inventories at January 31, 2000 and 1999 consisted of the following:

                                                                                             2000              1999
     Raw materials and work in process                                                   $ 10,056,000        $8,306,000
     Finished goods                                                                           550,000           582,000
                                                                                      ----------------  ----------------
                                                                                         $ 10,606,000        $8,888,000
                                                                                      ================  ================

4.   Property, Plant and Equipment

     Property, plant and equipment at January 31, 2000 and 1999 consisted of the following:

                                                                        Estimated
                                                                       Useful Life
                                                                         (Years)             2000              1999
                                                                    ---------------   ----------------  ----------------
     Land and improvements                                             15 - 20              $ 474,000         $ 466,000
     Buildings and improvements                                        25 - 30              3,396,000         3,367,000
     Machinery and equipment                                            3 - 10              4,754,000         4,295,000
     Patterns, dies, and tools                                          3 - 5                 222,000           189,000
     Furniture and fixtures                                             5 - 10                566,000           524,000
                                                                                      ----------------  ----------------
                                                                                            9,412,000         8,841,000
     Less accumulated depreciation and amortization                                         4,950,000         4,407,000
                                                                                      ----------------  ----------------
                                                                                           $4,462,000        $4,434,000
                                                                                      ================  ================

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

5.   Income Taxes

     Income tax (expense) benefit for the years ended January 31, 2000, 1999 and 1998 consisted of:

                                                                   2000                 1999                 1998
     Current:
         Federal                                                   (287,000)          $ (294,000)          $ (957,000)
         State                                                      (44,000)             (45,000)             (62,000)
                                                            ----------------     ----------------     ----------------
                                                                   (331,000)            (339,000)          (1,019,000)
                                                            ----------------     ----------------     ----------------
     Deferred:
         Federal                                                     95,000               97,000              279,000
         State                                                       14,000               14,000                6,000
                                                            ----------------     ----------------     ----------------
                                                                    109,000              111,000              285,000
                                                            ----------------     ----------------     ----------------
                                                                 $ (222,000)          $ (228,000)          $ (734,000)
                                                            ================     ================     ================

     Federal tax rate                                                (34.00)%             (34.00)%            (34.00)%
     Increase in taxes resulting from:
         State income taxes, net of federal tax benefit               (3.30)               (3.30)              (3.85)
         Decrease in valuation allowance                                  -                    -                3.15
         Other                                                        (8.70)               (2.03)              (3.20)
                                                            ----------------     ----------------     ---------------

     Effective tax rate                                              (46.00)%             (39.33)%            (37.90)%
                                                            ================     ================     ===============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2000 and 1999 are as follows:

                                                                                             2000              1999
     Current deferred tax assets:
         Accounts receivable                                                                $ (45,000)        $ (68,000)
         Inventories, principally due to additional costs inventoried for tax
             purposes pursuant to the Tax Reform Act of 1986                                  336,000           330,000
         Compensated absences, principally due to accrual for financial
             reporting purposes                                                                97,000           105,000
         Other                                                                                      -            24,000
                                                                                      ----------------  ----------------
             Total current deferred tax assets                                                388,000           391,000
                                                                                      ----------------  ----------------

     Deferred tax liabilities:
         Property, plant and equipment, principally due to differences in
             depreciation and capitalized interest                                            155,000           231,000
                                                                                      ----------------  ----------------

             Total gross deferred tax liabilities                                             155,000           231,000
                                                                                      ----------------  ----------------

                Net deferred tax asset                                                      $ 233,000         $ 160,000
                                                                                      ================  ================

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

6.   Long-Term Debt and Notes Payable

     Long-term debt and notes payable at January 31, 2000 and 1999 consisted of the following:

                                                                                                2000              1999
     Note payable                                                                           1,268,000        $1,600,000
     Industrial development revenue bonds                                                     965,000         1,039,000
     Mortgage note payable                                                                    831,000           757,000
     Note payable, equipment                                                                1,229,000                 -
                                                                                      ----------------  ----------------
                                                                                            4,293,000         3,396,000
     Less current maturity                                                                    542,000           328,000
                                                                                      ----------------  ----------------

     Long-term debt and notes payable, less current maturity                               $3,751,000        $3,068,000
                                                                                      ================  ================

     The amount of long-term debt and notes payable maturing in each of the fiscal years 2002, 2003, 2004 and 2005 approximates $542,000, $542,000,
     $542,000, $329,000 and $2,338,000, respectively.

     Note Payable

     The note payable is payable in monthly installments beginning in October 1998 through September 30, 2003 including interest at the 90-day average of the 90-day treasury bill plus 2.75% (7.74% and 7.09% at January 31, 2000 and 1999 respectively). The note payable is collateralized by accounts receivable and inventory.

     Industrial Development Revenue Bonds

     The industrial development revenue bonds are payable in quarterly principal installments of approximately $19,000 and monthly interest installments through December 2012 and bear interest at 90% of prime. The bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral has a carrying value of approximately $1,753,400 at January 31, 2000. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired, certain portions could become immediately payable, or the interest rate will be increased. In addition, the outstanding balance of $965,000 is subject to accelerated maturity upon a material, adverse change in financial condition or operation which in the opinion of the Trustee materially affect the borrower's ability to repay the obligation as defined in the loan agreement.

     Mortgage Note Payable

     The mortgage note is payable in monthly installments through May 2009, including interest at 7.5% through May 1999 and prime plus 1 percent thereafter. The lender has a put option exercisable in May 2001. The note is collateralized by substantially all property, plant and equipment at the Avionics Specialties, Inc. location. The collateralized property has a carrying value of approximately $1,318,000 at January 31, 2000.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     Note Payable, Equipment

     During September 1999, the Company converted its equipment revolving credit facility into a note payable. The note payable is payable in monthly installments beginning in September 1999 through September 2004 including interest at 8.05%. The note payable is collateralized by all machinery and equipment at the Clearwater location.

     The Company's long-term debt agreements include certain restrictive covenants, including restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and the requirement to maintain: a debt to tangible net worth ratio of 1.0:1, a current ratio of 2.0:1 and a long-term debt service coverage of 1.25:1. The Company is in compliance with all of the above debt covenants at January 31, 2000.

     SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2000 and 1999 approximates fair value due to their adjustable rates which change frequently. The prime rate of interest at January 31, 2000 and 1999 was 8.50% and 7.75%, respectively.

7.   Revolving Credit Facilities

     During 1999 the Company acquired a revolving credit facility in the amount of $2,450,000. Interest is payable monthly at the 90-day average of the 90-day treasury bill plus 2.75% (7.74% at January 31, 2000) and principal is payable on demand. The line of credit agreement is collateralized by receivables, inventory and general intangibles, and is subject to the same covenants included in the Company's long-term debt agreements. Approximately $135,000 of additional credit was available under this facility at January 31, 2000. The revolving credit facility matures in June 2000. The average interest rate under this facility for the year ended January 31, 2000 was 7.39%.

     During September 1998 the Company entered into a $1,300,000 revolving credit facility for new equipment purchases. The line of credit expired in September 1999, and was then converted to a note payable, equipment.

8.   Major Customer Information

     Sales to U. S. Government agencies, when combined, represented 10 percent or more of net sales and amounted to approximately $5,869,000, $4,822,000 and $6,536,000 for the years ended January 31, 2000, 1999 and 1998, respectively. Sales to an additional customer represented 10 percent or more of net sales and amounted to $2,271,000 and $1,599,000 for the years ended 1999 and 1998, respectively. Foreign sales for the years ended

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     January 31, 2000, 1999 and 1998 represented 10 percent or more of net sales and amounted to approximately $7,116,000, $3,917,000 and $2,470,000, respectively. All foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10 percent of net sales for years ended January 31, 2000, 1999 or 1998.

     Receivables at January 31, 2000 included approximately $1,035,000, $545,000 and $1,250,000 due from the U.S. government, an additional customer and foreign customers, respectively. Receivables at January 31, 1999 included approximately $821,000 and $874,000 due from the U.S. government and an additional customer, respectively. No other customers represented greater than 10 percent of receivables at January 31, 2000 or 1999.

9.   Benefit Plans

     Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 15% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant's yearly compensation. Such matching contributions will be made in cash or common stock of the Company. Additional contributions may be made at the Company's discretion. For the years ended January 31, 2000, 1999 and 1998, the Company's contribution was approximately $187,000, $172,000 and $174,000, respectively. During the years ended January 31, 2000, 1999 and 1998, the Company issued 13,696, 8,934 and 14,960 shares of treasury stock, respectively, in partial payment of the Plan. These stock contributions were properly accounted for as non-cash transactions.

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

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     A summary of the status of the Company's stock option plan is as follows:

                                                                                                           Exercise
                                                                                          Shares             Price
                                                                                      ----------------  ----------------
     Balance, January 31, 1997                                                                 72,000          $   3.00
     Exercised                                                                                (60,500)         $   3.00
     Canceled                                                                                  (7,500)
                                                                                      ----------------

     Balance, January 31, 1998                                                                  4,000
     Exercised                                                                                 (1,000)         $   3.00
     Canceled                                                                                  (3,000)         $   3.00
                                                                                      ----------------

     Balance, January 31, 1999                                                                      -
                                                                                      ================

     At January 31, 1999 there are no remaining options available for grant or exercise under the plan. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123 but applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its plan. SFAS No. 123 and APB No. 25 have no material financial accounting or reporting impact on the Company for the years ended January 31, 2000, 1999, and 1998.

10.  Related Party Transactions

     During the year ended January 31, 1997, the Company obtained long-term financing from a shareholder totaling $750,000 at origination. Principal repayments totaling $225,000, $275,000, and $250,000 were made during 1999, 1998 and 1997 respectively. At January 31, 1999 all principal and interest was paid in full.

11.  Commitments and Contingencies

     The Company was sued in September 1996 by David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion. An amended complaint, adding claims for civil theft against both defendants, was filed by the Company in October of 1997. Discovery has not yet been completed and a trial date has not yet been set. Management believes that the ultimate resolution of this matter will not have a material effect on the financial position of the Company.

     In accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. This plan was submitted to the Florida Department of

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

     Environmental Protection (FDEP) in 1997 and is currently under review and discussion. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000 the Company has no remaining liability to cover future environmental expenditures related to the remediation of this site. Management believes that they have fully completed the remediation efforts and any additional expenditures will not have a material affect on the financial position of the Company.

     The Company is also involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the above matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

     At January 31, 2000, the Company was committed to future purchases primarily for materials of approximately $1,769,000.