Form 10-Q
period 2000-04-30
AEROSONIC CORP /DE/
filed 2000-06-14
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR QUARTER ENDED April 30, 2000 COMMISSION FILE NO. 0-4988
                             --------------                     ------

                              AEROSONIC CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                               74-1668471
             --------                               ----------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

       1212 No. Hercules Avenue, Clearwater, Florida            33765
       ---------------------------------------------            -----
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

Common Stock, par value $.40 per share, 3,986,262 number of shares as of April 30, 2000.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                                                           Page No.
                                                                                                           -------

PART 1.  FINANCIAL INFORMATION
------   ---------------------

Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -                                                       3
                      April 30, 2000 and January 31, 2000

                Condensed Consolidated Statements of Income -                                                 4
                      Three months ended April 30, 2000 and 1999

                Condensed Consolidated Statements of Cash Flows -                                             5
                      Three months ended April 30, 2000 and 1999

                Notes to Condensed Consolidated Financial Statements -                                        6
                      April 30, 2000

Item 2.         Management's Discussion and Analysis of                                                   7 - 8
                      Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
-------   -----------------

Item 6.         Exhibits and Reports on Form 8-K                                                              9


SIGNATURES                                                                                                   10
----------

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements


Aerosonic Corporation and Subsidiary
      Consolidated Balance Sheets

                                                                                           April 30,
                                                                                             2000                 January 31,
                                                                                          (unaudited)                 2000
                                                                                     --------------------    -------------------
ASSETS
Current assets:
      Cash and cash investments                                                      $         1,265,000     $          964,000
      Accounts receivable                                                                      5,189,000              5,349,000
      Inventory                                                                               10,455,000             10,606,000
      Prepaid expenses                                                                           204,000                128,000
      Deferred income tax benefit                                                                388,000                388,000
                                                                                     --------------------    -------------------

              Total current assets                                                            17,501,000             17,435,000

Property, plant and equipment, net                                                             4,346,000              4,462,000
Other assets                                                                                     912,000                877,000
                                                                                     --------------------    -------------------

                                                                                     $        22,759,000     $       22,774,000
                                                                                     ====================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt and notes payable                       $           542,000     $          542,000
      Revolving credit facilities                                                              2,346,000              2,314,000
      Accounts payable, trade                                                                  2,186,000              1,968,000
      Compensation and benefits                                                                  662,000                659,000
      Income taxes payable                                                                        81,000                144,000
      Other accrued expenses                                                                     472,000                597,000
                                                                                     --------------------    -------------------

              Total current liabilities                                                        6,289,000              6,224,000

Long-term debt, less current installments                                                      3,614,000              3,751,000
Deferred income taxes                                                                            155,000                155,000
                                                                                     --------------------    -------------------

              Total liabilities                                                               10,058,000             10,130,000
                                                                                     --------------------    -------------------

Shareholders' equity:
      Common stock, $.40 par; 8,000,000 shares
          authorized; 3,986,262 shares issued                                                  1,595,000              1,595,000
      Additional paid-in capital                                                               4,442,000              4,440,000
      Retained earnings                                                                        7,335,000              7,244,000
      Less treasury stock, 68,963 shares and 72,463 shares
          at 1/31/00 and 4/30/00, respectively, at cost                                         (671,000)              (635,000)
                                                                                     --------------------    -------------------

              Total shareholders' equity                                                      12,701,000             12,644,000
                                                                                     --------------------    -------------------

                                                                                     $        22,759,000     $       22,774,000
                                                                                     ====================    ===================


Note: The balance sheet at January 31, 2000 has been derived from the audited financial statements at this date.

See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Income (Unaudited)


                                                        Three Months Ended
                                                              April 30,
                                                     ---------------------------
                                                        2000            1999
                                                     -----------    -----------

Net sales                                            $ 6,484,000    $ 4,894,000

Cost of goods sold                                     4,394,000      2,929,000
                                                     -----------    -----------

               Gross Profit                            2,090,000      1,965,000

Selling, general and administrative
      expenses                                         1,842,000      1,828,000
                                                     -----------    -----------

               Operating Income                          248,000        137,000
                                                     -----------    -----------

Other (income) deductions:
      Interest expense, net                              118,000         86,000
      Other, net                                         (21,000)       (28,000)
                                                     -----------    -----------
                                                          97,000         58,000
                                                     -----------    -----------


Income before income taxes                               151,000         79,000

Income tax expense                                        60,000         30,000
                                                     -----------    -----------

               Net Income                            $    91,000    $    49,000
                                                     ===========    ===========


Earnings per share:                                  $      0.02    $      0.01
                                                     ===========    ===========

Basic and Diluted weighted
       average shares outstanding                      3,917,000      3,948,000
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
      Consolidated Statements of Cash Flows (Unaudited)

                                                                                    Three Months Ended
                                                                                      April 30, 2000
                                                                           -------------------------------------
                                                                                  2000                1999
                                                                           -----------------    ----------------
Cash flows from operating activities:

      Net income                                                           $         91,000     $        49,000
      Adjustment to reconcile net income to net
          cash provided by (used in) operating activities:
               Depreciation and amortization                                        158,000             167,000
               Stock compensation                                                    10,000                   0
               Change in deferred income taxes                                                          (59,000)
               Change in current assets & liabilities                               233,000          (1,179,000)
                                                                           -----------------    ----------------

      Net cash provided by (used in) operating activities                           492,000          (1,022,000)
                                                                           -----------------    ----------------

Cash flows from investing activities:

      Purchase of property, plant and equipment                                     (42,000)           (140,000)
                                                                           -----------------    ----------------

      Net cash used in investing activities                                         (42,000)           (140,000)
                                                                           -----------------    ----------------

Cash flows from financing activities:

      Proceeds from/(repayment on )  long-term debt
                   and notes payable                                               (105,000)            540,000
      Purchase of treasury stock                                                    (44,000)            (51,000)
                                                                           -----------------    ----------------

      Net cash provided by (used in)  financing activities                         (149,000)            489,000
                                                                           -----------------    ----------------

Net (decrease)  in cash and cash investments                                        301,000            (673,000)

Cash and cash investments, beginning of period                                      964,000           1,718,000
                                                                           -----------------    ----------------

Cash and cash investments, end of period                                   $      1,265,000     $     1,045,000
                                                                           =================    ================

      Cash paid for:
          Interest                                                         $        129,000     $       124,000
                                                                           =================    ================

          Income taxes                                                     $        130,000     $        70,000
                                                                           =================    ================



See Notes to Consolidated Financial Statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 2000.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 2000, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. During 1997 the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of April 30, 2000 the company had utilized all amounts originally recorded in Other accrued expenses, and phase-one remediation has been completed. Management believes that any additional liability for any further remediation will not have a material affect on the financial position of the company.

NOTE C - WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS OUTSTANDING
--------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
---------------------------------

                                             For the three months ended
                                               April 30,      April 30,
                                                 2000           1999
                                                 ----           ----

Basic weighted average common
         shares outstanding                  3,917,000        3,948,000
Weighted average common equivalents                  0                0
                                             ---------        ---------
Shares used in diluted EPS calculation       3,917,000        3,948,000

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the first quarter ended April 30, 2000 increased by 32% to $6,484,000 as compared to $4,894,000 for the same period in the preceding year. Gross profit as a percentage of net sales equaled 31% in the first quarter of fiscal year 2000 versus 40% during the same period in the prior year. The increase in sales and the decrease in margin are primarily the result of higher-than-average sales of lower margin products.

Selling, General and Administrative (SG&A) expenses increased during the first quarter ended April 30, 2000 to $1,842,000 as compared to $1,828,000 during the same period in the prior fiscal year. However, as a percentage of net sales SG&A declined to 28% from 37% in the prior year period. The increase in costs represents the additional effort by management to grow the Company's sales and continue research and development while controlling SG&A cost.

Interest expense totaled $118,000 for the three months ended April 30, 2000 versus $86,000 during the same period in the preceding year. The increase is due primarily to increased short and long-term borrowings related to the new Precision Components Division and increased interest rates.

For the first quarter ended April 30, 2000 the Company recorded a net profit of $91,000 or $0.02 per share, compared to a net profit of $49,000, or $0.01 per share during the same period in the preceding year.

Working capital equaled $11,212,000 at April 30, 2000 and the Company's current ratio approximated 2.78:1. Significant sources of cash during the first quarter of fiscal year 2001 were from operations, which included decreases in accounts receivable and inventory. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

The primary market risks exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

The Company is exposed to changes in interest rates primarily as a result of its variable rate short and long term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense for the first quarter by approximately $12,000 based on the balance of variable rate debt outstanding at April 30, 2000.

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

PART II. OTHER INFORMATION

AEROSONIC CORPORATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               None

         (b) Reports on form 8-K

               The company did not file any report on form 8-K during the three months ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AEROSONIC CORPORATION
                                                        ----------------------
                                                                 (Registrant)




Date:       June 13, 2000                   /s/ Eric J. McCracken
         -------------------                -----------------------
                                                Eric J. McCracken
                                                Executive Vice President
                                                and Chief Financial Officer