Form 10-Q
period 2000-07-31
AEROSONIC CORP /DE/
filed 2000-09-14
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


           FOR QUARTER ENDED JULY 31, 2000 COMMISSION FILE NO. 0-4988
                             ---------------                   ------

                              AEROSONIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                     74-1668471
         -------------------------------                     ------------------
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                     Identification No.)


1212 NO. HERCULES AVENUE, CLEARWATER, FLORIDA                      33765
---------------------------------------------                    ----------
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

                              YES   X     NO____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.40 per share, 3,986,262 number of shares as of July 31, 2000.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                        PAGE NO.
                                                                        --------

PART 1.  FINANCIAL INFORMATION
------   ---------------------


Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -
               July 31, 2000 and January 31, 2000                             3

            Condensed Consolidated Statements of Income -
               Three months and Six months ended July 31, 2000 and 1999       4

            Condensed Consolidated Statements of Cash Flows -
               Six months ended July 31, 2000 and 1999                        5

            Notes to Condensed Consolidated Financial Statements -
               July 31, 2000                                              6 - 8

Item 2.     Management's Discussion and Analysis of                       9 - 10
               Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.     Legal Proceedings                                                 11

Item 6.     Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                    12
----------

PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARY
   CONSOLIDATED BALANCE SHEETS
             (UNAUDITED)

                                                                      JULY 31,          JANUARY 31,
                                                                        2000              2000
                                                                    ------------      -------------
ASSETS

Current assets:
      Cash and cash investments                                     $  1,420,000       $    964,000
      Accounts receivable                                              4,906,000          5,349,000
      Inventory                                                       10,388,000         10,606,000
      Prepaid expenses                                                   170,000            128,000
      Deferred income tax benefit                                        388,000            388,000
                                                                    ------------       ------------

               Total current assets                                   17,272,000         17,435,000

Property, plant and equipment, net                                     4,259,000          4,462,000
Capitalized software cost and other assets                               958,000            877,000
                                                                    ------------       ------------

               Total assets                                         $ 22,489,000       $ 22,774,000
                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt and notes payable      $    994,000       $    542,000
      Revolving credit facilities                                        487,000          2,314,000
      Accounts payable, trade                                          1,978,000          1,968,000
      Compensation and benefits                                          594,000            659,000
      Income taxes payable                                                71,000            144,000
      Other accrued expenses                                             400,000            597,000
                                                                    ------------       ------------

               Total current liabilities                               4,524,000          6,224,000

Long-term debt, less current installments                              4,879,000          3,751,000
Deferred income taxes                                                    155,000            155,000
                                                                    ------------       ------------

               Total liabilities                                       9,558,000         10,130,000
                                                                    ------------       ------------

Shareholders' equity:
      Common stock, $.40 par; 8,000,000 shares
          authorized; 3,986,262 shares issued                          1,595,000          1,595,000
      Additional paid-in capital                                       4,457,000          4,440,000
      Retained earnings                                                7,455,000          7,244,000
      Less treasury stock, 68,963 shares at 1/31/00
          and 61,717 shares at 7/31/99, at cost                         (576,000)          (635,000)
                                                                    ------------       ------------

               Total shareholders' equity                             12,931,000         12,644,000
                                                                    ------------       ------------

                                                                    $ 22,489,000       $ 22,774,000
                                                                    ============       ============

                 See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
   Consolidated Statements of Income (Unaudited)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JULY 31                             JULY 31
                                                 ------------------------------      -------------------------------
                                                     2000              1999              2000               1999
                                                 ------------      ------------      ------------       ------------
Net sales                                        $  5,632,000      $  5,861,000      $ 12,116,000       $ 10,755,000

Cost of goods sold                                  3,678,000         3,773,000         8,072,000          6,702,000
                                                 ------------      ------------      ------------       ------------

               Gross Profit                         1,954,000         2,088,000         4,044,000          4,053,000

Selling, general and administrative
      expenses                                      1,620,000         1,770,000         3,462,000          3,598,000
                                                 ------------      ------------      ------------       ------------

               Operating Income                       334,000           318,000           582,000            455,000
                                                 ------------      ------------      ------------       ------------

Other (income) deductions:
      Interest expense, net                           113,000            85,000           231,000            171,000
      Other, net                                       20,000             2,000            (1,000)           (26,000)
                                                 ------------      ------------      ------------       ------------
                                                      133,000            87,000           230,000            145,000
                                                 ------------      ------------      ------------       ------------


Income before income taxes                            201,000           231,000           352,000            310,000

Income tax expense                                     81,000            87,000           141,000            117,000
                                                 ------------      ------------      ------------       ------------

               Net Income                        $    120,000      $    144,000      $    211,000       $    193,000
                                                 ============      ============      ============       ============


Earnings per share:                              $       0.03      $       0.04      $       0.05       $       0.05
                                                 ============      ============      ============       ============

Basic weighted average shares outstanding           3,911,000         3,945,000         3,914,000          3,942,000
                                                 ============      ============      ============       ============

Diluted weighted average shares outstanding         3,911,000         3,945,000         3,914,000          3,943,000
                                                 ============      ============      ============       ============


      See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
      Consolidated Statements of Cash Flows (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                           JULY 31,
                                                                -----------------------------
                                                                    2000              1999
                                                                -----------       -----------
Cash flows from operating activities:

      Net income                                                $   211,000       $   193,000
      Adjustment to reconcile net income to net
          cash provided by (used in) operating activities:
               Depreciation and amortization                        353,000           343,000
               Stock compensation                                   188,000           176,000
               Change in deferred income taxes                            0           (39,000)
               Change in current assets & liabilities               294,000        (1,027,000)

      Net cash provided by (used in) operating activities         1,046,000          (354,000)

Cash flows from investing activities:

      Purchase of property, plant and equipment                    (126,000)         (526,000)
      Changes in other assets                                      (105,000)         (188,000)
                                                                -----------       -----------

      Net cash provided by (used in) investing activities          (231,000)         (714,000)
                                                                -----------       -----------

Cash flows from financing activities:

      Proceeds from/(repayment on) long-term debt
                   and notes payable                               (247,000)          802,000
      Purchase of treasury stock                                   (112,000)         (130,000)
                                                                -----------       -----------

      Net cash provided by (used in) financing activities          (359,000)          672,000
                                                                -----------       -----------

Net increase (decrease) in cash and cash investments                456,000          (396,000)

Cash and cash investments, beginning of period                      964,000         1,718,000
                                                                -----------       -----------

Cash and cash investments, end of period                        $ 1,420,000       $ 1,322,000
                                                                ===========       ===========

      Cash paid for:
          Interest                                              $   224,000       $   187,000
                                                                ===========       ===========

          Income taxes                                          $    70,000       $    70,000
                                                                ===========       ===========


                 See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2000

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 2000.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 2000, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. During 1997 the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000 the company had utilized all amounts originally recorded in Other accrued expenses, and phase-one remediation had been completed. Management believes that any additional liability for any further remediation will not have a material affect on the financial position of the company.

NOTE C - LONG-TERM DEBT AND NOTES PAYABLE
-----------------------------------------

     Long-term debt and notes payable at July 31, 2000 and January 31 2000 consisted of the following:

                                                                   JULY 31,      JANUARY 31,
                                                                     2000           2000
     Note Payable                                                $1,210,000     $1,268,000
     Industrial development revenue bonds                           930,000        965,000
     Mortgage note payable                                          813,000        831,000
     Note payable, equipment                                      1,120,000      1,229,000
     Note payable, II                                             1,800,000             --
                                                                  ---------      ---------
                                                                  5,873,000      4,293,000
     Less current maturity                                          994,000        542,000
                                                                  ---------      ---------
     Long-term debt and notes payable, less current maturity     $4,879,000     $3,751,000
                                                                  ---------      ---------

     The amount of long-term debt and notes payable maturing in each of the fiscal years 2002, 2003, 2004 and 2005 approximates $994,000, $994,000,
     $1,212,000, $329,000 and $2,338,000, respectively.

     The Company's long-term debt agreements include certain restrictive covenants, including restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and the requirement to maintain: a debt to tangible net worth ratio of 1.0:1, a current ratio of 2.0:1 and a long-term debt service coverage of 1.25:1. The Company is in compliance with all of the above debt covenants at July 31, 2000.

     NOTE PAYABLE, II

     During July 2000, the Company converted $1,800,000 of its Revolving Credit Facility into a long term note payable. This note bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate shall be adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury bill rate" on the last day of each of the Company's fiscal calendar quarters. This note is payable in thirty-seven monthly principal installments of $37,103, plus accrued interest, with the outstanding principal balance due on or before September 30, 2003. This note is collateralized by receivables, inventory and general intangibles

     NOTE D - REVOLVING CREDIT FACILITY
     ----------------------------------

     During July 2000, the company acquired a revolving credit facility in the amount of $1,000,000 to replace the prior facility that matured in June 2000. The interest is payable monthly and bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate shall be adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury bill rate" on the last day of each of the Company's fiscal calendar quarters. Approximately $513,000 of additional credit was available under this facility at July 31, 2000. This note is due and payable on demand, and if no demand is made, is due and payable May 30, 2001. The revolving credit facility agreement is collateralized by receivables, inventory and general intangibles, and is subject to the same covenants that are included in the Company's long-term debt agreements.

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the second quarter ended July 31, 2000 decreased by 4% to $5,632,000 as compared to $5,861,000 for the same period in the preceding year. Gross profit as a percentage of net sales equaled 35% in the second quarter of fiscal year 2001 versus 36% during the same period in the prior year. Sales and gross margin was consistent with the same period in the preceding year. Scheduled deliveries were lower in the second quarter compared with the first quarter of fiscal year 2001, however the product mix of deliveries had a stronger concentration of higher margin items.

Selling, General and Administrative (SG&A) expenses decreased during the second quarter ended July 31, 2000 to $1,620,000 as compared to $1,770,000 during the same period in the prior fiscal year. The decrease in SG&A cost is primarily related to the decrease in the amount of sales commissions expense during the quarter and short term turnover of personnel. As a percentage of sales, SG&A declined to 29% from 30% in the prior year period. Management continues efforts to grow the Company and continue research and development while controlling SG&A cost.

Interest expense totaled $113,000 for the three months ended July 31, 2000 versus $85,000 during the same period in the preceding year. The increase is due primarily to increased interest rates.

For the second quarter ended July 31, 2000 the Company recorded a net profit of $120,000 or $0.03 per share, compared to a net profit of $144,000, or $0.04 per share during the same period in the preceding year.

Working capital equaled $12,748,000 at July 31, 2000 and the Company's current ratio approximated 3.82:1. Significant sources of cash during the second quarter of fiscal year 2001 were from operations, which included decreases in accounts receivable and inventory. The increase in the Company's current ratio is primarily the result of negotiating a new loan agreement. The Company's management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

The Company is exposed to changes in interest rates primarily as a result of its variable rate short and long term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense for the second quarter by approximately $14,000 based on the balance of variable rate debt outstanding at July 31, 2000

FORWARD LOOKING STATEMENTS

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

PART II.        OTHER INFORMATION

AEROSONIC CORPORATION

    Item 1.       LEGAL PROCEEDINGS

     David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation sued the Company in September 1996, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion. The Company filed an amended complaint, adding claims for civil theft against both defendants, in October of 1997. Discovery has not yet been completed, however a trial date has been set for February of 2001. Management believes that the ultimate resolution of this matter will not have a material, negative effect on the financial position of the Company.

    Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                     (a) Exhibits

                         27   Financial Data Schedule

                     (b) Reports on form 8-K

                         The company did not file any report on form 8-K during the three months ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AEROSONIC CORPORATION
                                                    ----------------------------
                                                                    (Registrant)


Date: September 14, 2000                            /s/ ERIC J. MCCRACKEN
      ------------------                            ----------------------------
                                                    Eric J. McCracken
                                                    Executive Vice President
                                                    and Chief Financial Officer