Form 10-Q
period 2000-10-31
AEROSONIC CORP /DE/
filed 2000-12-15
CIK 109471

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



          FOR QUARTER ENDED October 31, 2000 COMMISSION FILE NO. 0-4988
                           ------------------                    ------

                              AEROSONIC CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             74-1668471
    --------------------------------            -------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

               1212 No. Hercules Avenue, Clearwater, Florida 33765
               ------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

       Common Stock, par value $.40 per share, 3,986,262 number of shares as of October 31, 2000.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                        Page No.
                                                                        -------

PART 1.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -                             3
             October 31, 2000 and January 31, 2000

         Condensed Consolidated Statements of Operations -                   4
             Three months and nine months ended October 31, 2000 and 1999

         Condensed Consolidated Statements of Cash Flows -                   5
             Nine months ended October 31, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements -           6 - 8
             October 31, 2000

Item 2.  Management's Discussion and Analysis of                          9 - 10
             Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                  12

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
   Consolidated Balance Sheets
          (Unaudited)

                                                                 October 31,        January 31,
                                                                    2000               2000
                                                                ------------       ------------
ASSETS

Current assets:
      Cash and cash investments                                 $  1,009,000       $    964,000
      Accounts receivable                                          4,620,000          5,349,000
      Inventory                                                   10,241,000         10,606,000
      Prepaid expenses                                               159,000            128,000
      Income tax receivable                                           78,000                  0
      Deferred income tax benefit                                    388,000            388,000
                                                                ------------       ------------

               Total current assets                               16,495,000         17,435,000

Property, plant and equipment, net                                 4,198,000          4,462,000
Capitalized software cost and other assets                           916,000            877,000
                                                                ------------       ------------

               Total assets                                     $ 21,609,000       $ 22,774,000
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt and notes payable  $    997,000       $    542,000
      Revolving credit facilities                                    497,000          2,314,000
      Accounts payable, trade                                      1,353,000          1,968,000
      Compensation and benefits                                      667,000            659,000
      Income taxes payable                                                 0            144,000
      Other accrued expenses                                         581,000            597,000
                                                                ------------       ------------

               Total current liabilities                           4,095,000          6,224,000

Long-term debt, less current installments                          4,660,000          3,751,000
Deferred income taxes                                                155,000            155,000
                                                                ------------       ------------

               Total liabilities                                   8,910,000         10,130,000
                                                                ------------       ------------

Shareholders' equity:
      Common stock, $.40 par; 8,000,000 shares
          authorized; 3,986,262 shares issued                      1,595,000          1,595,000
      Additional paid-in capital                                   4,457,000          4,440,000
      Retained earnings                                            7,262,000          7,244,000
      Less treasury stock, 68,963 shares at 1/31/00
          and 65,917 shares at 10/31/00, at cost                    (615,000)          (635,000)
                                                                ------------       ------------

               Total shareholders' equity                         12,699,000         12,644,000
                                                                ------------       ------------

                                                                $ 21,609,000       $ 22,774,000
                                                                ============       ============


See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended                Nine Months Ended
                                                       October 31,                      October 31,
                                             -----------------------------      ----------------------------
                                                 2000              1999             2000            1999
                                             -----------       -----------      -----------      -----------
Net sales                                    $ 5,706,000       $ 6,237,000      $17,822,000      $16,992,000

Cost of goods sold                             3,626,000         3,987,000       11,698,000       10,689,000
                                             -----------       -----------      -----------      -----------

               Gross Profit                    2,080,000         2,250,000        6,124,000        6,303,000

Selling, general and administrative
      expenses                                 2,258,000         2,020,000        5,720,000        5,618,000
                                             -----------       -----------      -----------      -----------

               Operating Income (Loss)          (178,000)          230,000          404,000          685,000
                                             -----------       -----------      -----------      -----------

Other (income) deductions:
      Interest expense, net                      148,000           109,000          379,000          280,000
      Other, net                                  (4,000)           12,000           (5,000)         (14,000)
                                             -----------       -----------      -----------      -----------
                                                 144,000           121,000          374,000          266,000
                                             -----------       -----------      -----------      -----------


Income (Loss) before income taxes               (322,000)          109,000           30,000          419,000

Income tax expense (benefit)                    (129,000)           41,000           12,000          158,000
                                             -----------       -----------      -----------      -----------

               Net Income (Loss)             $  (193,000)      $    68,000      $    18,000      $   261,000
                                             ===========       ===========      ===========      ===========


Earnings (loss) per share:                   $     (0.05)      $      0.02      $      0.00      $      0.07
                                             ===========       ===========      ===========      ===========

Basic weighted average shares outstanding      3,922,000         3,934,000        3,917,000        3,941,000
                                             ===========       ===========      ===========      ===========

Diluted weighted average shares outstanding    3,922,000         3,934,000        3,917,000        3,941,000
                                             ===========       ===========      ===========      ===========

See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
      Consolidated Statements of Cash Flows (Unaudited)

                                                                       Nine Months Ended
                                                                          October 31,
                                                                -----------------------------
                                                                   2000              1999
                                                                -----------       -----------
Cash flows from operating activities:

      Net income                                                $    18,000       $   261,000
      Adjustment to reconcile net income to net
          cash provided by (used in) operating activities:
               Depreciation and amortization                        534,000           518,000
               Stock compensation                                   188,000           176,000
               Change in deferred income taxes                            0          (133,000)
               Change in current assets and liabilities             218,000        (1,220,000)
                                                                -----------       -----------

      Net cash provided by (used in) operating activities           958,000          (398,000)
                                                                -----------       -----------

Cash flows from investing activities:

      Purchase of property, plant and equipment                    (195,000)         (702,000)
      Changes in other assets                                      (114,000)         (237,000)
                                                                -----------       -----------

      Net cash used in investing activities                        (309,000)         (939,000)
                                                                -----------       -----------

Cash flows from financing activities:

      Proceeds from/(repayment on)  long-term debt
                   and notes payable                               (453,000)        1,213,000
      Purchase of treasury stock                                   (151,000)         (340,000)
                                                                -----------       -----------

      Net cash provided by (used in)  financing activities         (604,000)          873,000
                                                                -----------       -----------

Net increase (decrease)  in cash and cash investments                45,000          (464,000)

Cash and cash investments, beginning of period                      964,000         1,718,000
                                                                -----------       -----------

Cash and cash investments, end of period                        $ 1,009,000       $ 1,254,000
                                                                ===========       ===========

      Cash paid for:
          Interest                                              $   352,000       $   351,000
                                                                ===========       ===========

          Income taxes                                          $    70,000       $   139,000
                                                                ===========       ===========

See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 2000.

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

During the third quarter management assessed the post-remediation monitoring expense related to the environmental clean up of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter. Approximately $76,000 remains accrued in Other accrued expenses.

Note C - LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable at October 31, 2000 and January 31, 2000 consisted of the following:

                                                             October 31,     January 31,
                                                                2000            2000
                                                             ----------      ----------
Note Payable                                                 $1,155,000      $1,268,000
Industrial development revenue bonds                            909,000         965,000
Mortgage note payable                                           793,000         831,000
Note payable, equipment                                       1,075,000       1,229,000
Note payable, II                                              1,725,000              --
                                                             ----------      ----------
                                                              5,657,000       4,293,000
Less current maturity                                           997,000         542,000
                                                             ----------      ----------
Long-term debt and notes payable, less current maturity      $4,660,000      $3,751,000
                                                             ----------      ----------

The Company's long-term debt agreements include certain restrictive covenants, including restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and the requirement to maintain: a debt to tangible net worth ratio of 1.0:1, a current ratio of 2.0:1 and a long-term debt service coverage of 1.25:1. The Company is in compliance with all of the above debt covenants at October 31, 2000.

Note Payable, II
During July 2000, the Company converted $1,800,000 of its Revolving Credit Facility into a long term note payable. This note bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate shall be adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury bill rate" on the last day of each of the Company's fiscal calendar quarters. (Approximately 8.95% at October 31, 2000) This note is payable in thirty-seven monthly principal installments of $37,103, plus accrued interest, with the outstanding principal balance due on or before September 30, 2003. This note is collateralized by receivables, inventory and general intangibles.

NOTE D - REVOLVING CREDIT FACILITY

During July 2000, the company acquired a revolving credit facility in the amount of $1,000,000 to replace the prior facility that matured in June 2000. The interest is payable monthly and bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate shall be adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury bill rate" on the last day of each of the Company's fiscal calendar quarters. (Approximately 8.95% at October 31, 2000) Approximately $503,000 of additional credit was available under this facility at October 31, 2000. This note is due and payable on demand, and if no demand is made, is due and payable May 30, 2001. The revolving credit facility agreement is collateralized by receivables, inventory and general intangibles, and is subject to the same covenants that are included in the Company's long-term debt agreements.

NOTE E - LEGAL PROCEEDINGS

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

PART 1.  FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Year to date sales for fiscal year 2001 continues to outpace the previous period with a 5% increase to 17,822,000 as compared to 16,992,000. Net sales for the third quarter, ended October 31, 2000 decreased by 9% to $5,706,000 as compared to $6,237,000 for the same period in the preceding year. Gross profit as a percentage of net sales equaled 36% in the third quarter of both fiscal year 2001 and fiscal year 2000. The decrease in sales is primarily due to delays in shipments of the multi-function probe, the impact of the delays were partially offset by increased sales of altimeters and air speeds. The strong sales in the mechanical instruments along with increased efficiencies in the manufacturing process of these instruments have helped maintained the gross margin.

Selling, General and Administrative (SG&A) expenses increased during the third quarter ended October 31, 2000 to $2,258,000 as compared to $2,020,000 during the same period in the prior fiscal year. Legal expense in the third quarter increased to approximately $214,000 as compared to $68,000 in the previous period. This large increase is primarily due to the increased activity in the legal proceedings described in Part II, item 1. In addition, there was $125,000 worth of post-remediation monitoring expenses incurred and accrued for during the third quarter. Management continues efforts to grow the Company and continue research and development while controlling SG&A cost.

Interest expense totaled $148,000 for the three months ended October 31, 2000 versus $109,000 during the same period in the preceding year. The increase is due primarily to increases in the interest rates and a higher average balance during the quarter.

For the third quarter ended October 31, 2000 the Company recorded a net loss of $193,000 or $0.05 per share, compared to a net profit of $68,000, or $0.02 per share during the same period in the preceding year. The third quarter loss is primarily attributed to non-recurring SG&A and Other deductions during the third quarter.

Working capital equaled $12,400,000 at October 31, 2000 and the Company's current ratio approximated 4:1. The increase in the Company's current ratio is primarily the result of negotiating a new loan agreement. The Company's management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

PART 1.  FINANCIAL INFORMATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risks exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

The Company is exposed to changes in interest rates primarily as a result of its variable rate short and long term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense for the third quarter by approximately $14,000 based on the balance of variable rate debt outstanding at October 31, 2000


FORWARD LOOKING STATEMENTS

This document contains statements that constitute "forward-looking" statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. "Forward-looking" statements contained in this document include the intent, belief or current expectations of the Company and its senior management team with respect to the future prospects of the Company's operations, and belief concerning profits from future operations and the Company's overall future business prospects, as well as the assumptions upon which such statements are based. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this document include, but are not limited to, adverse developments with respect to the operations of the Company's business units, failure to meet operating objectives or to execute the business plan, and the failure to reach revenue or profit projections. The Company undertakes no obligation to update or revise the forward-looking statements contained in this document to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit No.       Description
            -----------       -----------------------
               27             Financial Data Schedule

        (b) Reports on form 8-K

            The company did not file any report on form 8-K during the three months ended October 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AEROSONIC CORPORATION
                                           ------------------------------------
                                                                   (Registrant)

Date:  December 14, 2000                   /s/ Eric J. McCracken
       -----------------                   ------------------------------------
                                               Eric J. McCracken
                                               Executive Vice President
                                               and Chief Financial Officer