Form 10-K
period 2001-01-31
AEROSONIC CORP /DE/
filed 2001-04-30
CIK 109471

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -------------------

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                              ------------------

   For the Fiscal Year Ended January 31, 2001 Commission File Number 0-4988

                             AEROSONIC CORPORATION
            (Exact name of registrant as specified in its charter)

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
                                  Yes  X   No
                                      --      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of April 24, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $44,752,000.

As of April 24, 2001, the issuer had 3,919,845 shares of Common Stock outstanding, net of treasury shares.

--------------------------------------------------------------------------------
                      Documents Incorporated by Reference

           Document                                 Part of 10K
           --------                                 -----------
 Proxy Statement for the 2001              Part II, Items 10, 11, 12 and 13
Annual Meeting of Stockholders

===============================================================================

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

Item l.  Business.
         --------

Aerosonic Corporation ("the Company") was incorporated under the laws of Delaware in l969, and in l970 merged with a Florida company (formerly known as "Aerosonic Corporation"). As used herein, unless the context requires otherwise, "Aerosonic" or the "Company" includes Aerosonic Corporation and its operating subsidiary, Avionics Specialties, Inc.

The Company is principally engaged in one business segment: The manufacture of aircraft instruments ("Instruments"). The Company consists of three geographical locations and four operating divisions. The divisions are; the Clearwater, Florida Instrument Division (`Clearwater Instruments"), the Aerosonic Wichita, Kansas Division ("Kansas Instruments"), Avionic Specialties, Inc. ("Avionics"), a Virginia Corporation wholly owned by the Company and Precision Component Division ("Precision Components").

Clearwater Instruments was started in 1953 and primarily manufactures Altimeters, Airspeed Indicators, Rate of Climb Indicators, Microprocessor Controlled Air Data Test Sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments' repair business. Avionics was a division of Teledyne Industries, Inc. prior to its acquisition by Aerosonic Corporation in January 1993. Avionics maintains three major product lines in the aircraft instrument segment: 1) Angle of Attack ("AOA")/Stall Warning Systems; 2) Integrated Multifunction Probe (IMFP), an integrated air data sensor; and 3) Engine Vibration Monitoring System (EVMS), an aircraft health and usage monitor. In August 1998, the Company formed a new division entitled Precision Components, to perform precision high volume machining of mechanical components, which was not significant to operations in fiscal year 2001, 2000 or 1999.

Industry

A wide range of information, including airspeed, altitude and fuel levels, is critical for the proper and safe operation of an aircraft.

Redundant systems are a vital element of aircraft design and safety. The Company is an industry leader in the manufacturing of mechanical instrument systems. These instruments are used both for primary flight data and standby redundant instruments in cockpits that use electronic displays for primary flight data. Mechanical instruments operate completely independent of the aircraft's primary electrical system, which is used to power the computer based display panels. Pilots find comfort in being able to check operation and accuracy of the displays against the reliable independent mechanical device.

The Company's three-inch product line was industry standard for many years. The additional information now available in the cockpit has made panel space more valuable. This has opened a new opportunity for smaller two-inch standby instruments. The Company has a full line of two-inch instruments that benefit the aircraft in space and weight.

Pilots use air data for a number of important purposes, including maintaining safe separation from other aircraft. Until recently, aircraft on a similar flight path at altitudes exceeding 29,000 feet have been required to maintain a vertical separation of at least 2,000 feet. As air travel has increased, U.S. and international aviation organizations have sought ways to increase traffic flow on high traffic routes. Reduced vertical separation minimums ("RVSM") have adopted a vertical separation of 1,000 feet on certain highly traveled routes.

Safe travel on RVSM routes requires that an aircraft's altimeter and test equipment associated with the altimeter is extremely accurate. The Company manufactures an Air Data Test Set that exceeds the tight tolerances of the new RVSM requirements. The technology used to develop this test equipment is adaptable for use in an electronic based altimeter system. RVSM is mandated between the altitudes of 31,000 and 39,000 feet on certain North Atlantic routes. RVSM is scheduled to be mandated between 29,000 and 41,000 feet on these North Atlantic routes by January 2002.

Strategy

The Company's goal is to continue to reposition its products for profitable growth by maintaining dominance within niche markets. The Company intends to focus on the development of profitable long-term contracts. New aircraft cockpits are increasingly being developed through strategic alliances with market leaders. The Company is well positioned to take advantage of these strategic alliances. Expected sales increases will be derived through new product introduction and further penetration of existing markets. The Company continues to hold a competitive advantage derived from its philosophy of vertical integration. The Company is more than 80% vertically integrated.

Products and Distribution

The Company's products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the U.S. military services. For the fiscal year ended January 31, 2001, approximately 71% of the Company's total sales were to the private sector and 29% to military services. Domestic sales of the Company's products are made to many different commercial (non-government) customers. During fiscal year 2001, there was only one commercial customer representing over 10% of total revenues at approximately 12%. The aggregate percentage of foreign sales were 23%, 31% and 20% for the fiscal years ended January 31, 2001, 2000 and 1999, respectively.

Most of the Company's instrument sales are made directly through Company employees to original equipment manufacturers or to the military, with the Company's remaining sales being made through other distributors (who resell to aircraft operators).

The Company produces a full line, of both three- and two-inch, mechanical and electro-mechanical cockpit instruments.

The Integrated Multifunction Probe (IMFP) is a combination of existing technologies: the Angle of Attack/Air Data Sensing Probe and pressure sensing electronics. This integrated approach to providing aircraft air data reduces the customers' system complexity on aircraft troubleshooting and logistics support while increasing reliability and decreasing system costs.

The Engine Vibration Monitoring System (EVMS) is an onboard aircraft health and usage monitoring system. This system provides the user with useful data as to the health of the aircraft as well as the ability to assess engine/system performance against manufacturer standards.

The Angle of Attack (AOA)/Stall Warning product line has undergone a redesign of its basic components. The Combined Stall Warning Transmitter takes existing technologies of AOA and Stall Warning and combines them into a single TSO C54 Stall Warning Transmitter. This combined instrument dramatically reduced the system weight and increased the system reliability.

Precision Components operates as a high-volume, high-precision machining operation. Products produced by Precision Components are a variety of mechanical parts primarily related to the optics industry. Some of the products include the mechanical components for rifle scopes, printing presses, microscopes and tank gun sights. The majority of the products produced by the division are under long-term agreements.

Customers

The Company primarily markets its products to the original equipment manufactures (OEMs), particularly the manufactures of corporate and private jets as well as contractors of military jets. Customers include, among others, the United States government and the majority of OEM's throughout the world. The Company's products reach the private aircraft owners through our network of authorized distributors.

Backlog

The Company's sales order backlog as of January 3l, 2001 was $36,878,000 as compared to $30,820,000 in previous fiscal year. The increase in sales order backlog is due, in part, to the Company's expanded relationships with worldwide OEM market and the new rifle scope program award to Precision Components.

U.S. Government contracts are subject to termination at the election of the Government and contain specific procedures for equitable settlement in the event of termination. In the case of government contracts, only the portion that funding has been obtained has been included in our backlog. The U.S. Government represents approximately 16% of the Company's backlog at January 31, 2001.

Contracts

The Company's contracts are normally for production or development. Production contracts are typically fixed-price over a three to five year period.

Fixed-price contracts provide for a firm fixed price on a variety of products and quantities of those products. These contracts allow the Company to negotiate better overall prices that fit into customers production programs. These long-term commitments also allow the Company to capitalize on quantity based price reduction for raw materials. Under the firm fixed-price contracts, the Company agrees to perform for an agreed-upon price. Accordingly, the Company derives benefits from cost savings, but bears the risk of cost overruns.

Development contracts provide resources for technology advancement necessary for development of various products. The Company negotiates for and generally receives progress payments from customers that correlate with the costs incurred.

Sales and Marketing

The Company has generally focused sales efforts on government and military entities, OEMs and resellers. The Company intends to increase sales efforts with respect to retrofit, modifications and repair programs.

The Company, due to the system impact of its components, is involved at a very early stage with the aircraft manufacturer's engineers to implement its system into the aircraft design. All components are integrated to the safe operation of the airplane.

In several segments of the worldwide market, the Company uses distributors and representatives to enhance its customer contact and broaden technical scope. The Company also makes use of dealers, where appropriate, to streamline the handling of spare parts orders.

In January of fiscal year 2001, the Company moved the repair operation to the Kansas facility. The Company believes this will improve its ability to provide prompt and effective repair and upgrade service.

Government Regulation

The manufacture and installation of the Company's products in aircraft owned and operated in the United States is governed by U.S. Federal Aviation Administration (FAA) regulations. The most significant of these regulations, to the Company, is the Technical Standard Order (TSO) and Type Certificate (TC) or supplemental Type Certificate (STC) certifications. TSO outlines the minimum standards that a certain type of equipment has to meet to be TSO certified. Many OEMs and Retrofitters prefer TSO-certified aviation equipment because it acts as an industry-wide stamp of approval. The Company also sells its products to European and other non-US OEMs, which typically require approval from the Joint Aviation Authorities (JAA).

The Company holds TSO approval on over 400 different instruments. This provides a significant advantage to the Company and its customers in reducing the time required obtaining TSO approval on new instruments. Most new instruments qualify for approval based on similarity. The Company also has many instruments with JAA approval.

With respect to RVSM air data products, the FAA also requires that these products be RVSM-certified before they are used in flight. This certification process may be undertaken in conjunction with the TC/STC certification process. RVSM certification requires ground and flight tests and an analysis of flight data to ensure the accuracy, reliability, system safety and mean time between failure rates of the product. The RVSM certification process typically lasts one to three months.

Quality Assurance

Product quality is imperative to the aviation industry, and we strive to maintain the highest standards within each of the divisions.

The Company was recognized at Lockheed's annual Star Supplier conference as one of only 18 companies to receive the Star Supplier award. Boeing also recognized the Company as a Q100 supplier. The Q100 program uses multilevel criteria to identify the top 100 worldwide suppliers to the Boeing Company.

The Company is ISO 9001 certified. ISO 9001 standards are an international consensus on effective management practices for ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001 standards outline the minimum requirements a quality system must meet to achieve this certification. As an ISO 9001-certified manufacturer, the Company can represent to its customers that it maintains high quality industry standards in the education of employees and the design and manufacture of its products. In addition, the Company's products undergo extensive quality control testing prior to being delivered to customers. As part of the Company's quality assurance procedures, the Company maintains detailed records of test results and quality control processes.

Patents and Licenses

The Company has patents on certain commercial and military products such as air data probes. The Company has certain registered trademarks, none of which are considered significant to current operations. The patents and intellectual property portfolio, in the aggregate, is valuable to operations, however the Company does not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

The Company expended approximately $780,000 and $801,000 in research and development costs for potential new products and enhancements during the fiscal years 2001 and 2000. There are approximately 25 engineers working at the Company, on a full- or part-time basis, involved in these activities.

Research and development in fiscal year 2001 continued the development of the new Integrated Multi function Probe (IMFP) and Engine and Vibration Monitoring System (EVMS). The EVMS was successfully installed and demonstrated in helicopters in Norway and China culminating with certification approval of the system by the Civil Aviation Authority (CAA) in the UK and the Norwegian Civil Aviation Authority (NCAA). This system will be slightly modified in fiscal year 2002 to expand its capabilities and increase the number and types of aircraft that it is applicable to. The IMFP development was flight tested by Airbus Industries on an A320 at the end of the year. Further commercial flight testing by Cessna and Dornier is scheduled for early this year. The development of this product for the two current military contracts, Korean T-50 and Lockheed F-16 Block 60 and the future possibility of the Joint Strike Fighter will begin qualification and wind tunnel testing early in fiscal year 2002. The development programs and testing for IMFP, and the installation and certification of the EVMS will dominate the research and development efforts in fiscal year 2002.

The combined stall warning and angle of attack transmitter (SWTx) completed certification and FAA/JAA acceptance on the CASA C295 and Raytheon Premier aircraft, and started production deliveries on those programs. Software development for the U-2 version of the SWTx has been completed and is awaiting final flight testing before installation in all of the U-2 aircraft. Initial software customization followed by bench and flight testing of the SWTx for the British Aerospace Nimrod and Swearingen SJ-30 programs will continue this coming year. The concept of common hardware using customized software has proven successful with these five programs, all using a common manufactured part that is aircraft specific by loading the appropriate software just prior to delivery.

The Company continued development of active matrix multifunction displays and servo driven instruments. Product enhancement activities included software enhancements for the air data test set to meet a market demand for additional functionality.

Competition

The markets for the Company's products are highly competitive and characterized by several industry niches in which a number of manufacturers specialize. The Company manufactures a larger variety of aircraft instruments than its competitors, who, in most instances, compete with the Company on no more than a few types of aircraft instruments.

The Company believes that the principal competitive factors are price, development cycle time, responsiveness to customer preferences, product quality, technology, reliability and variety of products. Management believes that the Company's significant and long-standing customer relationships reflect its ability to compete favorably with respect to these factors.

Manufacturing, Assembly and Material Acquisition

The Company's manufacturing processes, excluding certain electronic products, includes manufacturing principally all components and subassemblies for the instruments, the assembly of those components and testing of products at various stages in the manufacturing and assembly process.

The Company manufactures or has the capability to manufacture, principally all components and subassemblies for the instruments. Raw materials, such as, glass lenses, raw metals and castings are generally available from a number of sources and in sufficient quantities to meet current requirements, subject to normal lead times. The Company believes that retaining the ability to completely manufacture the instruments allows the Company the flexibility to respond to customers quickly and control the quality of its products.

When appropriate, less critical component parts are purchased under short and long term supply agreements. These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows the company to lower overhead expenses and maintain control required to meet the exacting tolerances demanded in the industry.

Employees

As of the fiscal year ended January 3l, 2001, the Company employed approximately 255 employees in its business operations. This consisted of 128 Clearwater Instrument employees, 9 Kansas Instrument employees, 114 Avionics employees and 4 Precision Component employees. The Company's future success depends on the ability to attract, train and retain quality personnel. The Company's employees are not represented by labor unions and Management regards its relations with its employees to be good.

Item 2.  Properties.
         ----------

The following sets forth the locations and general characteristics of the Company's principal plants:

                                               Approximate No. Square Feet
         Location                             of  Factory and Office Area
         -----------------------------------------------------------------

         Clearwater, Florida                                  90,000
         Wichita, Kansas                                       7,500
         Charlottesville, Virginia                            53,000

All properties are well maintained, fully occupied by the Company and suitable for the Company's present level of production. All locations operate more than one shift, five days a week. The property in Wichita, Kansas is owned by the Company and is unencumbered. The Clearwater, Florida property, which is used by both Clearwater Instruments and the Precision Components, is mortgaged in accordance with an Industrial Revenue Bond executed in l988. (See Note 6, "Financial Statements".)

The Charlottesville, Virginia property was purchased from Teledyne Industries in April 1994 and is mortgaged by a long-term note with the Company's bank. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land.

Item 3.  Legal Proceedings.
         -----------------

David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation sued the Company in September 1996, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation, owned and controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion. The Company filed an amended complaint, adding claims for civil theft against both defendants, in October of 1997. The majority of discovery is completed and a trial date is set for June of 2001. Management believes that the ultimate resolution of this matter will not have a material, negative effect on the financial position of the Company.

From time to time the Company can be involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

None.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         ----------------------------------------------------------------
         Matters.
         -------

The Company's Common Stock is traded on the American Stock Exchange under the symbol "AIM". The range of high and low bid quotations as reported by the American Stock Exchange for each of the quarters of the fiscal years ended January 3l, 2001 and January 3l, 2000 is as follows:

Fiscal Year Ended January 31, 2001
----------------------------------

   Quarter                         Bid                          Bid
-------------------------------------------------------------------------
      1             High          11-1/8          Low          9-1/8
-------------------------------------------------------------------------
      2             High          10-5/8          Low          9-1/8
-------------------------------------------------------------------------
      3             High         10-7/16          Low          8-1/8
-------------------------------------------------------------------------
      4             High          12-1/2          Low          9-7/8
-------------------------------------------------------------------------

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

As of April 24, 2001, the Company's outstanding shares of common stock were owned by approximately 2,918 shareholders of record.

Item 6.  Selected Financial Data.
         -----------------------

The following selected financial data for the five years in the period ended January 31, 2001 have been derived from the Company's Consolidated Financial Statements.



                                                                   Years Ended January 31,
                                                                   -----------------------
                                         2001              2000            1999             1998             1997
                                   ---------------  ---------------- ---------------  ---------------  ---------------
Revenue                            $  24,672,000    $   23,271,000   $  19,670,000    $  19,326,000    $  20,232,000
                                   ===============  ================ ===============  ===============  ===============

Income from
  Continuing operations            $    456,000     $    260,000     $    353,000     $   1,201,000    $   1,123,000
                                   ===============  ================ ===============  ===============  ===============

Basic and diluted earnings per
share from
Continuing operations              $         0.12   $          0.07  $         0.09   $         0.31   $         0.29
                                   ===============  ================ ===============  ===============  ===============

Total assets                       $  21,566,000    $   22,774,000   $  20,417,000    $  18,315,000    $  17,215,000
                                   ===============  ================ ===============  ===============  ===============

Long-term obligations              $  4,530,000     $   3,906,000    $   3,396,000    $   3,572,000    $   2,444,000
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

Results of Operations

Revenues

Revenues increased $1,401,000, or 6%, to $24,672,000 for fiscal year 2001 from $23,271,000 for fiscal year 2000. The increase was attributable to increased penetration on new models and panel retrofit for RVSM requirements. RVSM has also provided a significant increase in demand for the Air Data Test Set. The increases in sales were offset by decreased sales of the Angle of Attack product as the Company neared the completion of a large contract to retrofit Tornado fighter jets.

Revenues increased $3,601,000, or 18%, to $23,271,000 for fiscal year 2000 from $19,670,000 for fiscal year 1999. The increase in revenue was primarily attributable to continued growth in the angle-of-attack product line.

Cost of Sales

Cost of sales increased $734,000, or 5%, to $15,654,000, or 63% of revenues, for fiscal year 2001 from $14,920,000 or 64% of revenues, for fiscal year 2000. The increase in dollar amount was related to the increase in revenues, and the decrease in percentage of revenues was primarily related to the Company capitalizing on material acquisition related to long term contracts and the sale of higher margin products.

Cost of sales increased $2,986,000, or 25%, to $14,920,000, or 64% of revenues, for fiscal year 2000 from $11,934,000 or 61% of revenues, for fiscal year 1999. The increase in dollar amount was related to the increase in revenues, and the increase in percentage of revenues was primarily related to the management's concerted efforts to begin to sell off the lower margin products in order to focus its entire efforts on the newer, high margin products.

Selling General and Administrative Expenses

Selling, general and administrative expense increased $461,000, or 6%, to $7,918,000, or 32% of revenue, for fiscal year 2001 from $7,457,000, or 32% of revenues for fiscal year 2000. The increased spending is attributable to the legal expense increase of $285,000 to $461,000 from $176,000 in fiscal year 2000 and the environmental expense increase of $72,000 to $155,000 from $83,000 in fiscal year 2000. This was offset by decreased general and administrative labor costs.

Selling, general and administrative expense increased $566,000, or 7%, to $7,457,000, or 32% of revenue, for fiscal year 2000 from $6,891,000, or 35% of revenues for fiscal year 1999. The decrease in percentage of revenue primarily relates to the increase in sales while the increase in dollars spent relates to management's efforts to reduce certain fixed costs in the overall operation while still absorbing higher R&D expenditures and costs associated with the Precision Components Division.

Interest Expense

Net interest expense increased $55,000 to $471,000 in fiscal year 2001 from net interest expense of $416,000 in fiscal year 2000. The net interest expense increase was primarily due to higher average outstanding debt during the year and increased interest rates.

Net interest expense increased $164,000 to $416,000 in fiscal year 2000 from net interest expense of $252,000 in fiscal year 1999. The net interest expense increase was due to increased short- and long-term borrowings primarily related to the start-up of the new Precision Components Division and increased interest rates.

Other, net

Other income, net increased $120,000 to $124,000 in fiscal year 2001 from other income, net $4,000 in fiscal year 2000. The increase was primarily related to sale of property in Newport Arkansas. The gain on the sale of land was approximately $131,000.

Income Tax Expense

Income tax expense was $297,000 for fiscal year 2001 as compared to $222,000 for fiscal year 2000. The increased amount is related to the higher income before tax. The effective rate decreased 6.6% to 39.4% in fiscal year 2001 from 46% in fiscal year 2000. The decrease in the effective rate was attributable to the lower non-deductible expenses in fiscal year 2001 compared to fiscal year 2000 and is consistent with fiscal year 1999.

Income tax expense was $222,000 for fiscal year 2000 as compared to $228,000 for fiscal year 1999. The decreased amount is related to the lower income before tax and the effective tax rate. The effective rate increased 6.67% to 46.00% in fiscal year 2000 from 39.33% in fiscal year 1999. The increase in the effective rate was primarily attributable to one-time, higher non-deductible expenses in fiscal year 2000.

Net Income

As a result of the factors described above, our net income increased $196,000 or 75% to $456,000, or 2% of revenue, for fiscal year 2001 from $260,000 or 1% of revenues, for fiscal year 2000. Earnings per share increased $ .05 or 71% to $
 .12 for fiscal year 2001 from $ .07 in fiscal year 2000.

As a result of the factors described above, our net income decreased $93,000 or 26% to $260,000, or 1% of revenue, for fiscal year 2001 from $353,000 or 2% of revenues, for fiscal year 1999.

Earnings per share decreased $ .02 or 22% to $ .07 for fiscal year 2000 from $
 .09 in fiscal year 1999.

Liquidity and Capital Resources

Cash flows from operating activities increased to $1,711,000 for fiscal year 2001 as compared to cash flow used of $724,000 for fiscal year 2000. The increase was primarily attributable to decreased accounts receivable, decreased inventory and increased net income.

Cash flows used in operating activities decreased to $724,000 for fiscal year 2000 as compared to $1,332,000 for fiscal year 1999. The decrease was primarily attributable to increased accounts payable, accrued expenses and taxes payable. This decrease was offset by increased accounts receivable, inventory and lower net income.

Cash flow used in investing activities was $238,000 for fiscal year 2001 as compared to $558,000 for fiscal year 2000. The decrease was primarily attributable to the decrease in purchases of large equipment for the Precision Components Division.

Cash flow used in investing activities was $558,000 for fiscal year 2001 as compared to $648,000 for fiscal year 2000. Capital expenditures during fiscal year 2000 primarily consisted of machinery and equipment used in the new Precision Components Division. These expenditures were funded by borrowings under the Company's revolving credit facility.

Cash flow used in financing activities was $1,360,000 for fiscal year 2001 as compared to cash provided of $528,000 in fiscal year 2000. This decrease was a direct result of the increased cash flow from operations and the decrease in large purchased of equipment.

Cash flow provided in financing activities was $528,000 for fiscal year 2000 as compared to $1,623,000 in fiscal year 1999. The amount of financing was attributable to the purchases of machinery and equipment for Precision Components Division.

To accommodate fluctuation in cash flow the Company has a $1,000,000 revolving credit facility, which expires in May 2001 and bears interest at the trailing 90-day treasury index plus 2.75%. At January 31, 2001, there was approximately $1,000,000 available under this revolving credit facility.

The Company's current ratio was approximately 4.25 to 1 at January 31, 2001 compared to 2.80 to 1 at January 31, 2000. In addition, working capital increased by $1,475,000 to $12,686,000 in fiscal year 2001 as compared to $11,211,000 in fiscal year 2000. The increase primarily relates to the refinancing of the revolving credit facility to long-term debt.

Future capital requirements depend on numerous factors, including research and development, expansion of products lines, Precision Components Division and other factors. Management believes that cash and cash equivalents, together with the Company's cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

The Company does not believe that inflation has had a material effect on the Company's financial position or results of operations. However, the Company can not predict the future effects of inflation.


Acquisitions

Currently, the Company has no arrangements or understandings with respect to any acquisitions. However, the Company continues to monitor acquisition opportunities.

Accounting Standards

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedge Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. The Company expects to adopt these new statements effective February 1, 2001. These statements require an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. As of January 31, 2001, the Company does not have any derivative instruments as defined in the statements or engage in hedging activities.

Environmental Matters

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

During the third quarter of fiscal year 2001 management assessed the post-remediation monitoring expense related to the environmental clean up of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter, fiscal year 2001. Approximately $73,000 remains accrued in Other accrued expenses at January 31, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Interest Rate Risk
------------------

The Company is exposed to changes in interest rates primarily as a result of its variable rate short-term and long-term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense by approximately $40,000 based on the balance of variable rate debt outstanding at January 31, 2001.

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

                                    PART III

Item l0. Directors and Executive Officers.
         --------------------------------

Information concerning the Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2001.


Item ll. Executive Compensation.
         ----------------------

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2001.

Item l2. Security Ownership of Certain Beneficial Owners to Management.
         -------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2001.

Item l3. Certain Relationships and Related Transactions.
         ----------------------------------------------

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2001.

Item l4.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

(a) (1)             Financial Statements:

The following consolidated financial statements of the Company are included herein.

                                                                       Page

Report of Independent Certified Public Accountants                     F - 2

Consolidated Balance Sheets at January 31, 2001 and 2000               F - 3

Consolidated Statements of Income for the years ended
   January 31, 2001, 2000 and 1999                                     F - 4

Consolidated Statements of Shareholders' Equity for the years
   ended January 31, 2001, 2000 and 1999                               F - 5

Consolidated Statements of Cash Flows for the years ended
   January 31, 2001, 2000 and 1999                                     F - 6

Notes to Consolidated Financial Statements                            F-7 - F-16

(a) (2)             Financial Statement Schedules:

All schedules have been omitted inasmuch as the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Company's Consolidated Financial Statements, including the notes thereto.

(a) (3)             Exhibits:

None.

(b)                 Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended January 31, 2001.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By: /s/ J. Mervyn Nabors                                      Date:  April 27, 2001
   ---------------------                                             --------------
      J. Mervyn Nabors, President
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Mervyn Nabors
-------------------------------------------------
J. Mervyn Nabors                                              Date:  April 27, 2001
President, Chief Executive Officer                                   ---------------
and Chairman of the Board


 /s/ David A. Baldini
--------------------------------------------------
David A. Baldini                                              Date:  April 27, 2001
Vice Chairman of the Board                                          ---------------
and Executive Vice President


/s/ Eric J. McCracken
--------------------------------------------------
Eric J. McCracken                                             Date:  April 27, 2001
Executive Vice President,                                           ---------------
Chief Financial Officer and Director


/s/ P. Mark Perkins
--------------------------------------------------
P. Mark Perkins                                               Date:  April 27, 2001
Executive Vice President and Director                               ---------------


 /s/ Carm Russo
--------------------------------------------------
Carm Russo                                                    Date:  April 27, 2001
Executive Vice President and Director                               ---------------


/s/ William C. Parker
--------------------------------------------------
William C. Parker, Director                                   Date:  April 27, 2001
                                                                    ---------------

/s/ Melissa Clark Daley
-----------------------------------------------
Melissa Clark Daley, Director                                 Date:  April 27, 2001
                                                                    ---------------

Aerosonic Corporation and Subsidiary

Table of Contents
--------------------------------------------------------------------------------



                                                                                Page(s)


Report of Independent Certified Public Accountants                                F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets - January 31, 2001 and 2000                      F-3

     Consolidated Statements of Income - For the Years Ended
       January 31, 2001, 2000 and 1999                                            F-4

     Consolidated Statements of Shareholders' Equity - For the Years Ended
       January 31, 2001, 2000 and 1999                                            F-5

     Consolidated Statements of Cash Flows - For the Years Ended
       January 31, 2001, 2000 and 1999                                            F-6

     Notes to Consolidated Financial Statements                                F-7 - F-17

              Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders of Aerosonic Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 19 present fairly, in all material respects, the financial position of Aerosonic Corporation and its subsidiary (the Company) as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers L.L.P.
Tampa, Florida
March 30, 2001

Aerosonic Corporation and Subsidiary

Consolidated Balance Sheets
January 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                                     2001              2000
                                                                ----------------  ----------------
Assets
Current assets:
    Cash and cash equivalents                                      $  1,077,000      $    964,000
    Receivables                                                       5,055,000         5,349,000
    Inventories                                                       9,949,000        10,606,000
    Prepaid expenses                                                    122,000           128,000
    Deferred income taxes                                               295,000           388,000
                                                                ----------------  ----------------
        Total current assets                                         16,498,000        17,435,000
                                                                ----------------  ----------------

Property, plant and equipment, net                                    4,157,000         4,462,000
Capitalized software costs and other assets                             818,000           877,000
                                                                ----------------  ----------------
                                                                      4,975,000         5,339,000
                                                                ----------------  ----------------

        Total Assets                                               $ 21,473,000      $ 22,774,000
                                                                ----------------  ----------------

Liabilities and Shareholders' Equity
Current liabilities:
    Current maturity of long-term debt and notes payable             $1,019,000         $ 542,000
    Revolving credit facilities                                               -         2,314,000
    Accounts payable, trade                                           1,252,000         1,968,000
    Compensation and benefits                                           849,000           659,000
    Income taxes payable                                                153,000           144,000
    Other accrued expenses                                              621,000           597,000
                                                                ----------------  ----------------
      Total current liabilities                                       3,894,000         6,224,000

Long-term debt and notes payable, net of current maturity             4,335,000         3,751,000
Deferred income taxes                                                   113,000           155,000
                                                                ----------------  ----------------
      Total liabilities                                               8,342,000        10,130,000
                                                                ----------------  ----------------

Commitments and contingencies (Note 11)

Shareholders' equity:
    Common stock, $.40 par value; authorized 8,000,000 shares,
        issued and outstanding 3,986,262                              1,595,000         1,595,000
    Additional paid-in capital                                        4,457,000         4,440,000
    Retained earnings                                                 7,700,000         7,244,000
    Less treasury stock: 66,417 and 68,963 shares in 2001 and
        2000, at cost                                                  (621,000)         (635,000)
                                                                ----------------  ----------------
      Total shareholders' equity                                     13,131,000        12,644,000
                                                                ----------------  ----------------

        Total liabilities and shareholders' equity                 $ 21,473,000      $ 22,774,000
                                                                ----------------  ----------------

        The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary

Consolidated Statements of Income
For the Years Ended January 31, 2001, 2000 and 1999

------------------------------------------------------------------------------------------
                                                    2001          2000           1999
                                               ------------  -------------  --------------
Net sales                                      $24,672,000   $ 23,271,000   $  19,670,000

Cost of goods sold                              15,654,000     14,920,000      11,934,000
                                               ------------  -------------  --------------

      Gross profit                               9,018,000      8,351,000       7,736,000

Selling, general and administrative expenses     7,918,000      7,457,000       6,893,000
                                               ------------  -------------  --------------

      Operating income                           1,100,000        894,000         843,000
                                               ------------  -------------  --------------

Other income (deductions):
    Interest expense, net                         (471,000)      (416,000)       (252,000)
    Other, net                                     124,000          4,000         (10,000)
                                               ------------  -------------  --------------
                                                  (347,000)      (412,000)       (262,000)
                                               ------------  -------------  --------------

Income from before income
 taxes                                             753,000        482,000         581,000
Income tax expense                                 297,000        222,000         228,000
                                               ------------  -------------  --------------

      Net income                               $   456,000   $    260,000   $     353,000
                                               ------------  -------------  --------------


Basic and diluted earnings per share           $       .12   $        .07   $         .09
                                               ------------  -------------  --------------

Basic weighted average shares outstanding        3,917,687      3,937,078       3,944,359
                                               ------------  -------------  --------------

Diluted weighted average shares outstanding      3,917,687      3,937,078       3,944,893
                                               ------------  -------------  --------------

 The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Consolidated Statements of Shareholders' Equity
For the Years Ended January 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

                                                                Additional                                        Total
                                                   Common         Paid-In        Retained       Treasury      Shareholders'
                                                   Stock          Capital        Earnings        Stock            Equity
                                                -------------  --------------  -------------  -------------   ---------------
Balances at February 1, 1998                      $1,595,000      $3,684,000     $6,631,000     $ (132,000)     $ 11,778,000

    Net income                                             -               -        353,000              -           353,000

    Exercise of 1,000 stock options                        -           1,000              -          2,000             3,000

    Purchase of 10,000 shares of treasury stock            -               -              -       (120,000)         (120,000)

    Employee stock bonus of 36,800 shares                  -         493,000              -         71,000           564,000

    Reissuance of 8,934 shares treasury stock              -         157,000              -         15,000           172,000
                                                -------------  --------------  -------------  -------------   ---------------

Balances at  January 31, 1999                      1,595,000       4,335,000      6,984,000       (164,000)       12,750,000

    Net income                                             -               -        260,000              -           260,000

    Purchase of 43,500 shares of treasury stock            -               -              -       (542,000)         (542,000)

    Reissuance of 13,696 shares of treasury stock          -         101,000              -         69,000           170,000

    Employee stock bonus of 500 shares                     -           4,000              -          2,000             6,000
                                                -------------  --------------  -------------  -------------   ---------------

Balances at January 31, 2000                       1,595,000       4,440,000      7,244,000       (635,000)       12,644,000

    Net income                                                                      456,000                          456,000

    Purchase of 15,500 shares of treasury stock                                                   (157,000)         (157,000)

    Reissuance of 17,046 shares of treasury stock                     15,000                       162,000           177,000

    Employee stock bonus of 1,000 shares                               2,000                         9,000            11,000
                                                -------------  --------------  -------------  -------------   ---------------

Balances at January 31, 2001                      $1,595,000      $4,457,000     $7,700,000     $ (621,000)     $ 13,131,000
                                                -------------  --------------  -------------  -------------   ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended January 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

                                                                          2001              2000              1999
Cash flows from operating activities:
    Net income                                                       $   456,000       $   260,000       $   353,000
    Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
      Allowance for doubtful accounts                                     27,000           (23,000)            5,000
      Stock compensation                                                 188,000           176,000           736,000
      Depreciation                                                       543,000           530,000           583,000
      Amortization                                                       175,000            30,000            17,000
      Gain on sale of property                                          (131,000)                -                 -
      Deferred income taxes                                              (44,000)         (109,000)         (111,000)
      Changes in current assets and liabilities:
        Receivables                                                      267,000          (932,000)       (1,051,000)
        Income tax receivable                                                  -            13,000           (13,000)
        Inventories                                                      657,000        (1,718,000)         (831,000)
        Cost and estimated earnings in excess of billings on
             uncompleted contract                                              -                 -            48,000
        Prepaid expenses                                                   6,000            33,000          (125,000)
        Other assets                                                    (135,000)         (489,000)         (367,000)
        Accounts payable                                                (566,000)          981,000           578,000
        Income taxes payable                                             104,000           180,000          (836,000)
        Accrued expenses and other liabilities                           164,000           344,000          (318,000)
                                                                 ----------------  ----------------  ----------------
           Net cash provided by (used in) operating activities         1,711,000          (724,000)       (1,332,000)
                                                                 ----------------  ----------------  ----------------

Cash flows from investing activities:
    Capital expenditures                                                (238,000)         (558,000)         (648,000)
                                                                 ----------------  ----------------  ----------------
           Net cash used in investing activities                        (238,000)         (558,000)         (648,000)
                                                                 ----------------  ----------------  ----------------

Cash flows from financing activities:
    Proceeds from long-term debt and notes payable                             -         1,974,000                 -
    Payments/proceeds from revolving credit facilities                  (447,000)          174,000         2,140,000
    Purchase of treasury stock                                          (157,000)         (542,000)         (120,000)
    Principal payments on long-term debt and notes payable              (756,000)       (1,078,000)         (175,000)
    Principal payments on related party notes payable                          -                 -          (225,000)
    Proceeds from exercise of stock options                                    -                 -             3,000
                                                                 ----------------  ----------------  ----------------
           Net cash provided by (used in) financing activities        (1,360,000)          528,000         1,623,000
                                                                 ----------------  ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                     113,000          (754,000)         (357,000)
Cash and cash equivalents at beginning of year                           964,000         1,718,000         2,075,000
                                                                 ----------------  ----------------  ----------------

Cash and cash equivalents at end of year                            $  1,077,000       $   964,000      $  1,718,000
                                                                 ----------------  ----------------  ----------------

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                      $    472,000       $   485,000      $    259,000
      Income taxes                                                  $    165,000       $   139,000      $  1,057,000
    Noncash investing and financing activities:
      Settlement of notes payable from sale of property             $    150,000       $         -      $          -
      Conversion of line of credit to note payable                  $  1,800,000       $         -      $          -

                 The accompanying notes are an integral part of these consolidated financial statements.


Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


1.  Description of Business and Summary of Significant Accounting Policies

    Description of Business

    The primary business of Aerosonic Corporation and subsidiary (the Company) is to manufacture and sell aircraft instrumentation to government and commercial users from its plants located in Florida, Virginia and Kansas. The Company's customers are located worldwide.

    Principles of Consolidation

    The consolidated financial statements include the financial statements of Aerosonic Corporation (which operates as the Clearwater, Florida Instrument, Precision Component Division and Wichita, Kansas Instrument division) and its wholly owned subsidiary, Avionics Specialties, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

    Reclassifications

    Certain amounts shown in prior years have been reclassified to conform with the 2001 presentation. These reclassifications did not have any effect on total assets, total liabilities, stockholder's equity or net income.

    Cash and Cash Equivalents

    The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

    Concentrations of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2001 and 2000, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business in the aviation industry worldwide.

    Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

    Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance charges are expenses as incurred. Property under a capital lease is amortized over the lease terms.

    Valuation Assessment of Long-Lived Assets

    Management periodically evaluates long-lived assets for potential impairment and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2001, management does not believe that any assets are impaired.

    Research and Development

    Research and development costs are expensed as incurred. Research and development expense approximated $780,000, $801,000 and $630,000, during the years ended January 31, 2001, 2000 and 1999, respectively.

    Capitalized Software Costs

    Included in capitalized software costs and other assets are capitalized software, which are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense on a straight line method over three years from the date the product becomes available for general release to customers. Software costs of $131,000 and $386,000 were capitalized during the years ended January 31, 2001 and 2000, respectively. Total capitalized costs were $881,000 and $750,000 at January 31, 2001 and 2000, respectively.
    Accumulated amortization amounted to $222,000 and $47,000 at January 31, 2001 and 2000, respectively.

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

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

    Revenue Recognition

    The Company generally recognizes revenue from sales of its products when the following have occurred: evidence of a sale arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonable assured. In certain circumstances, the U.S. Government accepts title to products while still on the Company's premises. The Company records these items as sales when the government accepts title in writing and assumes all other risks and rewards of ownership.

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

    Computation of Earnings Per Share

    Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method which is summarized as follows:

                                                                  2001            2000            1999
                                                                 ------          ------          ------
    Weighted average common stock outstanding                   3,917,687       3,937,078      3,944,359
    Weighted average common stock equivalents                          --              --            534
                                                                ---------       ---------      ---------
    Shares used in diluted earnings per share calculation       3,917,687       3,937,078      3,944,893
                                                                =========       =========      =========




    Segment Reporting

    As of January 31, 2001 management does not believe the Company has any reportable segments as defined in SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

    New Accounting Pronouncements

    In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedge Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 138 must be adopted concurrently with the adoption of Statement No. 133. The Company expects to adopt these new statements effective February 1, 2001. These

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

    statements require an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. As of January 31, 2001, the Company does not have any derivative instruments as defined in the statements or engage in hedging activities.

2.  Receivables

    Receivables at January 31, 2001 and 2000 consisted of the following:

                                                                   2001            2000
                                                                  ------          ------
    Trade, less allowance for doubtful accounts of $77,000
      and $50,000 in 2001 and 2000, respectively                $5,000,000       $5,317,000
    Officers and employees                                          55,000           32,000
                                                                ----------       ----------
                                                                $5,055,000       $5,349,000
                                                                ==========       ==========

3.  Inventories

    Inventories at January 31, 2001 and 2000 consisted of the following:

                                                                   2001            2000
                                                                  ------          ------
    Raw materials and work in process                           $9,591,000      $10,056,000
    Finished goods                                                 358,000          550,000
                                                                ----------      -----------
                                                                $9,949,000      $10,606,000
                                                                ==========      ===========


4.  Property, Plant and Equipment

    Property, plant and equipment at January 31, 2001 and 2000 consisted of the following:


                                                             Estimated
                                                            Useful Life
                                                              (Years)           2001            2000
                                                           ------------        ------          ------
    Land and improvements                                     15-20         $  467,000        $  474,000
    Buildings and improvements                                25-30          3,455,000         3,396,000
    Machinery and equipment                                    3-10          4,885,000         4,754,000
    Patterns, dies, and tools                                  3-5             240,000           222,000
    Furniture and fixtures                                     5-10            603,000           566,000
                                                                            ----------        ----------
                                                                             9,650,000         9,412,000
    Less accumulated depreciation and amortization                           5,493,000         4,950,000
                                                                            ----------        ----------
                                                                            $4,157,000        $4,462,000
                                                                            ==========        ==========

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

5.  Income Taxes

    Income tax expense for the years ended January 31, 2001, 2000 and 1999 consisted of:


                                                               2001                2000           1999
                                                              ------              ------         ------
    Current:
      Federal                                                  $295,000            $287,000       $294,000
      State                                                      46,000              44,000         45,000
                                                               --------            --------       --------
                                                                341,000             331,000        339,000
                                                               --------            --------       --------
    Deferred:
      Federal                                                   (39,000)            (95,000)       (97,000)
      State                                                      (5,000)            (14,000)       (14,000)
                                                               --------            --------       --------
                                                                (44,000)           (109,000)      (111,000)
                                                               --------            --------       --------
                                                               $297,000            $222,000       $228,000
                                                               ========            ========       ========
    Federal tax rate                                              34.00%              34.00%         34.00%
    Increase in taxes resulting from:
      State income taxes, net of federal tax benefit               3.30%               3.30%          3.30%
      Other-primarily non-deductible expenses                      2.10%               8.70%          2.03%
                                                               --------            --------       --------
    Effective tax rate                                            39.40%              46.00%         39.33%
                                                               ========            ========       ========



    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2001 and 2000 are as follows:

                                                                           2001                   2000
                                                                          ------                 ------
    Current deferred tax assets:
      Accounts receivable                                              $  (3,000)              $ (45,000)
      Inventories, principally due to additional
        costs inventoried for tax purposes
        pursuant to the Tax Reform Act of 1986                           227,000                 336,000
      Compensated absences, principally due to
        accrual for financial reporting services                          62,000                  97,000
      Other                                                                9,000                      --
                                                                       ---------               ---------
          Total current deferred tax assets                              295,000                 388,000
    Deferred tax liabilities:
      Property, plant and equipment, principally due to
        differences in depreciation and capitalized interest             113,000                 155,000
                                                                       ---------               ---------
          Total non-current deferred tax liabilities                     113,000                 155,000
                                                                       ---------               ---------
                Net deferred tax asset                                 $ 182,000               $ 233,000
                                                                       =========               =========

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

6.  Long-Term Debt and Notes Payable

    Long-term debt and notes payable at January 31, 2001 and 2000 consisted of the following:

                                                                      2001               2000
                                                                     ------             ------

    Note payable                                                   $1,234,000          $1,268,000
    Industrial development revenue bonds                              890,000             965,000
    Mortgage note payable                                             611,000             831,000
    Note payable, equipment                                         1,005,000           1,229,000
    Note payable, II                                                1,614,000                  --
                                                                   ----------          ----------
                                                                    5,354,000           4,293,000
    Less current maturity                                           1,019,000             542,000
                                                                   ----------          ----------
    Long-term debt and notes payable, less current maturity        $4,335,000          $3,751,000
                                                                   ==========          ==========


    The amount of long-term debt and notes payable maturing in each of the fiscal years 2002, 2003, 2004, 2005 and thereafter approximates $1,019,000, $1,040,000, $1,341,000, $1,041,000 and $913,000, respectively.

    Note Payable

    The note payable is payable in monthly installments beginning in October 1998 through September 30, 2003 including interest at the 90-day average of the 90-day treasury bill plus 2.75% (8.04% and 7.74% at January 31, 2001 and 2000 respectively). The note payable is collateralized by accounts receivable and inventory.

    Industrial Development Revenue Bonds

    The industrial development revenue bonds are payable in quarterly principal installments of approximately $19,000 and monthly interest installments through December 2012 and bear interest at 90% of prime. The bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral has a carrying value of approximately $1,270,000 at January 31, 2001. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired, certain portions could become immediately payable, or the interest rate will be increased. In addition, the outstanding balance of $890,000 is subject to accelerated maturity upon a material, adverse change in financial condition or operation which in the opinion of the Trustee materially affect the borrower's ability to repay the obligation as defined in the loan agreement.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


    Mortgage Note Payable

    The mortgage note is payable in monthly installments through May 2009, including interest at 7.5% through May 1999 and prime plus 1 percent thereafter. The note is collateralized by substantially all property, plant and equipment at the Avionics Specialties, Inc. location. The collateralized property has a carrying value of approximately $1,315,000 at January 31, 2001.

    Note Payable, Equipment

    During September 1999, the Company converted its equipment revolving credit facility into a note payable. The note payable is payable in monthly installments beginning in September 1999 through September 2004 including interest at 8.05%. The note payable is collateralized by all machinery and equipment at the Clearwater location.

    Note Payable, II

    During July 2000, the Company converted $1,800,000 of its Revolving Credit Facility (Note 7) into a long term note payable. This note bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate was adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury bill rate" on the last day of each of the Company's fiscal calendar quarters (8.61% at January 31, 2001). This note is payable in thirty-seven monthly principal installments of $37,103, plus accrued interest, with the outstanding principal balance due on or before September 30, 2003. This note is collateralized by receivables, inventory and general intangibles.

    The Company's long-term debt agreements include certain restrictive covenants, including restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and the requirement to maintain: a debt to tangible net worth ratio of 1.0:1, a current ratio of 2.0:1 and a long-term debt service coverage of 1.25:1. The Company is in compliance with all of the above debt covenants at January 31, 2001.

    SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2001 and 2000 approximates fair value due to their adjustable rates which change frequently. The prime rate of interest at January 31, 2001 and 2000 was 9.05% and 8.50%, respectively.

7.  Revolving Credit Facilities

    During July 2000, the Company acquired a revolving credit facility in the amount of $1,000,000 to replace the prior facility that matured in June 2000. The interest is payable monthly and bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate was adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


    bill rate" on the last day of each of the Company's fiscal calendar quarters (8.61% at January 31, 2001). At January 31, 2001, there were no borrowings outstanding under this revolving credit facility. This note is due and payable on demand, and if no demand is made, is due and payable May 30, 2001. The revolving credit facility agreement is collateralized by receivables, inventory and general intangibles, and is subject to the same covenants that are included in the Company's long-term debt agreements.

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

8.  Major Customer Information

    Sales to U. S. Government agencies, when combined, represented 10 percent or more of net sales and amounted to approximately $7,180,000, $5,869,000 and $4,822,000 for the years ended January 31, 2001, 2000 and 1999, respectively. Sales to an additional customer represented 10 percent or more of net sales and amounted to $2,996,000 and $2,271,000 for the years ended 2001 and 1999, respectively. Foreign sales for the years ended January 31, 2001, 2000 and 1999 represented 10 percent or more of net sales and amounted to approximately $5,671,000, $7,116,000 and $3,917,000, respectively. All foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10 percent of net sales for years ended January 31, 2001, 2000 or 1999.

    Receivables at January 31, 2001 included approximately $840,000, $382,000 and $1,551,000 due from the U.S. Government, an additional customer and foreign customers, respectively. Receivables at January 31, 2000 included approximately $1,035,000, $545,000 and $1,250,000 due from the U.S.
    Government, an additional customer and foreign customers, respectively. No other customers represented greater than 10 percent of receivables at January 31, 2001 or 2000.

9.  Benefit Plans

    Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 15% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant's yearly compensation. Such matching contributions will be made in cash or common stock of the Company. Additional contributions may be made at the Company's discretion. For the years ended January 31, 2001, 2000 and 1999, the Company's contribution

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------



    was approximately $188,000, $187,000 and $172,000, respectively. During the years ended January 31, 2001, 2000 and 1999, the Company issued 17,046, 13,696 and 8,934 shares of treasury stock, respectively, in partial payment of the Plan. These stock contributions were accounted for as non-cash transactions.

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


                                                                      Exercise
                                                        Shares         Price
                                                       -------       ----------

    Balance, February 1, 1998                           4,000
    Exercised                                          (1,000)         $3.00
    Canceled                                           (3,000)         $3.00
                                                      -------
    Balance, January 31, 1999                              --
                                                      =======


    At January 1, 1999, there are no remaining options available for grant or exercise under the plan. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123 but applies Accounting Principles Board (APB) Option No. 25 and related interpretations in accounting for its plan. SFAS No. 123 and APB No. 25 have no material financial accounting or reporting impact on the Company for the years ended January 31, 2000, 1999 and 1998.

10. Related Party Transactions

    During the year ended January 31, 1997, the Company obtained long-term financing from a shareholder totaling $750,000 at origination. Principal repayments totaling $225,000, $275,000, and $250,000 were made during 1999, 1998, and 1997, respectively. At January 31, 1999, all principal and interest were paid in full.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


11.  Commitments and Contingencies

     The Company was sued in September 1996 by David S. Goldman, former President and Chief Executive Officer of Aerosonic Corporation, for an alleged breach of a consulting agreement between Mr. Goldman and the Company. The suit seeks damages in excess of $15,000. During fiscal year 1997, the Company sued Mr. Goldman and Mil-Spec Finishers, Inc., a former subcontractor to Aerosonic Corporation owned and controlled by Mr. Goldman, seeking damages in excess of $15,000, for alleged fraud and misappropriation of funds, appropriation of corporate opportunity, breach of fiduciary duty and conversion. An amended complaint, adding claims for civil theft against both defendants, was filed by the Company in October of 1997. The majority of discovery is completed and a trial date is set for June of 2001. Management believes that the ultimate resolution of this matter will not have a material effect on the financial position of the Company.

     In accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000, the Company had utilized all amounts originally recorded in other accrued expenses, and phase-one remediation had been completed.

     During the third quarter of 2001, management assessed the post-remediation monitoring expense related to the environmental clean up of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. Approximately $73,000 remains accrued in other accrued expenses at January 31, 2001.

     From time to time the Company can be involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company's financial position, results of operations, or liquidity.

     At January 31, 2001, the Company was committed to future purchases primarily for materials of approximately $3,336,844.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


12.  Quarterly Data (unaudited):



                                                                    Quarter Ended
                                             ---------------------------------------------------------------
                                              April 30         July 31           October 31      January 31
                                             ---------        ---------         ------------    ------------
 2001
   Net sales                                 $6,484,000       $5,632,000         $5,706,000     $6,850,000
   Gross profit (loss)                        2,090,000        1,954,000          2,080,000      2,894,000
   Income (loss) from operations                248,000          334,000           (178,000)       696,000
   Net income (loss)                             91,000          120,000           (193,000)       438,000
   Earnings (loss) per share (EPS) - basic         0.02             0.03              (0.05)             0
   Earnings (loss) per share (EPS) - diluted       0.02             0.03              (0.05)             0

 2000
   Net sales                                 $4,894,000       $5,861,000         $6,237,000     $6,279,000
   Gross profit                               1,965,000        2,088,000          2,250,000      2,048,000
   Income from operations                       137,000          318,000            230,000        209,000
   Net income (loss)                             49,000          144,000             68,000         (1,000)
   Earnings per share (EPS) - basic                0.01             0.04               0.02              0
   Earnings per share (EPS) - diluted              0.01             0.04               0.02              0