Form 10-Q
period 2001-04-30
AEROSONIC CORP /DE/
filed 2001-06-15
CIK 109471

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



          FOR QUARTER ENDED April 30, 2001 COMMISSION FILE NO. 0-4988
                            ----------------                   ------

                             AEROSONIC CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                               74-1668471
          ---------------------                      --------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

        1212 No. Hercules Avenue, Clearwater, Florida        33765
        ---------------------------------------------       -------
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

                                 YES X  NO____
                                    ---
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.40 per share, 3,986,262 number of shares as of
                                April 30, 2001.

                                     INDEX

                             AEROSONIC CORPORATION


                                                                                   Page No.
                                                                                   -------

PART 1.     FINANCIAL INFORMATION
------      ---------------------
Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -                                  3
               April 30, 2001 and January 31, 2001

            Condensed Consolidated Statements of Income -                            4
               Three months ended April 30, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows -                        5
               Three months ended April 30, 2001 and 2000

            Notes to Condensed Consolidated Financial Statements -                   6
               April 30, 2001

Item 2.     Management's Discussion and Analysis of                               7 - 8
               Financial Condition and Results of Operations


PART II.    OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K                                         9

SIGNATURES                                                                          10
----------

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
   Consolidated Balance Sheets

                                                                  April 30,
                                                                     2001        January 31,
                                                                 (unaudited)        2001
                                                                -------------   -------------
ASSETS

Current assets:
   Cash and cash investments                                    $   1,199,000   $   1,077,000
   Accounts receivable                                              5,143,000       5,055,000
   Inventory                                                        9,890,000       9,949,000
   Prepaid expenses                                                   492,000         122,000
   Deferred income tax benefit                                        295,000         295,000
                                                                -------------   -------------

        Total current assets                                       17,019,000      16,498,000

Property, plant and equipment, net                                  4,094,000       4,157,000
Other assets                                                          766,000         818,000
                                                                -------------   -------------

                                                                $  21,879,000   $  21,473,000
                                                                =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current installments of long-term debt and notes payable     $   1,029,000   $   1,019,000
   Revolving credit facilities                                        500,000               0
   Accounts payable, trade                                          1,437,000       1,252,000
   Compensation and benefits                                          815,000         849,000
   Income taxes payable                                               157,000         153,000
   Other accrued expenses                                             398,000         621,000
                                                                -------------   -------------

        Total current liabilities                                   4,336,000       3,894,000

Long-term debt, less current installments                           4,119,000       4,335,000
Deferred income taxes                                                 113,000         113,000
                                                                -------------   -------------

        Total liabilities                                           8,568,000       8,342,000
                                                                -------------   -------------

Shareholders' equity:
   Common stock, $.40 par; 8,000,000 shares
     authorized; 3,986,262 shares issued                            1,595,000       1,595,000
   Additional paid-in capital                                       4,457,000       4,457,000
   Retained earnings                                                7,880,000       7,700,000
   Less treasury stock, 66,417 shares and 66,417 shares
     at 1/31/01 and 4/30/01, respectively, at cost                   (621,000)       (621,000)
                                                                -------------   -------------

        Total shareholders' equity                                 13,311,000      13,131,000
                                                                -------------   -------------

                                                                $  21,879,000   $  21,473,000
                                                                =============   =============

        Note: The balance sheet at January 31, 2001 has been derived from the audited financial statements at this date.

        See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Income (Unaudited)


                                                       Three Months Ended
                                                            April 30,
                                                   ----------------------------
                                                      2001             2000
                                                   -----------      -----------
Net sales                                          $ 6,522,000      $ 6,484,000

Cost of goods sold                                   4,204,000        4,394,000
                                                   -----------      -----------

           Gross profit                              2,318,000        2,090,000

Selling, general and administrative
    expenses                                         1,876,000        1,842,000
                                                   -----------      -----------

           Operating income                            442,000          248,000
                                                   -----------      -----------

Other (income) deductions:
    Interest expense, net                              142,000          118,000
    Other, net                                           3,000          (21,000)
                                                   -----------      -----------
                                                       145,000           97,000
                                                   -----------      -----------


Income before income taxes                             297,000          151,000

Income tax expense                                     117,000           60,000
                                                   -----------      -----------

           Net income                              $   180,000      $    91,000
                                                   ===========      ===========


Earnings per share:                                $      0.05      $      0.02
                                                   ===========      ===========

Basic and Diluted weighted
    average shares outstanding                       3,920,000        3,917,000
                                                   ===========      ===========

    See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Cash Flows (Unaudited)

                                                                  Three Months Ended
                                                                    April 30, 2001
                                                             --------------------------
                                                                2001           2000
                                                             -----------    -----------
Cash flows from operating activities:

  Net income                                                 $   180,000    $    91,000
  Adjustment to reconcile net income to net
      cash provided by (used in) operating activities:
          Depreciation and amortization                          214,000        158,000
          Stock compensation                                                     10,000
          Change in current assets and liabilities              (486,000)       233,000
                                                             -----------    -----------

  Net cash provided by (used in) operating activities            (92,000)       492,000
                                                             -----------    -----------

Cash flows from investing activities:

  Purchase of property, plant and equipment                      (80,000)       (42,000)
                                                             -----------    -----------

  Net cash used in investing activities                          (80,000)       (42,000)
                                                             -----------    -----------

Cash flows from financing activities:

  Proceeds from/(repayment on) long-term debt
            and notes payable                                    294,000       (105,000)
  Purchase of treasury stock                                           0        (44,000)
                                                             -----------    -----------

  Net cash provided by (used in) financing activities            294,000       (149,000)
                                                             -----------    -----------

Net increase (decrease) in cash and cash investments             122,000        301,000

Cash and cash investments, beginning of period                 1,077,000        964,000
                                                             -----------    -----------

Cash and cash investments, end of period                     $ 1,199,000    $ 1,265,000
                                                             ===========    ===========

  Cash paid for:
     Interest                                                $   132,000    $   129,000
                                                             ===========    ===========

     Income taxes                                            $   140,000    $   130,000
                                                             ===========    ===========

              See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 2001.

NOTE B - ENVIRONMENTAL MATTERS
------------------------------

As reported in the annual report on form 10-K for the fiscal year ended January 31, 2001, in accordance with a consent agreement signed by the Company in 1993, the Company's environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company's property. During 1997 the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000 the company had utilized all amounts originally recorded in Other accrued expenses, and phase-one remediation had been completed.

During the third quarter of 2001, management assessed the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of FY 2001. Approximately $55,000 remains accrued in Other accrued expenses at April 30, 2001. Management believes that any additional liability for any further remediation will not have a material affect on the financial position of the company.

NOTE C - WEIGHTED AVERAGE COMMON SHARES AND COMMON EQUIVALENTS OUTSTANDING
--------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER SHARE
----------------------------------

                                                  For the three months ended
                                                   April 30,       April 30,
                                                     2001            2000
                                                     ----            ----
Basic weighted average common
         shares outstanding                       3,920,000        3,917,000
Weighted average common equivalents                       0                0
                                                  ---------        ---------
     Shares used in diluted EPS calculation       3,920,000        3,917,000

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the first quarter ended April 30, 2001 were $6,522,000 as compared to $6,484,000 for the same period in the preceding year. Gross profit as a percentage of net sales equaled 36% in the first quarter of FY2002 versus 31% during the same period in the prior year. The increase in sales and gross profit margin are primarily the result of an increased focus on sales of higher margin products.

Selling, General and Administrative (SG&A) expenses increased during the first quarter ended April 30, 2001 to $1,876,000 as compared to $1,842,000 during the same period in the prior fiscal year. As a percentage of net sales SG&A increased slightly to 29% from 28% in the prior year period. The increase in costs represents the additional effort by management to grow the Company's sales while controlling other SG&A costs.

Interest expense totaled $142,000 for the three months ended April 30, 2001 versus $118,000 during the same period in the preceding year. The increase is due primarily to slightly higher interest rates.

For the first quarter ended April 30, 2001 the Company recorded a net profit of $180,000 or $0.05 per share, compared to a net profit of $91,000, or $0.02 per share during the same period in the preceding year.

Working capital equaled $12,683,000 at April 30, 2001 and the Company's current ratio approximated 3.93:1. Negative cash flow from operations during the first quarter of fiscal year 2002 was due largely to an advance payment to a vendor related to a new program with the integrated multi-function probe. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

The primary market risks exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

The Company is exposed to changes in interest rates primarily as a result of its variable rate short and long term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense for the first quarter by approximately $12,000 based on the balance of variable rate debt outstanding at April 30, 2001.

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

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits

                        None

                    (b) Reports on form 8-K

                        The company did not file any report on form 8-K during the three months ended April 30, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AEROSONIC CORPORATION
                                            ---------------------------
                                                     (Registrant)




Date:       June 13, 2001                   /s/ Eric J. McCracken
     -----------------------------          ---------------------------
                                            Eric J. McCracken
                                            Executive Vice President
                                            and Chief Financial Officer