Form 10-Q
period 2001-07-31
AEROSONIC CORP /DE/
filed 2001-09-14
CIK 109471

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



          FOR QUARTER ENDED July 31, 2001 COMMISSION FILE NO. 0-4988
                            -------------                     ------

                             AEROSONIC CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

                         DELAWARE                           74-1668471
                         ---------------------     -------------------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)            Identification No.)

        1212 No. Hercules Avenue, Clearwater, Florida                33765
        ------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

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

 Common Stock, par value $.40 per share, 3,986,262 number of shares as of July
                                   31, 2001.

                                      INDEX

                              AEROSONIC CORPORATION

                                                                                                     Page No.
                                                                                                     -------

PART 1.  FINANCIAL INFORMATION
------   ---------------------
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -                                                     3
             July 31, 2001 and January 31, 2001

         Condensed Consolidated Statements of Income -                                               4
             Three months ended July 31, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows -                                           5
             Three months ended  July 31, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements -                                      6
             July 31, 2001

Item 2.  Management's Discussion and Analysis of                                                   7 - 8
             Financial Condition and Results of Operations


PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                            9

SIGNATURES                                                                                          10
----------

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
      Consolidated Balance Sheets

                                                                                           July 31,
                                                                                             2001                 January 31,
                                                                                          (unaudited)                 2001
                                                                                      --------------------     -------------------
ASSETS

Current assets:
      Cash and cash investments                                                       $         1,097,000      $        1,077,000
      Accounts receivable                                                                       5,870,000               5,055,000
      Inventory                                                                                 9,959,000               9,949,000
      Prepaid expenses                                                                            416,000                 122,000
      Deferred income tax benefit                                                                 295,000                 295,000
                                                                                      --------------------     -------------------

              Total current assets                                                             17,637,000              16,498,000

Property, plant and equipment, net                                                              4,229,000               4,157,000
Other assets                                                                                      670,000                 818,000
                                                                                      --------------------     -------------------

                                                                                      $        22,536,000      $       21,473,000
                                                                                      ====================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt and notes payable                        $         1,029,000      $        1,019,000
      Revolving credit facilities                                                                 500,000                       0
      Accounts payable, trade                                                                   1,808,000               1,252,000
      Compensation and benefits                                                                   803,000                 849,000
      Income taxes payable                                                                        162,000                 153,000
      Other accrued expenses                                                                      571,000                 621,000
                                                                                      --------------------     -------------------

              Total current liabilities                                                         4,873,000               3,894,000

Long-term debt, less current installments                                                       3,861,000               4,335,000
Deferred income taxes                                                                             113,000                 113,000
                                                                                      --------------------     -------------------

              Total liabilities                                                                 8,847,000               8,342,000
                                                                                      --------------------     -------------------

Shareholders' equity:
      Common stock, $.40 par; 8,000,000 shares
          authorized; 3,986,262 shares issued                                                   1,595,000               1,595,000
      Additional paid-in capital                                                                4,458,000               4,457,000
      Retained earnings                                                                         8,257,000               7,700,000
      Less treasury stock, 66,417 shares and 66,417 shares
          at 1/31/01 and 7/31/01, respectively, at cost                                          (621,000)               (621,000)
                                                                                      --------------------     -------------------

              Total shareholders' equity                                                       13,689,000              13,131,000
                                                                                      --------------------     -------------------

                                                                                      $        22,536,000      $       21,473,000
                                                                                      ====================     ===================

              Note: The balance sheet at January 31, 2001 has been derived from the audited financial statements at this date.

              See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Income (Unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                                July 31,                               July 31,
                                                     -------------------------------      -----------------------------------
                                                         2001              2000                2001                2000
                                                     -------------     -------------      ---------------     ---------------
Net sales                                            $   7,431,000     $   5,632,000           13,953,000     $    12,116,000

Cost of goods sold                                       4,568,000         3,678,000            8,772,000           8,072,000
                                                     -------------     -------------      ---------------     ---------------

               Gross profit                              2,863,000         1,954,000            5,181,000           4,044,000

Selling, general and administrative
      expenses                                           2,160,000         1,620,000            4,036,000           3,462,000
                                                     -------------     -------------      ---------------     ---------------

               Operating income                            703,000           334,000            1,145,000             582,000
                                                     -------------     -------------      ---------------     ---------------

Other (income) deductions:
      Interest expense, net                                 86,000           113,000              228,000             231,000
      Other, net                                             1,000            20,000                4,000              (1,000)
                                                     -------------     -------------      ---------------     ---------------
                                                            87,000           133,000              232,000             230,000
                                                     -------------     -------------      ---------------     ---------------


Income before income taxes                                 616,000           201,000              913,000             352,000

Income tax expense                                         240,000            81,000              357,000             141,000
                                                     -------------     -------------      ---------------     ---------------

               Net income                            $     376,000     $     120,000              556,000     $       211,000
                                                     =============     =============      ===============     ===============


Earnings per share:                                  $        0.10     $        0.03                 0.14     $          0.05
                                                     =============     =============      ===============     ===============

Basic and Diluted weighted
       average shares outstanding                        3,920,000         3,911,000            3,920,000           3,914,000
                                                     =============     =============      ===============     ===============

       See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
  Consolidated Statements of Cash Flows (Unaudited)

                                                                         Six months ended
                                                                             July 31
                                                                 ---------------------------------
                                                                     2001                2000
                                                                 -------------       -------------
Cash flows from operating activities:

      Net income                                                 $    556,000        $    211,000
      Adjustment to reconcile net income to net
          cash provided by (used in) operating activities:
               Depreciation and amortization                          432,000             353,000
               Stock compensation                                                         188,000
               Change in current assets and liabilities              (650,000)            294,000
                                                                 -------------       -------------

      Net cash provided by (used in) operating activities             338,000           1,046,000
                                                                 -------------       -------------

Cash flows from investing activities:

      Purchase of property, plant and equipment                      (211,000)           (126,000)
      Changes in other assets                                        (148,000)           (105,000)
                                                                 -------------       -------------
      Net cash used in investing activities                          (359,000)           (231,000)
                                                                 -------------       -------------

Cash flows from financing activities:

      Proceeds from/(repayment on) long-term debt
                   and notes payable                                   37,000            (247,000)
      Purchase of treasury stock                                            0            (112,000)
                                                                 -------------       -------------

      Net cash provided by (used in) financing activities              37,000            (359,000)
                                                                 -------------       -------------

Net increase (decrease) in cash and cash investments                   20,000             456,000

Cash and cash investments, beginning of period                      1,077,000             964,000
                                                                 -------------       -------------

Cash and cash investments, end of period                         $  1,097,000        $  1,420,000
                                                                 =============       =============
      Cash paid for:
          Interest                                               $    245,000        $    224,000
                                                                 =============       =============

          Income taxes                                           $    336,000        $     70,000
                                                                 =============       =============

          See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 2001.

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

During the third quarter of 2001, management assessed the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of FY 2001. Approximately $26,000 remains accrued in Other accrued expenses at July 31, 2001. Management believes that any additional liability for any further remediation will not have a material affect on the financial position of the company.

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the second quarter ended July 31, 2001 were $7,431,000 as compared to $5,632,000 for the same period in the preceding year. Year-to-date net sales for the period ended July 31, 2001 were $13,953,000 as compared to $12,116,000 in the prior year period. Gross profit as a percentage of net sales equaled 39% in the second quarter of FY2002 versus 35% during the same period in the prior year. Gross profit margin, year-to-date, through the period ended July 31, 2001 equaled 37% versus 33% during the prior year period. The increase in sales and gross profit margin are primarily the result of an increased focus on sales of higher margin products.

Selling, General and Administrative (SG&A) expenses increased during the second quarter ended July 31, 2001 to $2,160,000 as compared to $1,620,000 during the same period in the prior fiscal year. As a percentage of net sales SG&A remained stable at 29% as compared to the prior year period. SG & A year-to-date through the period ended July 31, 2001 increased to $4,036,000 from $3,462,000 in the prior year period. However, as a percentage of net sales, SG & A remained constant at 29% of net sales from period to period. The increase in costs represents the additional effort by management to grow the Company's sales while controlling other SG&A costs.

Interest expense dropped to $86,000 for the three months ended July 31, 2001 from $113,000 during the same period in the preceding year. Interest expense year-to-date through the period ended July 31, 2001 dropped to $228,000 versus $231,000 during the prior year period. This reduction is due primarily to reduced outstanding debt and lower interest rates.

For the second quarter ended July 31, 2001 the Company recorded a net profit of $376,000 or $0.10 per share, compared to a net profit of $120,000, or $0.03 per share during the same period in the preceding year. Earnings year-to-date through the period ended July 31, 2001 increased to $556,000, or $0.14 per share from $211,000, or $0.05 per share.

Working capital equaled $12,764,000 at July 31, 2001 and the Company's current ratio approximated 3.92:1. Cash flow provided by operations was $338,000 through the second quarter ended July 31, 2001. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

The primary market risks exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

The Company is exposed to changes in interest rates primarily as a result of its variable rate short and long term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense for the second quarter by approximately $9,000 based on the balance of variable rate debt outstanding at July 31, 2001.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                         (a) Exhibits

                             None

                         (b) Reports on form 8-K

                             The company did not file any report on form 8-K
during the three months ended July 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    AEROSONIC CORPORATION
                                                    ---------------------
                                                             (Registrant)




Date:       September 13, 2001                    /s/ Eric J. McCracken
         ---------------------                    ------------------------
                                                  Eric J. McCracken
                                                  Executive Vice President
                                                  and Chief Financial Officer