Form 10-Q
period 2001-10-31
AEROSONIC CORP /DE/
filed 2001-12-17
CIK 109471

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



       FOR QUARTER ENDED  October 31, 2001  COMMISSION FILE NO.  0-4988
                        --------------------                  ---------

                             AEROSONIC CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                    74-1668471
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

       1212 No. Hercules Avenue, Clearwater, Florida              33765
       ----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

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

                               YES  X    NO____
                                  -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.40 per share, 3,986,262 number of shares as of October
                                   31, 2001.

                                     INDEX

                             AEROSONIC CORPORATION

                                                                        Page No.
                                                                        -------

PART 1.  FINANCIAL INFORMATION
------   ---------------------


Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -                         3
            October 31, 2001 and January 31, 2001

         Condensed Consolidated Statements of Income -                   4
            Three and nine months ended October 31, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows -               5
            Nine months ended October 31, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements -          6
            October 31, 2001

Item 2.  Management's Discussion and Analysis of                       7 - 8
            Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                             10
----------

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
    Consolidated Balance Sheets

                                                                         October 31,
                                                                            2001           January 31,
                                                                         (unaudited)          2001
                                                                       ---------------   ---------------
ASSETS

Current assets:
     Cash and cash investments                                         $       919,000   $     1,077,000
     Accounts receivable                                                     5,953,000         5,055,000
     Inventory                                                              10,021,000         9,949,000
     Prepaid expenses                                                          175,000           122,000
     Deferred income tax benefit                                               295,000           295,000
                                                                       ---------------   ---------------

              Total current assets                                          17,363,000        16,498,000

Property, plant and equipment, net                                           4,315,000         4,157,000
Other assets                                                                   621,000           818,000
                                                                       ---------------   ---------------

                                                                       $    22,299,000   $    21,473,000
                                                                       ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt and notes payable          $     1,029,000   $     1,019,000
     Revolving credit facilities                                               500,000                 0
     Accounts payable, trade                                                 1,172,000         1,252,000
     Compensation and benefits                                                 712,000           849,000
     Income taxes payable                                                      220,000           153,000
     Other accrued expenses                                                  1,055,000           621,000
                                                                       ---------------   ---------------

              Total current liabilities                                      4,688,000         3,894,000

Long-term debt, less current installments                                    3,605,000         4,335,000
Deferred income taxes                                                          113,000           113,000
                                                                       ---------------   ---------------

              Total liabilities                                              8,406,000         8,342,000
                                                                       ---------------   ---------------

Shareholders' equity:
     Common stock, $.40 par; 8,000,000 shares
        authorized; 3,986,262 shares issued                                  1,595,000         1,595,000
     Additional paid-in capital                                              4,458,000         4,457,000
     Retained earnings                                                       8,461,000         7,700,000
     Less treasury stock, 66,417 shares and 66,417 shares
        at 1/31/01 and 10/31/01, respectively, at cost                        (621,000)         (621,000)
                                                                       ---------------   ---------------

              Total shareholders' equity                                    13,893,000        13,131,000
                                                                       ---------------   ---------------

                                                                       $    22,299,000   $    21,473,000
                                                                       ===============   ===============

              Note: The balance sheet at January 31, 2001 has been derived from the audited financial statements at this date.

              See Notes to Consolidated Financial Statements.

Aerosonic Corporation and Subsidiary
     Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                                        October 31,                          October 31,
                                              -------------------------------     ---------------------------------
                                                   2001             2000               2001               2000
                                              -------------     -------------     --------------     --------------
Net sales                                     $   6,994,000     $   5,706,000     $   20,947,000     $   17,822,000

Cost of goods sold                                4,656,000         3,626,000         13,428,000         11,698,000
                                              -------------     -------------     --------------     --------------

           Gross profit                           2,338,000         2,080,000          7,519,000          6,124,000

Selling, general and administrative
     expenses                                     1,895,000         2,258,000          5,931,000          5,720,000
                                              -------------     -------------     --------------     --------------

           Operating income                         443,000          (178,000)         1,588,000            404,000
                                              -------------     -------------     --------------     --------------

Other (income) deductions:
     Interest  expense, net                          99,000           148,000            327,000            379,000
     Other, net                                      10,000            (4,000)            14,000             (5,000)
                                              -------------     -------------     --------------     --------------
                                                    109,000           144,000            341,000            374,000
                                              -------------     -------------     --------------     --------------

Income before income taxes                          334,000          (322,000)         1,247,000             30,000

Income tax expense                                  130,000          (129,000)           486,000             12,000
                                              -------------     -------------     --------------     --------------

           Net income                         $     204,000     $    (193,000)    $      761,000     $       18,000
                                              =============     =============     ==============     ==============


Earnings per share:                           $        0.05     $       (0.05)              0.19     $         0.00
                                              =============     =============     ==============     ==============

Basic and Diluted weighted
     average shares outstanding                   3,920,000         3,922,000          3,920,000          3,917,000
                                              =============     =============     ==============     ==============

     See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
      Consolidated Statements of Cash Flows (Unaudited)

                                                                                Nine months ended
                                                                                    October 31
                                                                         --------------------------------
                                                                              2001              2000
                                                                         -------------     --------------
Cash flows from operating activities:

     Net income                                                          $    761,000      $     18,000
     Adjustment to reconcile net income to net
       cash provided by (used in) operating activities:
            Depreciation and amortization                                     597,000           534,000
            Stock compensation                                                                  188,000
            Change in current assets and liabilities                         (739,000)          218,000
                                                                         ------------      ------------

     Net cash provided by (used in) operating activities                      619,000           958,000
                                                                         ------------      ------------
Cash flows from investing activities:

     Purchase of property, plant and equipment                               (681,000)         (195,000)
     Changes in other assets                                                  134,000          (114,000)
                                                                         ------------      ------------

     Net cash used in investing activities                                   (547,000)         (309,000)
                                                                         ------------      ------------
Cash flows from financing activities:

     Proceeds from/(repayment on) long-term debt
        and notes payable                                                    (230,000)         (453,000)
     Purchase of treasury stock                                                     0          (151,000)
                                                                         ------------      ------------

     Net cash provided by (used in) financing activities                     (230,000)         (604,000)
                                                                         ------------      ------------

Net increase (decrease)  in cash and cash investments                        (158,000)           45,000

Cash and cash investments, beginning of period                              1,077,000           964,000
                                                                         ------------      ------------

Cash and cash investments, end of period                                 $    919,000      $  1,009,000
                                                                         ============      ============
     Cash paid for:
          Interest                                                       $    320,000      $    352,000
                                                                         ============      ============

          Income taxes                                                   $    418,000      $     70,000
                                                                         ============      ============

      See notes to consolidated financial statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OCTOBER 31, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended January 31, 2001.

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

During the third quarter of 2001, management assessed the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of Fiscal Year 2001. Approximately $5,000 remains accrued in Other accrued expenses at October 31, 2001. Management believes that any additional liability for any further remediation will not have a material affect on the financial position of the company.

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the third quarter ended October 31, 2001 were $6,994,000 as compared to $5,706,000 for the same period in the preceding year. Year-to-date net sales for the nine months ended October 31, 2001 were $20,947,000 as compared to $17,822,000 in the prior year period. Sales increases were due largely to the increased sales of altimeters, airspeed indicators, non-warranty instrument repairs, spare parts and riflescope components. Gross profit as a percentage of net sales equaled 33% in the third quarter of FY2002 versus 36% during the same period in the prior year. Gross profit margin, year-to-date, through the period ended October 31, 2001 equaled 36% versus 34% during the prior year period. The decline in gross profit margin in the third quarter was due to a higher concentration of multi-function probe sales to one certain customer through Avionics Specialties, Inc., Aerosonic Corporation's wholly - owned subsidiary.

Selling, General and Administrative (SG & A) expenses decreased during the third quarter ended October 31, 2001 to $1,895,000 as compared to $2,133,000 during the same period in the prior fiscal year. As a percentage of net sales SG& A decreased to 27% as compared to 37% during the prior year period. SG & A year-to-date through the period ended October 31, 2001 increased to $5,931,000 from $5,595,000 in the prior year period. However, as a percentage of net sales, SG & A decreased to 28% of net sales compared to 31% during the prior year period. The decreased SG & A expense during the third quarter ended October 31, 2001 as compared to same period in the prior fiscal year represents a reduction in legal expenses and the effort by management in controlling other SG & A costs. Year-to-date SG & A for the nine months ended October 31, 2001 increased during the year compared to Year to Date prior year due to an increase in legal expense during the first and second quarters of FY2002.

Interest expense dropped to $99,000 for the three months ended October 31, 2001 from $148,000 during the same period in the preceding year. Interest expense year-to-date through the period ended October 31, 2001 dropped to $327,000 versus $379,000 during the prior year period. This reduction is due primarily to reduced outstanding debt and lower interest rates.

For the third quarter ended October 31, 2001 the Company recorded a net profit of $204,000 or $0.05 per share, compared to a net loss of $193,000, or ($0.05) per share during the same period in the preceding year. Earnings year-to-date through the period ended October 31, 2001 increased to $761,000, or $0.19 per share from $18,000 or $0.00 per share.

Working capital equaled $12,675,000 at October 31, 2001 and the Company's current ratio approximated 3.70:1. Cash flow provided by operations was $619,000 through the third quarter ended October 31, 2001. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company's line of credit arrangement will be sufficient to fund future growth.

The primary market risks exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk. The Company is exposed to changes in interest rates primarily as a result of its variable rate short- and long-term borrowings. A hypothetical 10% increase in the Company's weighted average interest rate would have increased the Company's interest expense for the third quarter by approximately $9,000 based on the balance of variable rate debt outstanding at October 31, 2001.



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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 None

             (b) Reports on form 8-K

                 The company did not file any report on form 8-K during the three months ended October 31, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AEROSONIC CORPORATION
                                              ---------------------
                                                       (Registrant)



Date:  December 14, 2001                      /s/ Eric J. McCracken
     -------------------                      ---------------------
                                              Eric J. McCracken
                                              Executive Vice President
                                              and Chief Financial Officer