Form 10-K
period 2002-01-31
AEROSONIC CORP /DE/
filed 2002-05-01
CIK 109471

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ___________________

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                              __________________

                  For the Fiscal Year Ended January 31, 2002
                         Commission File Number 0-4988

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

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock - Par Valcue $.40
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

As of April 24, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $67,892,000.

As of April 24, 2002, the issuer had 3,919,845 shares of Common Stock outstanding, net of treasury shares.
________________________________________________________________________________
                      Documents Incorporated by Reference

          Document                                      Part of 10K
          --------                                      -----------
 Proxy Statement for the 2002                 Part II, Items 10, 11, 12 and 13
Annual Meeting of Stockholders

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

The Company is principally engaged in one business segment: The manufacture of aircraft instruments ("Instruments"). The Company consists of three geographical locations and four operating divisions. The divisions are; the Clearwater, Florida Instrument Division ('Clearwater Instruments"), the Aerosonic Wichita, Kansas Division ("Kansas Instruments"), Avionic Specialties, Inc. ("Avionics"), a Virginia Corporation wholly owned by the Company and Precision Component Division ("Precision Components").

Clearwater Instruments was started in 1953 and primarily manufactures Altimeters, Airspeed Indicators, Rate of Climb Indicators, Microprocessor Controlled Air Data Test Sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments' repair business. Avionics was a division of Teledyne Industries, Inc. prior to its acquisition by Aerosonic Corporation in January 1993. Avionics maintains three major product lines in the aircraft instrument segment: 1) Angle of Attack ("AOA")/Stall Warning Systems; 2) Integrated Multifunction Probe (IMFP), an integrated air data sensor; and 3) Engine Vibration Monitoring System (EVMS), an aircraft health and usage monitor. In August 1998, the Company formed a new division entitled Precision Components, to perform precision high volume machining of mechanical components, which was not significant to operations in fiscal year 2002, 2001 or 2000.

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

Safe travel on RVSM routes requires that an aircraft's altimeter and test equipment associated with the altimeter is extremely accurate. The Company manufactures an Air Data Test Set that exceeds the tight tolerances of the new RVSM requirements. The technology used to develop this test equipment is adaptable for use in an electronic based altimeter system. RVSM is mandated between 29,000 and 41,000 feet and scheduled to be implemented worldwide by 2005.

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

Products and Distribution

The Company's products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the U.S. military services. For the fiscal year ended January 31, 2002, approximately 60% of the Company's total sales were to the private sector and 40% to military services. Domestic sales of the Company's products are made to many different commercial (non-government) customers. During fiscal year 2002, there was only one commercial customer representing over 10% of total revenues. The aggregate percentage of foreign sales were 26%, 23% and 31% for the fiscal years ended January 31, 2002, 2001 and 2000 respectively.

Most of the Company's instrument sales are made directly through Company employees to original equipment manufacturers or to the military, with the Company's remaining sales being made through other distributors (who resell to aircraft operators).

The Company produces a full line, of both three- and two-inch, mechanical and electro-mechanical cockpit instruments. These instruments require no backup power, as they transfer valuable flight data to the pilot using only the air pressure (from the aircraft probes) as a power source. The company also manufactures a state of the art Air Data Test Set used by aircraft OEMS, repair centers and the US Military.

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

Customers

The Company primarily markets its products to the original equipment manufacturers (OEMs), particularly the manufacturers of corporate and private jets as well as contractors of military jets. Customers include, among others, the United States government and the majority of OEM's throughout the world. The Company's products reach the private aircraft owners through our network of authorized distributors.

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

Development contracts provide resources for technology advancement necessary for development of various products. The Company negotiates for and generally receives progress payments from customers that correlate with the costs incurred. Early in FY 2003, notification was received that a derivative of the IMFP had been selected for use on the Joint Strike Fighter (JSF). The requirements for JSF probe will require a new design based on the IMFP with development beginning in FY 2003.

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

Quality Assurance

Product quality is imperative to the aviation industry. The Company strives to maintain the highest standards within each of the divisions.

The Company is recognized by Lockheed as a Star Supplier and by Boeing as a Q100 supplier. The Q100 program uses multilevel criteria to identify the top 100 worldwide suppliers to the Boeing Company.

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

Patents and Licenses

The Company has patents on certain commercial and military products such as air data probes. The Company also has certain registered trademarks. The patents and intellectual property portfolio, in the aggregate, is valuable to operations, however the Company does not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

The Company expended approximately $1,022,000, $780,000 and $801,000 in research and development costs for potential new products and enhancements during the fiscal years 2002, 2001 and 2000. There are approximately 25 engineers working at the Company, on a full- or part-time basis, involved in these activities.

Research at Avionics Specialties in fiscal 2002 was primarily concerned with the development and qualification of the Integrated Multi Function Probe (IMFP). Discussions with the European JAA certification authorities revealed that they require new and very severe icing tests for all new certifications. The severity of these new requirements has required a substantial effort to evaluate and have also required a change in the IMFP heater design during the past year. Qualification of the IMFP for Military programs, including icing, is nearing completion with the civilian (FAA/JAA) qualification tests to follow. Flight-testing of the military versions on the US F-16 and the Korean T-50 will commence early in FY 2003. A third customer for the military version of the IMFP was added during FY 2002 when it was selected for use on the Aermacchi MB339 trainer aircraft. Early in FY 2003, notification was received that a derivative of the IMFP had been selected for use on the Joint Strike Fighter (JSF). The requirements for JSF probe will require a new design based on the IMFP with development beginning in FY 2003. The completion of the IMFP development and the start of the JSF probe development will be the focus of the majority of the Research and Development activities in the next year.

During the past year, the combined stall warning and angle of attack transmitter
(SWTx) and the Engine and Vibration Monitoring System (EVMS) continued to have new development activities related to their use on new aircraft types. The SWTx will be under development for use on the British Aerospace Nimrod and Swearingen SJ-30 aircraft. Initial hardware and software for these programs has been delivered and they will both have continuing flight test this year. A new program to develop an Angle of Attack transmitter with digital output and self test but without stall warning capability has also begun with Gulfstream Aerospace as the initial customer. This new program and continuing development of the SWTx and EVMS for new aircraft will account for the remainder of the development effort in FY 2003.

The Company continued development of enhancements to its existing product line. Product enhancement activities included software enhancements for the air data test set to meet a market demand for additional functionality.

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

Employees

As of the fiscal year ended January 3l, 2002, the Company employed approximately 264 employees in its business operations. This consisted of 128 Clearwater Instrument employees, 10 Kansas Instrument employees, 114 Avionics employees and 12 Precision Component employees. The Company's future success depends on the ability to attract, train and retain quality personnel. The Company's employees are not represented by labor unions and Management regards its relations with its employees to be good.

Item 2. Properties.
        ----------

The following sets forth the locations and general characteristics of the Company's principal plants:

                                 Approximate No. Square Feet
     Location                     of Factory and Office Area
     -------------------------------------------------------
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

Item 3. Legal Proceedings.
        -----------------

The Company remains involved in litigation with its former President and Chief Executive Officer, David Goldman and his company Mil-Spec Finishers, Inc. The Case was originally scheduled to go to trial in June of 2001. However, Mr. Goldman and Mil-Spec Finishers filed Chapter 7 Bankruptcy on May 25, 2001. Accordingly, all actions pending in the litigation were automatically stayed pursuant to the bankruptcy code. The Company has elected to pursue Mr. Goldman and Mil-Spec Finishers, Inc. in the Bankruptcy Court.

Additionally, from time to time the Company can be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

None.

PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder
        ----------------------------------------------------------------
Matters.
-------

The Company's Common Stock is traded on the American Stock Exchange under the symbol "AIM". The range of high and low bid quotations as reported by the American Stock Exchange for each of the quarters of the fiscal years ended January 3l, 2002 and January 3l, 2001 is as follows:

 Fiscal Year Ended January 31, 2002
 ----------------------------------

 Quarter                           Bid                           Bid
----------------------------------------------------------------------
    1             High            16.750        Low             12.000
----------------------------------------------------------------------
    2             High            19.750        Low             16.250
----------------------------------------------------------------------
    3             High            20.500        Low             18.010
----------------------------------------------------------------------
    4             High            21.350        Low             18.400
----------------------------------------------------------------------

 Fiscal Year Ended January 31, 2001
 ----------------------------------

 Quarter                           Bid                           Bid
----------------------------------------------------------------------
    1             High            11.130        Low              9.125
----------------------------------------------------------------------
    2             High            10.640        Low              9.125
----------------------------------------------------------------------
    3             High            10.440        Low              8.125
----------------------------------------------------------------------
    4             High            12.500        Low              9.875
----------------------------------------------------------------------

During those same periods, no cash dividends were paid. The payment of future dividends, if any, on the Company's common stock and the amount thereof will be dependent upon the Company's earnings, financial requirements, and other factors deemed relevant by the Company's Board of Directors.

As of April 24, 2002, the Company's outstanding shares of common stock were owned by approximately 2,165 shareholders of record.

Item 6. Selected Financial Data.
        -----------------------

The following selected financial data for the five years in the period ended January 31, 2002 have been derived from the Company's Consolidated Financial Statements.

                                                                         Years Ended January 31,
                                                                         -----------------------

                                    2002                  2001                 2000                1999                 1998
                             -------------------   ------------------   ------------------   -----------------   ------------------
Revenue                        $      27,424,000     $     24,672,000     $     23,271,000     $    19,670,000     $     19,326,000
                             ===================   ==================   ==================   =================   ==================

Income from
  Continuing operations        $       1,040,000     $        456,000     $        260,000     $       353,000     $      1,201,000
                             ===================   ==================   ==================   =================   ==================

Basic and diluted earnings
 per share from
Continuing operations          $            0.27     $           0.12     $           0.07     $          0.09     $           0.31
                             ===================   ==================   ==================   =================   ==================

Total assets                   $      22,219,000     $     21,473,000     $     22,774,000     $    20,417,000     $     18,315,000
                             ===================   ==================   ==================   =================   ==================

Long-term obligations          $       3,495,000     $      4,448,000     $      3,906,000     $     3,396,000     $      3,572,000
                             ===================   ==================   ==================   =================   ==================

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
Results of Operations.
---------------------

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included elsewhere herein.

Results of Operations

Revenues

Revenues increased $2,752,000, or 11%, to $27,424,000 for fiscal year 2002 from $24,672,000 for fiscal year 2001. This growth was attributed to several areas including expanded core instrument sales, repairs and riflescope components.

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

Cost of Sales

Cost of sales increased $1,508,000 or 10%, to $17,162,000, or 63% of revenues, for fiscal year 2002 from $15,654,000 or 63% of revenues, for fiscal year 2001. The increase in dollar amount was related partly to the increase in revenues as well as higher research and development costs.

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

Selling General and Administrative Expenses

Selling, general and administrative expense increased $215,000, or 3%, to $8,133,000, or 30% of revenue, for fiscal year 2002 from $7,918,000, or 32% of revenues for fiscal year 2001. The increased spending is attributable to increased employee compensation and employee benefit related costs.

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

Interest Expense

Net interest expense decreased $58,000 to $413,000 in fiscal year 2002 from net interest expense of $471,000 in fiscal year 2001. The net interest expense decrease was primarily due to lower average outstanding debt during the year and decreased interest rates.

Net interest expense increased $55,000 to $471,000 in fiscal year 2001 from net interest expense of $416,000 in fiscal year 2000. The net interest expense increase was primarily due to higher average outstanding debt during the year and increased interest rates.

Other, net

Other income, net decreased $130,000 to ($6,000) in fiscal year 2002 from other income, net $124,000 in fiscal year 2001. The decrease was primarily related to sale of property in Newport Arkansas during fiscal year 2001.

Other income, net increased $120,000 to $124,000 in fiscal year 2001 from other income, net $4,000 in fiscal year 2000. The increase was primarily related to sale of property in Newport Arkansas. The gain on the sale of land was approximately $131,000.

Income Tax Expense

Income tax expense was $670,000 for fiscal year 2002 as compared to $297,000 for fiscal year 2001. The increased amount is related to the higher income before tax. The effective rate decreased 1.93% to 37.47% in fiscal year 2002 from 39.4% in fiscal year 2001. The decrease in the effective tax rate is due to the elimination of a permanent difference in the current year.

Income tax expense was $297,000 for fiscal year 2001 as compared to $222,000 for fiscal year 2000. The increased amount is related to the higher income before tax. The effective rate decreased 6.6% to 39.4% in fiscal year 2001 from 46% in fiscal year 2000. The decrease in the effective rate was attributable to the lower non-deductible expenses in fiscal year 2001 compared to fiscal year 2000 and is consistent with fiscal year 1999

Net Income

As a result of the factors described above, our net income increased $584,000 or 128% to $1,040,000, or 3.8% of revenue, for fiscal year 2002 from $456,000 or 2%
of revenues, for fiscal year 2001. Earnings per share increased $ .15 or 125% to $ .27 for fiscal year 2002 from $ .12 in fiscal year 2001.

As a result of the factors described above, our net income increased $196,000 or 75% to $456,000, or 2% of revenue, for fiscal year 2001 from $260,000 or 1% of revenues, for fiscal year 2000. Earnings per share increased $ .05 or 71% to $ ..12 for fiscal year 2001 from $ .07 in fiscal year 2000.

Liquidity and Capital Resources

Cash flows from operating activities increased to $1,811,000 for fiscal year 2002 as compared to cash flow of $1,711,000 for fiscal year 2001. The increase was primarily attributable to decreased accounts receivable and increased net income.

Cash flows from operating activities increased to $1,711,000 for fiscal year 2001 as compared to cash flow used of $724,000 for fiscal year 2000. The increase was primarily attributable to decreased accounts receivable, decreased inventory and increased net income.

Cash flow used in investing activities was $703,000 for fiscal year 2002 as compared to $238,000 for fiscal year 2001. The increase was primarily attributable to the increase in purchases of machinery and equipment and Building Improvements.

Cash flow used in investing activities was $238,000 for fiscal year 2001 as compared to $558,000 for fiscal year 2000. The decrease was primarily attributable to the decrease in purchases of large equipment for the Precision Components Division.

Cash flow used in financing activities was $480,000 for fiscal year 2002 as compared to cash used of $1,360,000 in fiscal year 2001. This decrease was a direct result of the increased cash flow from operations and the decrease in Long Term Debt.

Cash flow used in financing activities was $1,360,000 for fiscal year 2001 as compared to cash provided of $528,000 in fiscal year 2000. This decrease was a direct result of the increased cash flow from operations and the decrease in large purchase of equipment

To accommodate fluctuation in cash flow the Company has a $1,000,000 revolving credit facility, which expires in May 2002 and bears interest at the trailing 90-day treasury index plus 2.75%. At January 31, 2002, there was approximately $500,000 available under this facility.

The Company's current ratio was approximately 3.84 to 1 at January 31, 2002 compared to 4.25 to 1 at January 31, 2001. In addition, working capital increased by $312,000 to $12,916,000 in fiscal year 2002 as compared to $12,604,000 in fiscal year 2001. The increase primarily remained stable compared to prior year.

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

During the third quarter of fiscal year 2001 management assessed the post-remediation monitoring expense related to the environmental clean up of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter, fiscal year 2001. Approximately $10,000 remains accrued in Other accrued expenses at January 31, 2002.

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

                                   PART III

Item l0.  Directors and Executive Officers.
          --------------------------------

Information concerning the Directors and Executive Officers of the Company is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission (Commission) within 120 days after the close of fiscal 2002.

Item ll.  Executive Compensation.
          ----------------------

Information concerning executive compensation is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2002.

Item l2.  Security Ownership of Certain Beneficial Owners to Management.
          -------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2002.

Item l3.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Information concerning certain relationships and related transactions is hereby incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission within 120 days after the close of fiscal 2002.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By: /s/ J. Mervyn Nabors                          Date: April 24, 2002
   ---------------------                               ---------------
   J. Mervyn Nabors, President
   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ J. Mervyn Nabors                            Date: April 24, 2002
   ---------------------                                 ---------------
   J. Mervyn Nabors
   President, Chief Executive Officer
   and Chairman of the Board


    /s/ David A. Baldini                            Date: April 24, 2002
   ---------------------                                 ---------------
   David A. Baldini
   Vice Chairman of the Board
   and Vice President


    /s/ Eric J. McCracken                           Date: April 24, 2002
   -----------------------                               ---------------
   Eric J. McCracken
   Executive Vice President,
   Chief Financial Officer and Director


    /s/ P. Mark Perkins                             Date: April 24, 2002
   --------------------                                  ---------------
   P. Mark Perkins
   Executive Vice President and Director


    /s/ William C. Parker                           Date: April 24, 2002
   -----------------------                               ---------------
   William C. Parker, Director


    /s/ Todd Beard                                  Date: April 24, 2002
   ---------------                                       ---------------
   Todd Beard, Director


    /s/ Dan Garwacki                                Date: April 24, 2002
   -----------------                                     ---------------
   Dan Garwacki, Director

Aerosonic Corporation and Subsidiary

Table of Contents
---------------------------------------------------------------------------------------
                                                                                Page(s)
Report of Independent Certified Public Accountants                                 F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets - January 31, 2002 and 2001                       F-3

     Consolidated Statements of Income - For the Years Ended
         January 31, 2002, 2001 and 2000                                           F-4

     Consolidated Statements of Shareholders' Equity - For the Years Ended
         January 31, 2002, 2001 and 2000                                           F-5

     Consolidated Statements of Cash Flows - For the Years Ended
         January 31, 2002, 2001 and 2000                                           F-6

     Notes to Consolidated Financial Statements                                  F7 - F16

PRICEWATERHOUSECOOPERS [LOGO]

                                                      PricewaterhouseCoopers LLP
                                                      Suite 1500
                                                      101 E. Kennedy Blvd.
                                                      Tampa FL 33602
                                                      Telephone (813) 229 0221
                                                      Facsimile (813) 229 3646

              Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of Aerosonic Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Aerosonic Corporation and its subsidiary at January 31, 2002 and 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP
March 29, 2002

Aerosonic Corporation and Subsidiary

Consolidated Balance Sheets
January 31, 2002 and 2001

                                                                                       2002                   2001
                                                                                     -----------           ------------
Assets
Current assets:
 Cash and cash equivalents                                                       $     1,705,000         $    1,077,000
 Receivables, net of allowance for doubtful accounts
  of $81,000 and $77,000                                                               4,263,000              5,055,000
 Inventories                                                                          10,948,000              9,949,000
 Prepaid expenses                                                                        131,000                122,000
 Deferred income taxes                                                                   422,000                295,000
                                                                                  --------------          -------------
     Total current assets                                                             17,469,000             16,498,000
                                                                                  ==============          =============

Property, plant and equipment, net                                                     4,233,000              4,157,000
Capitalized software costs and other assets, net                                         517,000                818,000

                                                                                ----------------          -------------
     Total assets                                                               $     22,219,000          $  21,473,000
                                                                                ================          =============

Liabilities and Shareholders' Equity
Current liabilities:
 Long-term debt and notes payable due within one year                            $     1,027,000          $   1,019,000
 Revolving credit facilities                                                             500,000                      -
 Accounts payable, trade                                                                 793,000              1,252,000
 Compensation and benefits                                                               884,000                849,000
 Income taxes payable                                                                    406,000                153,000
 Accrued expenses and other liabilities                                                  943,000                621,000
                                                                                  --------------          -------------
  Total current liabilities                                                            4,553,000              3,894,000
                                                                                  ==============          =============

Long-term debt and notes payable due after one year                                    3,347,000              4,335,000
Deferred income taxes                                                                    148,000                113,000
                                                                                  --------------          -------------
  Total liabilities                                                                    8,048,000              8,342,000
                                                                                  ==============          =============

Commitments and contingencies (Note 10)

Shareholders' equity:
 Common stock, $.40 par value; authorized 8,000,000 shares,
   issued and outstanding 3,986,262                                                    1,595,000              1,595,000
 Additional paid-in capital                                                            4,457,000              4,457,000
 Retained earnings                                                                     8,740,000              7,700,000
 Less treasury stock: 66,417 shares in 2002 and 2001, at cost                           (621,000)              (621,000)
  Total shareholders' equity                                                          14,171,000             13,131,000
                                                                                  --------------          -------------
   Total liabilities and shareholders' equity                                     $   22,219,000          $  21,473,000
                                                                                  ==============          =============

  The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Consolidated Statements of Income
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                         2002               2001             2000
                                                                  ---------------    --------------   --------------
   Net sales                                                      $    27,424,000    $   24,672,000   $   23,271,000

   Cost of sales                                                       17,162,000        15,654,000       14,920,000
                                                                  ---------------    --------------   --------------
        Gross profit                                                   10,262,000         9,018,000        8,351,000

   Selling, general and administrative expenses                         8,133,000         7,918,000        7,457,000
                                                                  ---------------    --------------   --------------
        Operating income                                                2,129,000         1,100,000          894,000
                                                                  ---------------    --------------   --------------
   Other income (deductions):
     Interest expense                                                    (413,000)         (471,000)        (416,000)
     Miscellaneous (expense) income                                        (6,000)          124,000            4,000
                                                                  ---------------    --------------   --------------
                                                                         (419,000)         (347,000)        (412,000)
                                                                  ---------------    --------------   --------------
   Income from before income
        taxes                                                           1,710,000           753,000          482,000
   Income tax expense                                                     670,000           297,000          222,000
                                                                  ---------------    --------------   --------------
        Net income                                                $     1,040,000    $      456,000   $      260,000
                                                                  ===============    ==============   ==============

   Basic and diluted earnings per share                           $           .27    $          .12   $          .07
                                                                  ===============    ==============   ==============
   Basic weighted average shares outstanding                            3,919,845         3,917,687        3,937,078
                                                                  ===============    ==============   ==============
   Diluted weighted average shares outstanding                          3,919,845         3,917,687        3,937,078
                                                                  ===============    ==============   ==============

 The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Consolidated Statements of Shareholders' Equity
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                    Additional                                            Total
                                                      Common          Paid-In          Retained         Treasury       Shareholders'
                                                       Stock          Capital          Earnings          Stock            Equity
                                                  -------------   ---------------   --------------  ---------------   -------------
   Balances at January 31, 1999                   $   1,595,000   $     4,335,000   $    6,984,000  $      (164,000)  $  12,750,000

     Net income                                               -                 -          260,000                -         260,000

     Purchase of 43,500 shares of treasury stock              -                 -                -         (542,000)       (542,000)

     Reissuance of 13,696 shares of treasury stock            -           101,000                -           69,000         170,000

     Employee stock bonus of 500 shares                       -             4,000                -            2,000           6,000
                                                  -------------   ---------------   --------------  ---------------   -------------
   Balances at January 31, 2000                       1,595,000         4,440,000        7,244,000         (635,000)     12,644,000

     Net income                                               -                 -          456,000                -         456,000

     Purchase of 15,500 shares of treasury stock              -                 -                -         (157,000)       (157,000)

     Reissuance of 17,046 shares of treasury stock            -            15,000                -          162,000         177,000

     Employee stock bonus of 1,000 shares                     -             2,000                -            9,000          11,000
                                                  -------------   ---------------   --------------  ---------------   -------------
   Balances at January 31, 2001                       1,595,000         4,457,000        7,700,000         (621,000)     13,131,000

     Net income                                               -                 -        1,040,000                -       1,040,000
                                                  -------------   ---------------   --------------  ---------------   -------------
   Balances at January 31, 2002                   $   1,595,000   $     4,457,000   $    8,740,000  $      (621,000)  $  14,171,000
                                                  =============   ===============   ==============  ===============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary


Consolidated Statements of Cash Flows
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                              2002              2001                2000
                                                                       -----------------   ---------------   -----------------
   Cash flows from operating activities:
     Net income                                                        $       1,040,000   $       456,000   $         260,000
     Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
        Allowance for doubtful accounts                                                -            27,000             (23,000)
        Stock compensation                                                             -           188,000             176,000
        Depreciation                                                             603,000           543,000             530,000
        Amortization                                                             275,000           175,000              30,000
        Gain on sale of property                                                       -          (131,000)                  -
        Deferred income taxes                                                    (92,000)          (44,000)           (109,000)
        Changes in assets and liabilities:
          Receivables                                                            792,000           267,000            (932,000)
          Income tax receivable                                                        -                 -              13,000
          Inventories                                                           (999,000)          657,000          (1,718,000)
          Prepaid expenses                                                        (9,000)            6,000              33,000
          Capitalized software costs and other assets                             50,000          (135,000)           (489,000)
          Accounts payable, trade                                               (459,000)         (566,000)            981,000
          Income taxes payable                                                   253,000           104,000             180,000
          Accrued expenses and other liabilities                                 357,000           164,000             344,000
                                                                      ------------------   ---------------   -----------------
             Net cash provided by (used in) operating activities               1,811,000         1,711,000            (724,000)
                                                                      ------------------   ---------------   -----------------
   Cash flows from investing activities:
     Capital expenditures                                                       (703,000)         (238,000)           (558,000)
                                                                      ------------------   ---------------   -----------------
             Net cash used in investing activities                              (703,000)         (238,000)           (558,000)
                                                                      ------------------   ---------------   -----------------
   Cash flows from financing activities:
     Proceeds from long-term debt and notes payable                                    -                 -           1,974,000
     Proceeds/(payments) from revolving credit facilities                        500,000          (447,000)            174,000
     Purchase of treasury stock                                                        -          (157,000)           (542,000)
     Principal payments on long-term debt and notes payable                     (980,000)         (756,000)         (1,078,000)
                                                                       -----------------   ---------------   -----------------
             Net cash (used in) provided by financing activities                (480,000)       (1,360,000)            528,000
                                                                       -----------------   ---------------   -----------------
   Net increase (decrease) in cash and cash equivalents                          628,000           113,000            (754,000)
   Cash and cash equivalents at beginning of year                              1,077,000           964,000           1,718,000
                                                                       -----------------   ---------------   -----------------

   Cash and cash equivalents at end of year                            $       1,705,000   $     1,077,000   $         964,000
                                                                       =================   ===============   =================
   Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                       $         393,000   $       472,000   $         485,000
        Income taxes                                                   $         417,000   $       165,000   $         139,000
     Noncash investing and financing activities:
        Settlement of notes payable from sale of property              $               -   $       150,000   $               -
        Conversion of line of credit to note payable                   $               -   $     1,800,000   $               -

  The accompanying notes are an integral part of these consolidated financial statements.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

   Critical Accounting Policies and Estimates

   The preparation of the financial statement in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to accounts receivable and inventory. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Reclassifications

   Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not have any effect on total assets, liabilities, shareholders' equity or net income.

   Cash and Cash Equivalents

   The Company considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

   Concentrations of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2002 and 2001, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business in the aviation industry worldwide.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance charges are expensed as incurred. Property under a capital lease is amortized over the lease terms.

     The useful lives of property, plant and equipment for purposes of computing deprecation are:

     Land and improvements                                  15-20 years
     Buildings and improvements                             25-30 years
     Machinery and equipment                                 3-10 years
     Patterns, dies, and tools                                3-5 years
     Furniture and fixtures                                  5-10 years


     Valuation Assessment of Long-Lived Assets

     Management periodically evaluates long-lived assets for potential impairment and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2002, management does not believe that any assets are impaired.

     Research and Development

     Research and development costs are expensed as incurred. Research and development expense approximated $1,022,000, $780,000 and $801,000, during the years ended January 31, 2002, 2001 and 2000, respectively.

     Capitalized Software Costs and Other Assets

     Included in capitalized software costs and other assets are capitalized software, which are recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense on a straight line method over three years from the date the product becomes available for general release to customers. Software costs of $24,000 and $131,000 were capitalized during the years ended January 31, 2002 and 2001, respectively. Total capitalized costs were $905,000 and

Aerosonic Corporation and Subsidiary


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     $881,000 at January 31, 2002 and 2001, respectively. Accumulated amortization amounted to $497,000 and $222,000 at January 31, 2002 and 2001, respectively.

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

     Computation of Earnings Per Share

     Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method. There was no dilutive common stock outstanding during the years ended January 31, 2002, 2001, and 2000.

     Segment Reporting

     As of January 31, 2002 management does not believe the Company has any reportable segments as defined in SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

Aerosonic Corporation and Subsidiary


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

2.   Receivables

     Receivables at January 31, 2002 and 2001 consisted of the following:


                                                                               2002               2001
                                                                          ------------       ------------
     Trade, less allowance for doubtful accounts of $81,000
       and $77,000 in 2002 and 2001, respectively                         $  4,169,000       $  5,000,000
     Officers and employees                                                     94,000             55,000
                                                                          ------------       ------------
                                                                          $  4,263,000       $  5,055,000
                                                                          ============       ============

3.   Inventories

     Inventories at January 31, 2002 and 2001 consisted of the following:

                                                                               2002               2001
                                                                          ------------       ------------
     Raw materials and work in process                                    $  10,456,000      $  9,591,000
     Finished goods                                                             492,000           358,000
                                                                          -------------      ------------
                                                                          $  10,948,000      $  9,949,000
                                                                          =============      ============
4.   Property, Plant and Equipment

     Property, plant and equipment at January 31, 2002 and 2001 consisted of the following:

                                                                               2002               2001
                                                                          ------------       ------------
     Land and improvements                                                $   468,000        $    467,000
     Buildings and improvements                                             3,566,000           3,455,000
     Machinery and equipment                                                4,800,000           4,885,000
     Patterns, dies, and tools                                                345,000             240,000
     Furniture and fixtures                                                 1,150,000             603,000
                                                                          -----------        ------------
                                                                           10,329,000           9,650,000
     Less accumulated depreciation and amortization                         6,096,000           5,493,000
                                                                          -----------        ------------
                                                                          $ 4,233,000        $  4,157,000
                                                                          ===========        ============

     Depreciation expense was $603,000, $543,000 and $530,000 for the years ended January 31, 2002, 2001 and 2000. Certain components of property, plant and equipment are pledged as collateral for debt obligations (Note
     6).

Aerosonic Corporation and Subsidiary


Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


5.   Income Taxes

     Income tax expense for the years ended January 31, 2002, 2001 and 2000 consisted of:

                                                                       2002               2001               2000
                                                                    ----------         ----------         ----------
     Current:
        Federal                                                     $  663,000         $  295,000         $  287,000
        State                                                           99,000             46,000             44,000
                                                                    ----------         ----------         ----------
                                                                       762,000            341,000            331,000
                                                                    ==========         ==========         ==========
     Deferred:
        Federal                                                        (79,000)           (39,000)           (95,000)
        State                                                          (13,000)            (5,000)           (14,000)
                                                                       (92,000)           (44,000)          (109,000)
                                                                    ----------         ----------         ----------
                                                                    $  670,000         $  297,000         $  222,000
                                                                    ==========         ==========         ==========


     Federal tax rate                                                    34.00%             34.00%             34.00%
     Increase in taxes resulting from:
        State income taxes, net of federal tax benefit                    3.30%              3.30%              3.30%
        Other-primarily non-deductible expenses                           0.17%              2.10%              8.70%
                                                                    ----------         ----------         ----------
     Effective tax rate                                                  37.47%             39.40%             46.00%
                                                                    ==========         ==========         ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2002 and 2001 are as follows:

                                                                                 2002             2001
                                                                              ----------      ----------
     Current deferred tax assets:
       Accounts receivable                                                     $  30,000       $  (3,000)
       Inventories, principally due to additional
         costs inventoried for tax purposes
         pursuant to the Tax Reform Act of 1986                                  303,000         227,000
       Compensated absences, principally due to
         accrual for financial reporting services                                 96,000          62,000
       Other                                                                      (7,000)          9,000
                                                                               ---------       ---------
           Total current deferred tax assets                                     422,000         295,000


     Deferred tax liabilities:
       Property, plant and equipment, principally due to differences in
         depreciation and capitalized interest                                   148,000         113,000
           Total non-current deferred tax liabilities                            148,000         113,000
                                                                               ---------       ---------
               Net deferred tax asset                                          $ 274,000       $ 182,000
                                                                               =========       =========

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

6.   Long-Term Debt and Notes Payable

     Long-term debt and notes payable at January 31, 2002 and 2001 consisted of the following:

                                                                                       2002               2001
                                                                                 --------------       -------------
     Note payable                                                                $    1,053,000        $  1,234,000
     Industrial development revenue bonds                                               817,000             890,000
     Mortgage note payable                                                              577,000             611,000
     Note payable, equipment                                                            758,000           1,005,000
     Note payable, II                                                                 1,169,000           1,614,000
                                                                                 --------------       -------------
                                                                                      4,374,000           5,354,000
     Less current maturity                                                            1,027,000           1,019,000
                                                                                 --------------       -------------
     Long-term debt and notes payable, less current maturity                     $    3,347,000        $  4,335,000
                                                                                 ==============       =============

     The amount of long-term debt and notes payable maturing in each of the fiscal years 2003, 2004, 2005 and thereafter approximates $1,027,000, $1,341,000, and $1,041,000 and $923,000, respectively.

     Note Payable

     The note payable is payable in monthly installments beginning in October 1998 through September 30, 2003 including interest at the 90-day average of the 90-day treasury bill plus 2.75% (4.91% and 8.04% at January 31, 2002 and 2001 respectively). The note payable is collateralized by accounts receivable and inventory.

     Industrial Development Revenue Bonds

     The industrial development revenue bonds are payable in quarterly principal installments of approximately $19,000 and monthly interest installments through December 2012 and bear interest at 90% of prime. The bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral has a carrying value of approximately $1,270,000 at January 31, 2002. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired, certain portions could become immediately payable, or the interest rate will be increased. In addition, the outstanding balance of $817,000 is subject to accelerated maturity upon a material, adverse change in financial condition or operation which in the opinion of the Trustee materially affect the borrower's ability to repay the obligation as defined in the loan agreement.

     Mortgage Note Payable

     The mortgage note is payable in monthly installments through May 2009, including interest at 7.5% through May 1999 and prime plus 1 percent thereafter. The note is collateralized by substantially all property, plant and equipment at the Avionics Specialties, Inc. location. The collateralized property has a carrying value of approximately $1,315,000 at January 31, 2002.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     Note Payable, Equipment

     During September 1999, the Company converted its equipment revolving credit facility into a note payable. The note payable is payable in monthly installments beginning in September 1999 through September 2004 including interest at 8.05%. The note payable is collateralized by all machinery and equipment at the Clearwater location.

     Note Payable, II

     During July 2000, the Company converted $1,800,000 of its Revolving Credit Facility (Note 7) into a long term note payable. This note bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate shall be adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury bill rate" on the last day of each of the Company's fiscal calendar quarters (4.91% and 8.61% at January 31, 2002 and 2001, respectively). This note is payable in thirty-seven monthly principal installments of $37,103, plus accrued interest, with the outstanding principal balance due on or before September 30, 2003. This note is collateralized by receivables, inventory and general intangibles.

     The Company's long-term debt agreements include certain restrictive covenants, including restrictions on dividends (dividends during any single calendar year cannot exceed 25 percent of net income for that year), limitations on business acquisitions and sales of assets, and the requirement to maintain: a debt to tangible net worth ratio of 1.0:1, a current ratio of 2.0:1 and a long-term debt service coverage of 1.25:1. The Company is in compliance with all of the above debt covenants at January 31, 2002.

     SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2002 and 2001 approximates fair value due to their adjustable rates which change frequently.

7.   Revolving Credit Facilities

     During July 2000, the Company acquired a revolving credit facility in the amount of $1,000,000 to replace the prior facility that matured in June 2000. The interest is payable monthly and bears interest at the rate of 8.71% per annum until October 31, 2000; on October 31, 2000 the interest rate shall be adjusted to 275 basis points over the "trailing 90 day average of the 90 day Treasury bill rate" on the last day of each of the Company's fiscal calendar quarters. This note is due and payable on demand, and if no demand is made, is due and payable May 30, 2001. The Company extended the revolving credit facility under the same terms. Approximately $500,000 of additional credit was available under this facility at January 31, 2002. The revolving credit facility matures in May 2002. The average interest rate under this facility for the year ended January 31, 2002 was 7.10%. The revolving credit facility agreement is collateralized by

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     receivables, inventory and general intangibles, and is subject to the same covenants that are included in the Company's long-term debt agreements.

8.   Major Customer Information

     Sales to U.S. Government agencies, when combined, represented 10 percent or more of net sales and amounted to approximately $10,972,000, $7,180,000 and $5,869,000 for the years ended January 31, 2002, 2001 and 2000, respectively. Sales to an additional customer represented 10 percent or more of net sales and amounted to $2,619,000 and $2,996,000 for the years ended 2002 and 2001, respectively. Foreign sales for the years ended January 31, 2002, 2001 and 2000 represented 10 percent or more of net sales and amounted to approximately $7,126,000, $5,671,000 and $7,116,000, respectively. All foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10 percent of net sales for years ended January 31, 2002, 2001 or 2000.

     Receivables at January 31, 2002 included approximately $508,000, $840,000 and $382,000 due from the U.S. Government, an additional customer and foreign customers, respectively. Receivables at January 31, 2001 included approximately $824,000, $1,035,000 and $545,000 due from the U.S.
     Government, an additional customer and foreign customers, respectively. No other customers represented greater than 10 percent of receivables at January 31, 2002 or 2001.

9.   Benefit Plans

     Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 15% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant's yearly compensation. Such matching contributions will be made in cash or common stock of the Company. Additional contributions may be made at the Company's discretion. For the year ended January 31, 2002, the Company contributed cash that amounted approximately $177,000. During the years ended January 31, 2001 and 2000, the Company issued 17,046 and 13,696 shares of treasury stock, respectively, in partial payment of the Plan. These stock contributions were accounted for as non-cash transactions.

     In March 1993, the Board of Directors adopted, subject to shareholder approval, an Incentive Stock Option Plan, which provided for the granting of 300,000 shares of the Company's authorized but unissued common stock to key employees. Under the plan, options granted may be either incentive stock options as defined by the Internal Revenue code, or non-qualified stock options. Options may be granted at prices not less than fair market value at the date of option grant. The option price for incentive stock options granted to an optionee who possesses more than 10% total combined voting power of value of the Company may not be less than 110% of the fair market value at the date of option grant. The stock options will be exercisable over a period determined by the Board of Directors, but no longer than five years after the date they are granted.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     At January 31, 2002, there are no remaining options available for grant or exercise under the plan. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123 but applies Accounting Principles Board (APB) Option No. 25 and related interpretations in accounting for its plan. SFAS No. 123 and APB No. 25 have no material financial accounting or reporting impact on the Company for the years ended January 31, 2002, 2001 and 2000.

10.  Commitments and Contingencies

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

     During the third quarter of 2001, management assessed the post-remediation monitoring expense related to the environmental clean up of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. Approximately $10,000 remains accrued in other accrued expenses at January 31, 2002.

     At January 31, 2002, the Company was committed to future purchases primarily for materials of approximately $4,420,000.

     The Company entered into various operating leases in fiscal year 2002 to lease certain equipment. Total rental expense was approximately $49,000 for the year ended January 31, 2002. The future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year at January 31, 2002 is as follows:

                                                                 Operating
                                                                   Leases
                                                                -----------
     2003                                                       $   141,000
     2004                                                           141,000
     2005                                                           141,000
     2006                                                           106,000
     2007                                                            68,000
                                                                -----------
     Total minimum lease payments                               $   597,000
                                                                ===========

     The Company remains involved in litigation with its former President and Chief Executive Officer, David Goldman and his company Mil-Spec Finishers, Inc. The Case was originally scheduled to go to trial in June of 2001. However, Mr. Goldman and Mil-Spec Finishers filed Chapter 7 Bankruptcy on May 25, 2001. Accordingly, all actions pending in the litigation were automatically stayed pursuant to the bankruptcy code.

Aerosonic Corporation and Subsidiary

Notes to Consolidated Financial Statements
For the Years Ended January 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     Additionally, from time to time the Company can be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company's financial position, results of operations, or liquidity.

11.  Quarterly Data (unaudited):

                                                                                  Quarter Ended
                                                       ---------------------------------------------------------------------
                                                           April 30          July 31          October 31        January 31
                                                       ---------------   --------------     --------------    --------------
     2002
      Net sales                                        $     6,522,000   $    7,431,000     $    6,994,000    $    6,477,000
      Gross profit                                           2,318,000        2,863,000          2,338,000         2,743,000
      Income from operations                                   442,000          703,000            443,000           541,000
      Net income                                               180,000          376,000            204,000           280,000
      Earnings per share (EPS) - basic                            0.05              0.1               0.05              0.07
      Earnings per share (EPS) - diluted                          0.05              0.1               0.05              0.07

     2001
      Net sales                                        $     6,484,000   $    5,632,000     $    5,706,000    $    6,850,000
      Gross profit                                           2,090,000        1,954,000          2,080,000         2,894,000
      Income (loss) from operations                            248,000          334,000           (178,000)          696,000
      Net income (loss)                                         91,000          120,000           (193,000)          438,000
      Earnings (loss) per share (EPS) - basic                     0.02             0.03              (0.05)             0.12
      Earnings (loss) per share (EPS) - diluted                   0.02             0.03              (0.05)             0.12