Form 10-Q
period 2002-04-30
AEROSONIC CORP /DE/
filed 2002-06-14
CIK 109471

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 30, 2002

Commission File No. 0-4988

AEROSONIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1668471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 No. Hercules Avenue, Clearwater, Florida	33765
(Address of principal executive offices)	(Zip Code)

(727) 461-3000
(Registrant’s telephone number, including Area Code)

Non applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.40 per share, 3,919,845 number of shares as of April 30, 2002.

INDEX

AEROSONIC CORPORATION

PART 1.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Aerosonic Corporation and Subsidiary
Consolidated Balance Sheets

	April 30, 2002	January 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash investments	$734,000	$1,705,000
Accounts receivable	4,347,000	4,263,000
Inventory	11,173,000	10,948,000
Prepaid expenses	167,000	131,000
Deferred income tax benefit	422,000	422,000

Total current assets	16,843,000	17,469,000
Property, plant and equipment, net	4,308,000	4,233,000
Other assets	435,000	517,000

	$21,586,000	$22,219,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt and notes payable	$1,027,000	$1,027,000
Revolving credit facilities	500,000	500,000
Accounts payable, trade	745,000	793,000
Compensation and benefits	950,000	884,000
Income taxes payable	161,000	406,000
Other accrued expenses	625,000	943,000

Total current liabilities	4,008,000	4,553,000
Long-term debt, less current installments	3,092,000	3,347,000
Deferred income taxes	148,000	148,000

Total liabilities	7,248,000	8,048,000

Shareholders’ equity:
Common stock, $.40 par; 8,000,000 shares authorized; 3,986,262 shares issued	1,595,000	1,595,000
Additional paid-in capital	4,457,000	4,457,000
Retained earnings	8,907,000	8,740,000
Less treasury stock, 66,417 shares and 66,417 shares at 4/30/02 and 1/31/02, respectively, at cost	(621,000)	(621,000)

Total shareholders’ equity	14,338,000	14,171,000

	$21,586,000	$22,219,000

Note:	The balance sheet at January 31, 2002 has been derived from the audited financial statements at this date.

See Notes to Consolidated Financial Statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended April 30,
	2002	2001
Net sales	$6,187,000	$6,522,000
Cost of goods sold	4,075,000	4,204,000

Gross profit	2,112,000	2,318,000
Selling, general and administrative expenses	1,772,000	1,876,000

Operating income	340,000	442,000

Other (income) deductions:
Interest expense, net	61,000	142,000
Other, net	6,000	3,000

	67,000	145,000

Income before income taxes	273,000	297,000
Income tax expense	106,000	117,000

Net income	$167,000	$180,000

Earnings per share:	$0.04	$0.05

Basic and Diluted weighted average shares outstanding	3,920,000	3,920,000

See Notes to Consolidated Financial Statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended April 30
	2002	2001
Cash flows from operating activities:
Net income	$167,000	$180,000
Adjustment to reconcile net income to netcash provided by (used in) operating activities:
Depreciation and amortization	228,000	214,000
Change in current assets and liabilities	(875,000)	(486,000)

Net cash used in operating activities	(480,000)	(92,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(236,000)	(80,000)

Net cash used in investing activities	(236,000)	(80,000)

Cash flows from financing activities:
(Repayments on) / Proceeds from long-term debt and notes payable	(255,000)	294,000

Net cash (used in) provided by financing activities	(255,000)	294,000

Net (decrease) increase in cash and cash investments	(971,000)	122,000
Cash and cash investments, beginning of period	1,705,000	1,077,000

Cash and cash investments, end of period	$734,000	$1,199,000

Cash paid for:
Interest	$45,000	$132,000

Income taxes	$351,000	$140,000

See Notes to Consolidated Financial Statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended January 31, 2002.

NOTE B—COMMITMENTS & CONTINGENCES

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

Additionally, from time to time the Company can be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

PART 1.    FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Result of Operations

Company wide net sales for the first quarter ended April 30, 2002 were $6,187,000 as compared to $6,522,000 for the same period in the preceding year. Sales decrease was attributed to a one time large sale to a long standing OEM customer in the first quarter ended April 30, 2001. Consequently, Gross profit as a percentage of net sales decreased to 34% in the first quarter of FY2003 versus 36% during the same period in the prior year.

Selling, General and Administrative (SG & A) expenses decreased during the first quarter ended April 30, 2002 to $1,772,000 as compared to $1,876,000 during the same period in the prior fiscal year. The decrease was attributed to Management’s effort to reduce administrative expenses. As a percentage of net sales SG& A was 29% as compared to 29% during the same period in the prior year.

Interest expense decreased to $61,000 for the three months ended April 30, 2002 from $142,000 during the same period in the preceding year. This reduction is due primarily to reduced outstanding debt and lower interest rates.

For the first quarter ended April 30, 2002 the Company recorded a net income of $167,000 or $0.04 per share, compared to a net income of $180,000, or $0.05 per share during the same period in the preceding year.

Working capital equaled $12,835,000 at April 30, 2002 and the Company’s current ratio approximated 4.2:1. Cash flow used by operations was $480,000 through the first quarter ended April 30, 2002. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company’s line of credit arrangement will be sufficient to fund future growth.

PART II.    OTHER INFORMATION

AEROSONIC CORPORATION

Item 1.    Legal Proceedings

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
Additionally, from time to time the Company can be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on form 8-K

The company did not file any report on form 8-K during the three months ended April 30, 2002.

FORWARD LOOKING STATEMENTS

This document contains statements that constitute “forward-looking “ statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. “Forward-looking” statements contained in this document include the intent, belief or current expectations of the Company and its senior management team with respect to the future prospects of the Company’s operations, and belief concerning profits from future operations and the Company’s overall future business prospects, as well as the assumptions upon which such statements are based. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this document include, but are not limited to, adverse developments with respect to the operations of the Company’s business units, failure to meet operating objectives or to execute the business plan, and the failure to reach revenue or profit projections. The Company undertakes no obligation to update or revise the forward-looking statements contained in this document to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROSONIC CORPORATION (Registrant)

By:	/s/ ERIC J. MCCRACKEN
Eric J. McCracken Executive Vice President and Chief Financial Officer

Date:    June 14, 2002