Form 10-Q
period 2002-07-31
AEROSONIC CORP /DE/
filed 2002-09-16
CIK 109471

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 31, 2002

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

Common Stock, par value $.40 per share, 3,915,845 number of shares as of July 31, 2002.

INDEX

AEROSONIC CORPORATION

PART 1.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2002	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash investments	$856,000	$1,705,000
Accounts receivable (net of allowance)	4,162,000	4,263,000
Inventories	11,396,000	10,948,000
Prepaid expenses	181,000	131,000
Income tax receivable	422,000	422,000

Total current assets	17,017,000	17,469,000
Property, plant and equipment, net	4,316,000	4,233,000
Other assets	359,000	517,000

Total assets	$21,692,000	$22,219,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt and notes payable	$1,027,000	$1,027,000
Revolving credit facilities	500,000	500,000
Accounts payable, trade	846,000	793,000
Compensation and benefits	972,000	884,000
Income taxes payable	40,000	406,000
Other accrued expenses	967,000	943,000

Total current liabilities	4,352,000	4,553,000
Long-term debt, less current installments	2,825,000	3,347,000
Deferred income taxes	148,000	148,000

Total liabilities	7,325,000	8,048,000

Shareholders’ equity:
Common stock, $.40 par; 8,000,000 shares authorized; 3,986,262 shares issued	1,595,000	1,595,000
Additional paid-in capital	4,457,000	4,457,000
Retained earnings	9,032,000	8,740,000
Less treasury stock, 70,417 shares and 66,417 shares at 7/31/02 and 1/31/02, respectively, at cost	(717,000)	(621,000)

Total shareholders’ equity	14,367,000	14,171,000

	$21,692,000	$22,219,000

Note:    The balance sheet at January 31, 2002 has been derived from the audited financial statements at this date.

See Notes to Consolidated Financial Statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net sales	$5,948,000	$7,431,000	$12,135,000	$13,953,000
Cost of sales	3,909,000	4,568,000	7,984,000	8,772,000

Gross profit	2,039,000	2,863,000	4,151,000	5,181,000
Selling, general and administrative expenses	1,711,000	2,160,000	3,483,000	4,036,000

Operating income	328,000	703,000	668,000	1,145,000

Other (income) deductions:
Interest expense/(income), net	59,000	86,000	120,000	228,000
Other expense/(income), net	62,000	1,000	68,000	4,000

	121,000	87,000	188,000	232,000

Income before income taxes	207,000	616,000	480,000	913,000
Income tax provision	81,000	240,000	187,000	357,000

Net income	$126,000	$376,000	$293,000	$556,000

Earnings per share:	$0.03	$0.10	0.07	$0.14

Basic and Diluted weighted average shares outstanding	3,919,000	3,920,000	3,919,000	3,920,000

See Notes to Consolidated Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended July 31
	2002	2001
Cash flows from operating activities:
Net income	$293,000	$556,000
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	365,000	422,000
Change in current assets and liabilities:
Receivables	100,000	(816,000)
Inventories	(448,000)	(10,000)
Prepaid Expenses	(50,000)	(294,000)
Accounts Payable	53,000	556,000
Income Tax Payable	(366,000)	9,000
Accrued other	135,000	(31,000)

Net cash provided by operating activities	82,000	392,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(313,000)	(359,000)

Net cash used in investing activities	(313,000)	(359,000)

Cash flows from financing activities:
Proceeds from revolving credit	0	500,000
Repayments on long-term debt and notes payable	(522,000)	(513,000)
Purchase Treasury shares	(96,000)	0

Net cash used in financing activities	(618,000)	(13,000)

Net (decrease) increase in cash and cash investments	(849,000)	20,000
Cash and cash investments, beginning of period	1,705,000	1,077,000

Cash and cash investments, end of period	$856,000	$1,097,000

Cash paid for:
Interest	$109,000	$245,000

Income taxes	$553,000	$336,000

See Notes to Consolidated Financial Statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JULY 31, 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on form 10-K for the year ended January 31, 2002.

NOTE B—BUSINESS

Aerosonic Corporation (“the Company”) was incorporated under the laws of Delaware in l969, and in l970 merged with a Florida company (formerly known as “Aerosonic Corporation”). As used herein, unless the context requires otherwise, “Aerosonic” or the “Company” includes Aerosonic Corporation and its operating subsidiary, Avionics Specialties, Inc.

The Company is principally engaged in one business segment: The manufacture of aircraft instruments (“Instruments”). The Company consists of three geographical locations and four operating divisions. The divisions are the Clearwater, Florida Instrument Division (“Clearwater Instruments”), the Aerosonic Wichita, Kansas Division (“Kansas Instruments”), Avionics Specialties, Inc. (“Avionics”), a Virginia Corporation wholly owned by the Company and Precision Components Division (“Precision Components”).

Clearwater Instruments was started in 1953 and primarily manufactures Altimeters, Airspeed Indicators, Rate of Climb Indicators, Microprocessor Controlled Air Data Test Sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics was a division of Teledyne Industries, Inc. prior to its acquisition by Aerosonic Corporation in January 1993. Avionics maintains three major product lines in the aircraft instrument segment: 1) Angle of Attack (“AOA”)/Stall Warning Systems; 2) Integrated Multifunction Probe (IMFP), an integrated air data sensor; and 3) Engine Vibration Monitoring System (EVMS), an aircraft health and usage monitor. In August 1998, the Company formed a new division entitled Precision Components, to perform precision high volume machining of mechanical components, which was not significant to operations in fiscal year 2002, 2001 or 2000.

NOTE C—NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), requires the recognition of a liability for an asset retirement obligation in the period incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management expects that there will be no impact on the Company’s reported operating results, financial position and existing financial statement disclosure from the adoption of SFAS 143.

In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. At July 31, 2002, there was no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 144.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company is in the process of analyzing any potential effect of applying this new standard.

NOTE D—INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete.

Inventories at July 31, 2002 and January 31, 2002 consisted of the following:

	July 31, 2002	January 31, 2002
Raw materials and work in process	$11,217,000	$10,456,000
Finished goods	179,000	492,000

	$11,396,000	$10,948,000

NOTE E—LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt and notes payable at July 31, 2002 and January 31, 2002 consisted of the following:

	July 31, 2002	January 31, 2002
Note payable	$962,000	$1,053,000
Industrial development revenue bonds	779,000	817,000
Mortgage note payable	536,000	577,000
Note payable, equipment	628,000	758,000
Note payable, II	947,000	1,169,000

	3,852,000	4,374,000
Less current maturity	1,027,000	1,027,000

	$2,825,000	$3,347,000

NOTE F—COMMITMENTS AND CONTIGENCIES

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

PART 1.    FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Result of Operations

Company wide net sales for the second quarter and year-to date equaled $5,948,000 and $12,135,000, respectively, as compared with $7,431,000 and $13,953,000 in the second quarter and year-to-date, respectively, of last year. Sales decrease was partly attributed to a large sale to a long-standing OEM customer in the second quarter ended July 31, 2001 and partly to a reduction of certain traditional product lines. Production capacity was reallocated to new upcoming contracts and programs during the quarter.

Gross profit for the quarter was $2,039,000, or 34% of net sales, versus $2,863,000 or 38% of net sales during the prior year period. For the six months ended July 31, 2002, gross profit was $4,151,000, or 34% of net sales, versus $5,181,000, or 37% of net sales in the prior year period. The decline in gross margin for the quarter and year to date is due largely to increased development costs.

Selling, General and Administrative (SG & A) expenses decreased during the second quarter ended July 31, 2002 to $1,711,000 as compared to $2,160,000 during the same period in the prior fiscal year. The decrease was attributed primarily to reduced legal expenses. As a percentage of net sales SG& A was 29% as compared to 29% during the same period in the prior year.

Interest expense decreased to $59,000 for the three months ended July 31, 2002 from $86,000 during the same period in the preceding year. This reduction is due primarily to reduced outstanding debt and lower interest rates.

For the second quarter ended July 31, 2002 the Company recorded a net income of $126,000 or $0.03 per share, compared to a net income of $376,000, or $0.10 per share during the same period in the preceding year.

Working capital equaled $12,665,000 at July 31, 2002 and the Company’s current ratio approximated 3.9:1. Cash flow provided by operations was $82,000 through the second quarter ended July 31, 2002. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company’s line of credit arrangement will be sufficient to fund future growth.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on form 8-K

The company did not file any report on form 8-K during the three months ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROSONIC CORPORATION (Registrant)

By:	/s/ ERIC J. MCCRACKEN
Eric J. McCracken Executive Vice President and Chief Financial Officer

Date:    September 16, 2002

I, J. Mervyn Nabors, Chairman, Chief Executive Officer and President of Aerosonic Corporation certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aerosonic Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ J. MERVYN NABORS
J. Mervyn Nabors Chairman, Chief Executive Officer and President

Date: September 16, 2002

I, Eric J. McCracken, Executive Vice President and Chief Financial Officer of Aerosonic Corporation certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Aerosonic Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ ERIC J. MCCRACKEN
Eric J. McCracken Executive Vice President and Chief Financial Officer (Principal Financial Officer of registrant)

Date:    September 16, 2002

AEROSONIC CORPORATION

Page
99.1 Certification Pursuant to 18 U.S.C. Section 1350	16

99.2 Certification Pursuant to 18 U.S.C. Section 1350	17