Form 10-Q
period 2002-10-31
AEROSONIC CORP /DE/
filed 2002-12-16
CIK 109471

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 31, 2002

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

Common Stock, par value $.40 per share, 3,923,000 number of shares as of October 31, 2002.

INDEX

AEROSONIC CORPORATION

PART 1.    FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

Aerosonic Corporation and Subsidiary

Consolidated Balance Sheets

	October 31, 2002	January 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$386,000	$1,705,000
Receivable (net of allowance for doubt accounts of $69,000 and $77,000)	5,363,000	4,263,000
Inventories	11,834,000	10,948,000
Prepaid expenses	469,000	131,000
Income tax receivable	422,000	422,000

Total current assets	18,474,000	17,469,000
Property, plant and equipment, net	4,349,000	4,233,000
Other assets	296,000	517,000

Total assets	$23,119,000	$22,219,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current installments of long-term debt and notes payable	$1,079,000	$1,027,000
Revolving credit facilities	750,000	500,000
Accounts payable, trade	1,236,000	793,000
Compensation and benefits	803,000	884,000
Income taxes payable	219,000	406,000
Other accrued expenses	1,132,000	943,000

Total current liabilities	5,219,000	4,553,000
Long-term debt, less current installments	2,609,000	3,347,000
Deferred income taxes	148,000	148,000

Total liabilities	7,976,000	8,048,000

Shareholders' equity:
Common stock, $.40 par; 8,000,000 shares authorized; 3,986,262 shares issued	1,595,000	1,595,000
Additional paid-in capital	4,570,000	4,457,000
Retained earnings	9,641,000	8,740,000
Less treasury stock, 63,743 shares and 66,417 shares at 10/31/02 and 1/31/02, respectively, at cost	(663,000)	(621,000)
Total shareholders' equity	15,143,000	14,171,000

	$23,119,000	$22,219,000

See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary

Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Net sales	$7,005,000	$6,994,000	$19,140,000	$20,947,000
Cost of sales	4,593,000	4,656,000	12,576,000	13,428,000

Gross profit	2,412,000	2,338,000	6,564,000	7,519,000

Selling, general and administrative expenses	2,021,000	1,895,000	5,503,000	5,931,000

Operating income	391,000	443,000	1,061,000	1,588,000

Other (income) deductions:
Interest expense/(income), net	65,000	99,000	186,000	327,000
Other expense/(income), net	(146,000)	10,000	(77,000)	14,000

	(81,000)	109,000	(109,000)	341,000

Income before income taxes	472,000	334,000	952,000	1,247,000
Income tax provision	(136,000)	130,000	51,000	486,000

Net income	$608,000	$204,000	$901,000	$761,000

Earnings per share:	$0.16	$0.05	0.23	$0.19

Basic and Diluted weighted average shares outstanding	3,920,000	3,920,000	3,921,000	3,920,000

See Notes to Consolidated Financial Statements

Aerosonic Corporation and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended October 31
	2002	2001
Cash flows from operating activities:
Net income	$901,000	$761,000
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	683,000	597,000
Increases (Decreases) in:
Receivables	(1,100,000)	(898,000)
Inventories	(886,000)	(72,000)
Prepaid Expenses	(338,000)	(53,000)
Accounts Payable	443,000	(80,000)
Income Tax Payable	(187,000)	67,000
Other Assets	11,000	0
Accrued other	240,000	431,000

Net cash (used) provided by operating activities	(233,000)	753,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(608,000)	(681,000)

Net cash used in investing activities	(608,000)	(681,000)

Cash flows from financing activities:
Proceeds from revolving credit	250,000	500,000
Repayments on long-term debt and notes payable	(686,000)	(730,000)
Purchase Treasury shares	(42,000)	0

Net cash used in financing activities	(478,000)	(230,000)

Net (decrease) increase in cash and cash investments	(1,319,000)	(158,000)
Cash and cash investments, beginning of period	1,705,000	1,077,000

Cash and cash investments, end of period	$386,000	$919,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$157,000	$320,000

Income taxes	$555,000	$418,000

See Notes to Consolidated Financial Statements

AEROSONIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 31, 2002

Note A—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10K for the fiscal year ended January 31, 2002, filed by Aerosonic Corporation (“The Company”) with the Securities and Exchange Commission on May 21, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. Certain amounts shown in the 2001 Consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications did not have any effect on total assets, total liabilities, shareholders’ equity or net income.

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

In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. At October 31, 2002, there was no impact on the Company’s reported operating results, financial position, and existing financial statement disclosure from the adoption of SFAS 144.

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

Inventories at October 31, 2002 and January 31, 2002 consisted of the following:

	October 31, 2002	January 31, 2002
Raw materials and work in process	$11,655,000	$10,456,000
Finished goods	179,000	492,000

	$11,834,000	$10,948,000

Note E—Long-term Debt and Notes Payable

Long-term debt and notes payable at October 31, 2002 and January 31, 2002 consisted of the following:

	October 31, 2002	January 31, 2002
Note payable	$917,000	$1,053,000
Industrial development revenue bonds	761,000	817,000
Mortgage note payable	614,000	577,000
Note payable, equipment	561,000	758,000
Note payable, II	835,000	1,169,000

	3,688,000	4,374,000
Less current maturities	1,079,000	1,027,000

	$2,609,000	$3,347,000

Note F—Shareholders’ Equity

The change in Paid in Capital and Treasury Stock are related to the Company matching the employer portion of the 401K Plan with Treasury Stock and the Company’s initiative to purchase additional shares on the open market.

Note G—Commitments and Contigencies

The Company has been involved in litigation with its former President and Chief Executive Officer, David S. Goldman and his company Mil-Spec Finishers, Inc. The Case was originally scheduled to go to trial in June of 2001. However, Mr. Goldman and Mil-Spec Finishers filed Chapter 7 Bankruptcy on May 25, 2001. A Settlement has been reached between Aerosonic, David S. Goldman and Mil-Spec Finishers. The Agreement consists of payment totaling $150,000 (received) and an outstanding judgment of $200,000. This agreement settles Mr. Goldman’s claims as well as Aerosonic’s claims. No other litigation costs are anticipated in this case.

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

PART 1. FINANCIAL INFORMATION

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Company wide net sales for the third quarter and year-to date equaled $7,005,000 and $19,140,000, respectively, as compared with $6,994,000 and $20,947,000 in the third quarter and year-to-date, respectively, of last year. Sales for the third quarter remained consistent in comparison with third quarter prior year. Sales year to date decreased $1,807,000 or 9% of total sales primarily due to an industry wide adjustment to aircraft manufacturers schedules in the commercial and business sectors. Management expects to increase shipments on military orders in the forth quarter to improve year end sales.

Gross profit for the quarter was $2,412,000, or 34% of net sales, versus $2,338,000 or 33% of net sales during the prior year period. For the nine months ended October 31, 2002, gross profit was $6,564,000, or 34% of net sales, versus $7,519,000, or 36% of net sales in the prior year period. The slight increase in gross margin for the quarter is a result of management’s strategic focus in reducing production costs. The year to date decrease in gross profit of $955,000 or 13% is attributed to reduction in Net Sales and an increase in costs associated with product improvement initiatives as well as initial costs associated with implementing lean manufacturing techniques.

Selling, General and Administrative (SG & A) expenses increased $126,000 or 7% during the third quarter ended October 31, 2002 to $2,021,000 as compared to $1,895,000 during the same period in the prior fiscal year. The increase was attributed to one time elective expenses for professional fees related to the pending R & D tax refund and consulting fees. As a percentage of net sales SG& A was 29% as compared to 27% during the same period in the prior year. Management expects SG & A expense to return to last fiscal year end levels. Throughout the third quarter management has evaluated various strategies to reduce costs in all areas of the company. Notable strides have been achieved and should be realized in the first half of fiscal year 2004.

Interest expense decreased to $65,000 for the three months ended October 31, 2002 from $99,000 during the same period in the preceding year. This reduction is due primarily to reduced outstanding debt.

For the third quarter ended October 31, 2002 the Company recorded net income of $608,000 or $0.16 per share, compared to net income of $204,000, or $0.05 per share during the same period in the preceding year. For the nine months ended October 31, 2002 net income was $901,000 versus, $761,000 in the prior year period. The increase includes the recording of a tax refund of $318,000 and a settlement on the David S. Goldman bankruptcy case.

Working capital equaled $13,255,000 at October 31, 2002 and the Company’s current ratio approximated 3.5:1. Cash flow used by operations was (233,000) through the third quarter ended October 31, 2002. Company management anticipates that cash flow from operations, existing cash balances and the availability under the Company’s line of credit arrangement will be sufficient to fund future growth.

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

Item 3.     QUANTITATIVE AND QUALITATIVE

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4.     CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including it’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations.

PART II.    OTHER INFORMATION

AEROSONIC CORPORATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has been involved in litigation with its former President and Chief Executive Officer, David S. Goldman and his company Mil-Spec Finishers, Inc. The Case was originally scheduled to go to trial in June of 2001. However, Mr. Goldman and Mil-Spec Finishers filed Chapter 7 Bankruptcy on May 25, 2001. A Settlement has been reached between Aerosonic, David S. Goldman and Mil-Spec Finishers. The Agreement consists of payment totaling $150,000 (received) and an outstanding judgment of $200,000. This agreement settles Mr. Goldman’s claims as well as Aerosonic’s claims. No other litigation costs are anticipated in this case.

Additionally, from time to time the Company can be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on form 8-K

The company filed a report on form 8-K during the three months ended October 31, 2002.

Aerosonic Corporation announced (December 4, 2002) today the promotion of David Baldini to the position of President.
J. Mervyn Nabors will remain in an active role as Chairman of the Board. Mr. Baldini has served as President of the company’s Charlottesville Va. Division, Avionics Specialties Incorporated for the past nine years.

Aerosonic has announced the resignations of two board members. The Chief Financial Officer, Eric McCracken has decided to pursue a personal business opportunity. Dan Garwacki has also resigned from his position on the board. Dan’s resignation is in response to Aersonics compling with the Sarbanes-Oxley Act of 2002.

Aerosonic is currently performing an executive search to replace Mr. McCracken.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROSONIC CORPORATION (Registrant)

/S/ MICHAEL T. REED
Michael T. Reed Principal Accountant and Controller
Date: December 16, 2002

I, Michael T. Reed, Principal Accountant and Controller of Aerosonic Corporation certify that:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

By:	/S/ MICHAEL T. REED
Michael T. Reed, Principal Accountant and Controller (Principal Financial Officer of registrant)

I, J. Mervyn Nabors, Chief Executive Officer of Aerosonic Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Aerosonic Corporation;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

By:	/S/ J. MERVYN NABORS
J. Mervyn Nabors Chief Executive Officer

Aerosonic Corporation

Page

99.1 Certification Pursuant to 18 U.S.C. Section 1350	21

99.2 Certification Pursuant to 18 U.S.C. Section 1350	22