Form 10-K
period 2003-01-31
AEROSONIC CORP /DE/
filed 2003-10-31
CIK 109471

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2003

Commission File Number 1-11750

AEROSONIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1668471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 North Hercules Avenue

Clearwater, Florida 33765

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (727) 461-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.40 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of July 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,845,179. The aggregate market value of the voting stock held by non-affiliates of the registrant was $62,553,984 as of July 31, 2002.

As of October 1, 2003, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:  None.

PART I

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREUNDER. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “ANTICIPATE,” “ESTIMATE,” “CONTINUE,” “PLANS,” “INTENDS” AND WORDS OF SIMILAR IMPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE. THEREFORE, THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. ADDITIONALLY, ACTUAL RESULTS MIGHT BE AFFECTED BY CERTAIN FACTORS SET FORTH HEREIN IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Significant Events. On March 17, 2003, Aerosonic Corporation (the “Company”) issued a press release stating that it had initiated an investigation into financial and accounting irregularities involving revenue and inventory reported during prior periods. On May 19, 2003, J. Mervyn Nabors resigned as the Company’s Chairman and ceased all day-to-day involvement in management activity. Prior to this event, David A. Baldini was appointed President of the Company (on November 14, 2002) to replace Mr. Nabors in that capacity, and Gary E. Colbert was appointed Chief Financial Officer (on January 14, 2003), to replace Eric J. McCracken in that capacity, who had resigned in October 2002. Item 3 and Item 7 of this report include discussions of both an investigation by the U.S. Securities and Exchange Commission regarding the above referenced accounting issues and the September 25, 2003 halt of trading in the Company’s Common Stock imposed by the American Stock Exchange. Such investigation and trading halt also are discussed in several other portions of this report.

As a result of the restatements set forth herein and in the attached financial statements and the underlying contributing factors discussed herein, the financial information previously reported by the Company and included in reports on Form 10-K and Form 10-Q previously filed by the Company for the fiscal years ended January 31, 1999, 2000, 2001, and 2002, the quarters in such fiscal years, and the first three quarters of the fiscal year ended January 31, 2003 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

However, as a result of the unavailability of certain accounting records for periods predating 2001, the Company is unable to determine the full extent of adjustments that would be necessary to a fair presentation of the restated financial information included herein for 1999 and 2000—See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Internal Review and Restatement.”

Item l. Business.

The Company is a Delaware corporation formerly known as Instrument Technology Corporation (“ITC”). ITC, which was incorporated in 1968, was the surviving corporation of a merger, in 1970, with Aerosonic Corp., a Florida corporation (“Aerosonic Florida”). Aerosonic Florida, which was incorporated in 1957, ceased to exist as a separate corporation as a result of the merger. Following the merger, ITC changed its name to Aerosonic Corporation.

In January 1993, the Company acquired Avionics Specialties, Inc., a Virginia corporation (“Avionics”), from Teledyne Industries, Inc. (“Teledyne”). Prior to the acquisition, Avionics had been a division of Teledyne. Since the acquisition, Avionics has been maintained as an operating and wholly owned subsidiary of the Company.

As used herein, unless the context requires otherwise, references to “Aerosonic,” the “Company,” “we” or “our” include Aerosonic Corporation and its operating subsidiary, Avionics.

The Company is principally engaged in one business segment: The manufacture of aircraft instruments. The Company consists of four operating divisions in three locations. The divisions are: the Clearwater, Florida Instrument Division (“Clearwater Instruments”), the Aerosonic Wichita, Kansas Division (“Kansas Instruments”), Avionics, and the Precision Component Division (“Precision Components”).

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines in the aircraft instrument segment: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. In August 1998, the Company formed a new division called Precision Components, to perform high volume precision machining of mechanical components, which was not significant to operations in the fiscal years ended January 31, 2003, 2002 or 2001.

The Company has a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2003 mean the fiscal year ended January 31, 2003.

Industry

The current market niche for Aerosonic has been and will continue to be the design, development and supply of primary flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack, stall prevention systems, and air data measurement systems. All of these aircraft products are critical to aircraft operations, performance and safety.

With the cost of both commercial and military aircraft rising, the number of new aircraft programs continues to decrease in both the number of programs and quantity of aircraft being built. Increasing value to the customer has become extremely important to sustaining Aerosonic’s market position as well as the Company’s market share.

The military original equipment manufacturers (OEMs), such as BAE Systems LTD, Bell Helicopter Textron Inc., Korea Aerospace Industries, Lockheed Martin Corporation, Sikorsky Aircraft Corporation, The Boeing Company, and others, have increased their reliance on their subcontractors to carry a greater share of the aircraft responsibility, including system requirements, hardware design, and physical and electrical interfaces. This increased responsibility has allowed Aerosonic to develop a greater technical capability for serving its customer base. The evolution of this role has taken Aerosonic to a dominant position in its business segment within the military aircraft market.

This increased technical capability has also positioned the Company to push further into the commercial aircraft market with our new technologies. New programs with Gulfstream Aerospace Corporation, Learjet Inc., and Raytheon Aircraft Company will allow us to increase and protect our market share.

The Company continues as an industry leader in the manufacturing of mechanical instruments. These products are used for both primary flight data as well as standby redundant instruments in cockpits that use electronic displays for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, the Company has maintained a strong position with OEMs as a premier supplier of quality mechanical instruments in both the military and commercial aircraft marketplace.

Strategy

The Company’s goal is to continue to reposition its products for profitable growth and maintain dominance within niche markets. The Company intends to focus on the development of profitable long-term contracts. New aircraft cockpits increasingly are being developed through strategic alliances with market leaders. The Company is well positioned to take advantage of these strategic alliances. An increase in sales volume will depend upon new product introduction and further penetration of existing markets. The Company continues to hold a competitive advantage derived from its philosophy of vertical integration. The Company is substantially vertically integrated in its manufacturing and distributing activities.

Products and Distribution

The Company’s products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the U.S. military services. For the fiscal year ended January 31, 2003, approximately 60% of the Company’s total sales were to the private sector and 40% to military services. Domestic sales of the Company’s products are made to many different commercial (non-government) customers, and there is an increasing movement toward development contracts for future applications. For the fiscal year ended January 31, 2003, sales related to development programs accounted for approximately 16% of net sales, or $4.1 million, an increase of $2.2 million from the fiscal year ended January 31, 2002, where such sales represented 7% of net sales. During fiscal year 2003, there were two commercial customers, Lockheed and Boeing, who each represented over 10% of total revenues. A substantial amount of the business related to these customers is related to contracts each customer has with the U.S. Government. If the Company lost either of these customers, such a loss would have a material adverse effect on the Company’s results of operations.

In addition, the Company sells its products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 17%, 21%, and 29% for the fiscal years ended January 31, 2003, 2002, and 2001, respectively.

Most of the Company’s instrument sales are made directly through Company employees to original equipment manufacturers (“OEMs”) or to the military, with the Company’s remaining sales being made through other customers (who resell to aircraft operators).

The Company produces a full line of both three-inch and two-inch mechanical and electro-mechanical cockpit instruments. These instruments require no backup power, as they transfer valuable flight data to the pilot using only air pressure (from aircraft probes) as a power source. The Company also manufactures a state of the art air data test set used by aircraft OEMs, repair centers and the U.S. military.

The Company also produces an integrated multifunction probe (“IMFP”), which is a combination of existing technologies, including the angle of attack/air data sensing probe and pressure sensing electronics. This integrated approach to providing aircraft air data reduces the customers’ system complexity with respect to aircraft troubleshooting and logistics support, increases reliability, and decreases system costs.

The Company has completed a redesign of the basic components of the angle of attack (“AOA”)/stall warning product line. The combined stall warning transmitter merges existing technologies of AOA and stall warning into a single technical standard order C54 stall warning transmitter. This combined instrument has dramatically reduced the system weight and increased the system reliability.

Precision Components operates as a high-precision machining operation. Precision Components products include a variety of mechanical parts primarily related to the optics industry. Some of the products include the mechanical components for rifle scopes, printing presses, microscopes and tank gun sights. The majority of the products produced by the division are under long-term agreements.

Customers

The Company primarily markets its products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. The Company also markets its products to private aircraft owners through its network of authorized resellers.

Contracts

The Company’s contracts are normally for production or development. The Company’s production contracts are typically fixed-price over a two to five year period, and the trend for such contracts is moving away from five year contracts and toward two year contracts. The Company also secures purchase orders from customers for product sales in the normal course of business that are binding contracts upon acceptance of the terms of orders by the Company.

Fixed-price contracts provide for a firm fixed price on a variety of products and quantities of those products. These contracts allow the Company to negotiate better overall prices that fit into customers’ production programs. These long-term commitments also allow the Company to capitalize on quantity based price reduction for raw materials. Under the firm fixed-price contracts, the Company agrees to perform for an agreed-upon price. Accordingly, the Company derives benefits from cost savings, but bears the risk of cost overruns.

Development contracts provide resources for technology advancement necessary for development of various products. The Company negotiates for and generally receives payments from customers based upon milestones that correlate with the costs incurred. Early in our fiscal year ending January 31, 2003, we were notified that a variation of the IMFP had been selected for use on the Joint Strike Fighter.

In accordance with normal practice, our contracts with the U.S. Government and its agencies and departments are subject to partial or complete termination at any time at the government’s convenience. Our government contracts generally contain provisions providing that in the event of a termination for convenience by the government, the Company shall have the right to recover allowable costs incurred to the date of termination as well as a proportionate share of the profit on the work completed, consistent with U.S. Government contract regulations and procedures.

Sales and Marketing

The Company has generally focused sales efforts on government and military entities, OEMs and resellers. The Company intends to increase sales efforts with respect to retrofit, modifications and repair programs.

Due to the system impact of its components, the Company is involved at a very early stage with the aircraft manufacturers’ engineers to integrate the components into the aircraft design. All of the Company’s component instruments are integrated into the aircraft in order to help maintain the safe operation of the airplane.

At January 31, 2003, the Company’s backlog of firm orders was $35,274,000, an increase of $16,962,000 when compared to backlog as of January 31, 2002. The amount of backlog that is deliverable within twelve months is $24,935,000 at January 31, 2003, an increase of $13,689,000 when compared to January 31, 2002. The foregoing backlog amounts represent firm orders only and do not include current contract options. Such orders, however, may be subject to rescheduling and/or cancellation.

In January 2001, the Company moved its repair operations to the Kansas facility. The Company believes this improves its ability to provide prompt and effective repair and upgrade service.

Government Regulation

The manufacture and installation of the Company’s products in aircraft owned and operated in the U.S. are governed by U.S. Federal Aviation Administration (“FAA”) regulations. The regulations that have the most significant impact on the Company are the Technical Standard Order (“TSO”) and Type Certificate (“TC”) or Supplemental Type Certificate (“STC”) certifications. TSO outlines the minimum standards that a certain type of equipment has to satisfy to be TSO certified. Many OEMs and retrofitters prefer TSO-certified aviation equipment because it acts as an industry-wide stamp of approval. The Company also sells its products to European and other non-U.S. OEMs, which typically require approval from the Joint Aviation Authorities (“JAA”).

The Company has received TSO approval on over 400 different instruments, as well as 70 STCs. Most new instruments qualify for approval based on similarity. This provides a significant advantage to the Company and its customers by reducing the time required to obtain TSO approval on new instruments. The Company also has many instruments with JAA approval.

Quality Assurance

Product quality is critical in the aviation industry. The Company strives to maintain the highest standards within each of its divisions.

The Company is ISO 9001 certified. ISO 9001 standards are an international consensus on effective management practices for ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001 standards outline the minimum requirements a quality system must meet to achieve this certification.

As an ISO 9001-certified manufacturer, the Company can represent to its customers that it maintains high quality industry standards in the education of employees and the design and manufacture of its products. In addition, the Company’s products undergo extensive quality control testing prior to being delivered to customers. As part of the Company’s quality assurance procedures, the Company maintains detailed records of test results and quality control processes.

Patents and Licenses

The Company has patents on certain commercial and military products such as air data probes. The Company also has certain registered trademarks. The patents and intellectual property portfolio, in the aggregate, is valuable to operations, however the Company does not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

The Company expended approximately $745,000, $1,083,000 and $780,000 in research and development costs for potential new products and enhancements during the fiscal years ended January 31, 2003, 2002 and 2001, respectively. Approximately 25 engineers working at the Company, on a full-time or part-time basis, are involved in these activities.

Research and development during the fiscal year ended January 31, 2003 was focused on the completion of the design and qualification of the integrated multi-function probe (“IMFP”) and the initial work on the design for the IMFP derivative on the Lockheed Martin Corporation F-35 Joint Strike Fighter. Flight testing of the IMFP by the Korean T-50 Golden Eagle programs was successfully started and will continue into the first half of fiscal year 2004. Production deliveries are expected to follow during fiscal year 2005.

The U.S. Government and certain foreign partners are engaged in a multi-year development program for the F-35 fighter jet, which will be the next generation fighter jet aircraft used by all branches of the U.S. military and its foreign partners. Aerosonic is currently working on a $14 million development contract for the aircraft’s air data system. This program rapidly progressed from concept drawings to prototype models, and, during fiscal year 2003, into preliminary wind tunnel testing. The Company’s development work under the contract is scheduled for completion in 2006, with continuing support through 2012. The Company expects to negotiate a production contract to manufacture and supply its air data system for all future program production requirements.

The stall warning and angle of attack transmitter (“SWTx”) was delivered to British Aerospace for the Nimrod upgrade program flight test late in fiscal year 2003. Program requirements continue to be met and the development phase will continue in the upcoming year. Delays on the Sino Swearingen SJ-30 Business Jet program have resulted in the rescheduling of flight testing of the SWTx for that aircraft. When conducted, these tests will result in the determination of the final parameters necessary to complete software development for that program in 2004.

The development of a new digital output angle of attack transmitter for initial use by the Gulfstream Aerospace GIV-XP program progressed through the year and will begin qualification and flight testing during the second half of fiscal 2004.

During the fiscal year ended January 31, 2003, the Company had several engineering developmental programs not related to traditional products. The Company contracted with Lockheed Martin Palmdale to update production drawings for, produce, and deliver pilot static measurement probes for the Lockheed Martin F-117 Nighthawk stealth fighter. This program utilizes the engineering and manufacturing resources and experience within the Company to improve the manufacturability of this previously difficult-to-produce part. We expect the one year development program to result in production contracts for this item in the future. A modification contract with Boeing also was accepted to produce and deliver a wind tunnel to the U.S. Navy for testing and repair of the Boeing F-18 Hornet angle of attack system components. The customer inspection and acceptance of the completed wind tunnel occurred in February 2003, with final installation for the Navy scheduled in the latter part of fiscal year 2004 in San Diego.

A program to update the Navy’s ability to repair and test the APCS throttle control system on the Northrop Grumman EA-6B Intruder aircraft began during fiscal 2003. The initial delivery of re-manufactured throttle control systems and test procedures is complete. Verification of the process, including flight testing of the initial systems, is currently underway by the U.S. Navy. Developmental programs similar to the Northrop Grumman EA-6B Intruder program will be undertaken as they become available in the future.

Competition

The markets for the Company’s products are highly competitive and characterized by several industry niches in which a number of manufacturers specialize. The Company manufactures a larger variety of aircraft instruments than its competitors who, in most instances, compete with the Company on no more than a few types of aircraft instruments.

The Company believes that the principal competitive factors are price, development cycle time, responsiveness to customer preferences, product quality, technology, reliability and variety of products. Management believes that the Company’s significant and long-standing customer relationships reflect its ability to compete favorably with respect to these factors.

Manufacturing, Assembly and Material Acquisition

The Company’s manufacturing processes (except for certain electronic products) includes the manufacture of all principal components and subassemblies for the instruments, the assembly of those components, and the testing of products at various stages in the manufacture and assembly process.

The Company manufactures, or has the capability to manufacture, principally all components and subassemblies for its instruments. Raw materials, such as glass lenses, raw metals and castings, generally are available from a number of sources and in sufficient quantities to meet current requirements, subject to normal lead times. The Company believes that retaining the ability to completely manufacture the instruments allows the Company the flexibility to respond to customers quickly and control the quality of its products.

When appropriate, less critical component parts are purchased under short and long term supply agreements. These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows the company to lower overhead expenses and maintain control required to meet the exacting tolerances demanded in the industry.

Employees

As of the fiscal year ended January 31, 2003, the Company employed approximately 269 employees in its business operations. This consisted of 127 Clearwater Instrument employees, 15 Kansas Instrument employees, 113 Avionics employees and 14 Precision Component employees. The Company’s future success depends on the ability to attract, train and retain quality personnel. The Company’s employees are not represented by labor unions and management considers its relations with its employees to be good.

Available Information

The Company’s Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports are available on the Company’s Internet website as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Such reports are also available from the SEC, and can be obtained by accessing the SEC website at www.sec.gov/edgar.shtml or writing to the following address:

U.S. Securities and Exchange Commission

450 5th Street N.W.

Washington D.C. 20222

The Company’s Internet website address is www.aerosonic.com. No charge is assessed for any access, viewing, printing or downloading reports from the Internet website. Alternatively, if a paper copy of any such report (without exhibits) is desired, please write to Mark Perkins, Executive Vice President of Sales and Marketing, Aerosonic Corporation, 1212 North Hercules Avenue, Clearwater, Florida 33765, and a copy of such requested report will be provided, free of charge.

Item 2. Properties.

The following table sets forth the locations and general characteristics of the Company’s principal properties:

Location	Approximate No. Square Feet of Factory and Office Area
Clearwater, Florida	90,000
Wichita, Kansas	7,500
Charlottesville, Virginia	53,000

All of the Company’s properties are well maintained, fully occupied by the Company and suitable for the Company’s present level of production and usage. All locations operate one shift, five days a week. The Clearwater, Florida property, which is used by both Clearwater Instruments and Precision Components, is mortgaged in accordance with an Industrial Revenue Bond executed in 1987 (See Note 8, “Financial Statements”).

The Charlottesville, Virginia property was purchased from Teledyne Industries in April 1994, and is mortgaged by a long-term note with the Company’s bank. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land (See Note 8, “Financial Statements”).

Item 3. Legal Proceedings.

SEC Formal Investigation

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in this annual report, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues. The Company is cooperating fully with the SEC.

Matters Relating to the American Stock Exchange

In April 2003, the Company contacted the American Stock Exchange (the “Amex”) to begin a dialogue regarding the anticipated late filing of this Annual Report on Form 10-K, the financial misstatements and contributing causes disclosed by the Company in its March and May 2003 press releases and further discussed in this annual report, the SEC’s investigation and related matters. Since that time, the Company has had frequent contact with the Amex staff to keep them apprised of the results of the Company’s internal review of such misstatements, the Company’s progress in preparing this Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the first and second quarters of fiscal year 2004, and related matters.

On July 30, 2003, the Company received a deficiency letter from the Amex informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of this Form 10-K and the Company’s Form 10-Q for the first quarter of fiscal year 2004. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. Subsequently, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file this Annual Report on Form 10-K no later than October 31, 2003 and to file its Forms 10-Q for the first and second quarters of fiscal year 2004 no later than November 15, 2003. The Amex has accepted the Company’s compliance plan, as amended, and the Company’s listing currently is being continued with the understanding that the Company will implement its compliance plan within the timeframe set forth therein.

On September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. The Company anticipates that the Amex will allow trading in its Common Stock to resume after the markets have had sufficient time to absorb the information set forth in this Annual Report and after the Company files its Form 10K and quarterly reports on Form 10-Q for the quarters ended April 30 and July 31, 2003.

With the filing of this Form 10-K, the Company has implemented a major component of its compliance plan. Additionally, the Company expects that it will file the required April 30, 2003 and July 31, 2003 Forms 10-Q no later than November 15, 2003, and that its Common Stock will continue to be listed on the Amex. However, there is no assurance that the Company will satisfy the continued listing standards in the required time, or that the Company’s Common Stock will continue to be listed on the Amex.

Additional Proceedings and Matters

During the third quarter of fiscal 2003, the Company concluded its litigation with its former President and Chief Executive Officer, David Goldman and his company, Mil-Spec Finishers, Inc. The Company received approximately $150,000 in settlement of the litigation.

A claim has been asserted by Miriam Frank, on behalf of the estate of former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with litigation that the United States government brought against the Company and Mr. Frank and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank. As of the date of this annual report, Ms. Frank has not notified the Company of the amount of her claim or provided the Company with information sufficient to determine the amount of the alleged loss. However, Ms. Frank gave the Company a copy of a November 1996 letter to the Company from counsel to the Estate of Herbert J. Frank requesting indemnification for the payment by Mr. Frank of a $250,000 fine together plus interest thereon and attorneys’ fees of approximately $100,000. Based upon the available information, the Company believes that any obligation to pay the claim is remote.

In addition to the foregoing, from time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters.

The Company’s Common Stock is listed on the American Stock Exchange under the symbol “AIM”. As discussed above in “Item 3. Legal Proceedings – Matters Relating to the American Stock Exchange,” on September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. The Company anticipates that the Amex will allow trading in its Common Stock to resume after the markets have had sufficient time to absorb the information set forth in this Annual Report and after the Company files its quarterly reports on Form 10-Q for the quarters ended April 30 and July 31, 2003.

The range of high and low sales prices as reported by the Amex for each of the quarters of the fiscal years ended January 31, 2003 and January 31, 2002 is as follows:

Fiscal Year Ended January 31, 2003

Quarter		Price		Price
1	High	$28.00	Low	$18.85
2	High	$29.50	Low	$22.50
3	High	$24.75	Low	$21.30
4	High	$21.50	Low	$13.51

Fiscal Year Ended January 31, 2002

Quarter		Price		Price
1	High	$16.75	Low	$11.95
2	High	$19.75	Low	$16.25
3	High	$20.50	Low	$18.01
4	High	$21.35	Low	$18.40

During those same periods, no cash dividends were paid. The Company does not anticipate or intend on paying a dividend in the foreseeable future. Rather, the Company intends to retain its earnings to finance the development and expansion of its business. Additionally, covenants in our long-term debt documents impose significant restrictions on our ability to pay dividends, including a covenant related to the Company’s Industrial Development Revenue Bond which prohibits the Company from paying any dividend in excess of 25% of the Company’s increase in retained earnings for the calendar year. Any future payment of any dividends on the Company’s Common Stock and the amount thereof will depend on the Company’s earnings, financial requirements, compliance with the above described covenants, and other factors deemed relevant by the Company’s Board of Directors.

As of October 1, 2003, the Company’s outstanding shares of Common Stock were owned by approximately 1,453 shareholders of record.

The following table sets forth information with respect to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	—

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	—	N/A	—

In 1993, the Company’s Board of Directors and stockholders approved the Aerosonic Corporation 1993 Incentive Stock Option Plan, pursuant to which the Company was authorized to issue options for up to 300,000 shares of Common Stock to its employees (including officers), directors and consultants. Following the adoption of the plan by the Company’s Board of Directors, options were granted to a limited number of employees, all of which have been exercised or have expired pursuant to their terms. As of March 2003, no additional options may be granted pursuant to the terms of the plan. The Company does not have any other equity compensation plans or arrangements.

Item 6. Selected Financial Data.

The following selected financial data as of January 31, 2003 and 2002 and for each of the three years in the period ended January 31, 2003 have been derived from the Company’s audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of January 31, 2001 and 2000 have been derived from audited financial information not separately presented herein. The selected financial data as of January 31, 1999 and for each of the two years in the period ended January 31, 2000 have been derived from unaudited financial information. As discussed in Note 2 below to the selected financial data, it should be noted that the Company is unable to determine the full extent of adjustments that would be necessary to a fair presentation of the selected financial data as of January 31, 1999 and for each of the two years in the period ended January 31, 2000.

	Years Ended January 31,
	2003	2002	2001(1)	2000(1)(2)	1999(1)(2)
		as restated	as restated	as restated	as restated
Revenue	$25,672,000	$26,686,000	$23,528,000	$23,271,000	$19,670,000

Cost of sales	(16,783,000)	(17,441,000)	(15,381,000)	(18,812,000)	(13,911,000)

Gross margin	8,889,000	9,245,000	8,147,000	4,459,000	5,759,000

Selling, general and administrative expenses	(7,776,000)	(8,082,000)	(8,130,000)	(7,538,000)	(6,981,000)

Operating income (loss)	1,113,000	1,163,000	17,000	(3,079,000)	(1,222,000)

Other income (expense)	(129,000)	(431,000)	(349,000)	(418,000)	(262,000)

Income (loss) from before income taxes	984,000	732,000	(332,000)	(3,497,000)	(1,484,000)

Income tax benefit (expense)	22,000	(21,000)	(10,000)	366,000	466,000

Net income (loss)	$1,006,000	$711,000	$(342,000)	$(3,131,000)	$(1,018,000)

Basic and diluted earnings per share	$0.26	$0.18	$(0.09)	$(0.80)	$(0.26)

Total assets	$17,269,000	$16,093,000	$15,522,000	$17,509,000	$19,176,000

Long term debt(3)	$3,411,000	$4,374,000	$5,404,000	$4,293,000	$3,397,000

(1)	See Note 2 to Consolidated Financial Statements for a discussion of the restatement.
(2)	As a result of the unavailability of certain accounting records for periods predating 2001, the Company was unable to determine the full extent of adjustments that would be necessary to a fair presentation of the restated financial information included herein for 1999 and 2000. The 2000 income statement information includes pre-tax charges against income of approximately $3.2 million relating to adjustments necessary to properly state inventory balances as of February 1, 2000. The $3.2 million charge is comprised of $1.6 million relating to an overstatement of inventory overhead allocations, $1.0 million relating to an overstatement of work-in-process inventory, $375 thousand relating to physical inventory shortfalls and $260 thousand relating to an overstatement of inventory costs. The 1999 income statement includes a pre-tax charge against income of approximately $1.5 million relating to a write-down of inventory costs to net realizable value. While such adjustments are appropriate for purposes of appropriately stating the inventory balances as of February 1, 2000, the absence of certain accounting records precludes the Company from reliably determining the years to which the adjustments relate for income statement purposes. In addition, based on the unavailability of certain other accounting records, the company is unable to reliably estimate the extent to which other adjustments, if any, would be necessary to fairly state the financial information for each of the two years in the period ended January 31, 2000. Such adjustments, if any, would likely relate to similar adjustments made to the restated financial statements for the years 2001 and 2002 relating the items discussed in Note 2 to the consolidated financial statements.
(3)	Long term debt is defined as all outstanding long term debt and capital leases, including current maturities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our business, financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

Overview. This section provides a discussion of recent events which we believe are important to understanding the Company’s financial condition and the information set forth in the MD&A.

Results of Internal Review and Restatement. This section discusses the findings of the Company’s previously announced internal review of misstatements in its previously reported financial information for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, and the resulting financial restatements. The financial statements for the years ended January 31, 1999 and 2000 are unaudited.

Results of Operations. This section provides an analysis of results of operations for the three fiscal years presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt and commitments, both firm and contingent, that existed as of January 31, 2003, and trends, demands, commitments, events and uncertainties with respect to the Company’s ability to finance its continuing operations.

Critical Accounting Policies. This section discusses the accounting policies (i) that require the Company to make estimates that are highly uncertain at the time the estimate is made, (ii) for which a different estimate which could have been made would have a material impact on the Company’s financial statements, (iii) that are the most important and pervasive policies utilized, and (iv) that are the most sensitive to material change from external factors. In addition, our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

Cautionary Statement and Additional Trends and Uncertainties. This section cautions on the basis of certain forward looking statements which are susceptible to uncertainty and changes in circumstances and discusses important trends and uncertainties that may impact the Company’s financial condition and results of operations.

OVERVIEW

In March 2003, the Company announced that it had discovered apparent accounting discrepancies in previously reported financial information. As announced in March 2003 and on subsequent dates, upon discovery of such misstatements, the Company took immediate steps to quantify the extent of any incorrect financial reporting, discover the cause thereof, correct any problems and prevent future misstatements, including commencing a comprehensive internal review and notifying the U.S. Securities and Exchange Commission, the Company’s auditor, the American Stock Exchange, and the public of the existence of the apparent misstatements.

Shortly before these issues became known, the Company had made the following senior management changes:

•	David A. Baldini, who had served and continues to serve as President of Avionics, was elected President of the Company in November 2002. The Company’s Bylaws provide that the President shall be the Chief Executive Officer, and the Board of Directors subsequently confirmed Mr. Baldini’s position as such.

•	Gary E. Colbert was appointed Chief Financial Officer of the Company in January 2003. Mr. Colbert, who is a Certified Management Accountant and is Certified in Financial Management, has extensive domestic and international accounting, financial and operational experience, especially in manufacturing industries.

Subsequent to the discovery of the misstatements, the Company has taken numerous and substantial additional steps to improve its corporate governance and internal compliance procedures and controls, including:

•	Three independent directors were added to the Board of Directors: David M. Vosen, in March 2003, Charles M. Foster, Jr., in April 2003, and Robert J. McGill, in August 2003. Mr. Vosen is President of SouthTrust Bank in Tampa, Florida and has a long history in banking, dating back to 1969. Mr. Foster had a long career with Teledyne Technologies Incorporated, an aerospace and defense company, and has an extensive accounting background, including service as Director of Finance and Vice President, Finance and Senior Director at Teledyne. Mr. McGill is President of L-3 Communications-Display Systems, a division of L-3 Communications Corporation, and has been involved in the aerospace and defense industries since 1983. Mr. Vosen, Mr. Foster and Mr. McGill have each been appointed to serve on the Company’s Audit Committee, with Mr. McGill’s membership to be effective as upon the filing of this Annual Report on Form 10-K.

•	On July 1, 2003, Gary E. Colbert was designated Secretary and Treasurer of the Company.

•	The Company replaced its previous outside corporate counsel with new outside corporate counsel and also has hired an independent outside counsel to assist its internal review of the accounting issues, to advise the Audit Committee and to represent the Company in its efforts to resolve the effects of its accounting issues with the SEC.

•	The Company also retained a public relations firm to improve investor communications.

As a result of the above referenced internal review and as discussed in greater detail below under “RESULTS OF INTERNAL REVIEW AND RESTATEMENT”, the Company is restating its financial statements for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, restating its previously reported unaudited financial information for the first three quarters of the fiscal year ended January 31, 2003, and making corrections to certain items in its financial statements for the fiscal years ended January 31, 1999 and 2000. The Company’s financial statements for the fiscal years ended January 31, 1999 and 2000 are unaudited. The period-to-period comparisons set forth in the MD&A are based upon the restated and corrected financial statements, and all dollar and per share amounts and financial ratios have been revised, as appropriate, to reflect such restatements and corrections.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF INTERNAL REVIEW AND RESTATEMENT

The Company has determined that its previously reported financial information overstated inventory, understated cost of sales, overstated revenue and incorrectly reported other items. Contributing to these misstatements, among other things, were misstatements of the Company’s financial statements, the falsification of inventory records, improper adjustments for obsolete and slow moving inventory, improper revenue recognition, improper fixed asset capitalization, and errors in the application of Staff Accounting Bulletin No. 101 (released by the United States Securities and Exchange Commission in December 1999) (“SAB 101”) and generally accepted accounting principles. The Company reported the above referenced misstatements and falsification of inventory records to its auditors as well as the Securities and Exchange Commission, which currently is investigating potential violations of law in connection with the accounting misstatements and underlying causes discussed herein. The Company is cooperating fully with the Securities and Exchange Commission.

Accordingly, the Company is restating its financial statements for the fiscal years ended January 31, 2002, 2001, 2000 and 1999 and restating its previously reported unaudited financial information for the first three fiscal quarters of the fiscal year ended January 31, 2003. The accounting misstatements and resulting restatements are summarized below. A discussion of the restatements, including the comparative impacts of changes to the amounts previously reported in our fiscal year 2002 and 2001 financial statements, is set forth in Note 2 to the accompanying consolidated financial statements. The financial statements for the years ended January 31, 2000 and 1999 are unaudited. Additionally, as a result of the Company’s internal review, the Audit Committee recommended to the Company’s Board of Directors that J. Mervyn Nabors be removed from his position as Chairman of the Board and that Mr. Nabors refrain from any day-to-day role in the management of the Company’s affairs.

Subsequently, Mr. Nabors was permitted to resign as Chairman of the Board of Directors and from any day-to-day role in management of the Company’s affairs prior to the Board taking action on the Audit Committee’s recommendations.

As a result of the restatements set forth herein and in the attached financial statements and the underlying contributing factors discussed herein, the financial information previously reported by the Company and included in reports on Form 10-K and Form 10-Q previously filed by the Company for the fiscal years ended January 31, 1999, 2000, 2001, and 2002, the quarters in such fiscal years, and the first three quarters of the fiscal year ended January 31, 2003 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

However, as a result of the unavailability of certain accounting records for periods predating 2001, the Company is unable to determine the full extent of adjustments that would be necessary to a fair presentation of the restated financial information for 1999 and 2000. The 2000 income statement information includes pre-tax charges against income of approximately $3.2 million relating to adjustments necessary to properly state inventory balances as of February 1, 2000. The $3.2 million charge is comprised of $1.6 million relating to an overstatement of inventory overhead allocations, $1.0 million relating to an overstatement of work-in-process inventory, $375 thousand relating to physical inventory shortfalls and $260 thousand relating to an overstatement of inventory costs. The 1999 income statement includes a pre-tax charge against income of approximately $1.5 million relating to a write-down of inventory costs to net realizable value. While such adjustments are appropriate for purposes of appropriately stating the inventory balances as of February 1, 2000, the absence of certain accounting records precludes the Company from reliably determining the years to which the adjustments relate for income statement purposes. In addition, based on the unavailability of other accounting records, the Company is unable to reliably estimate the extent to which other adjustments, if any, would be necessary to fairly state the financial information as of January 1, 2000 and for each of the two years in the period ended January 31, 2000. Such adjustments, if any, would likely relate to similar adjustments made to the restated financial statements for the years 2001 and 2002 relating to the matters discussed above.

A detailed discussion of the adjustments recorded follows.

Inventory and Cost of Sales. The Company discovered misstatements and errors in its inventory accounting for the fiscal years ended January 31, 1999, 2000, 2001 and 2002 that resulted in an overstatement of the Company’s inventory and an understatement of the Company’s cost of sales which totaled approximately $6,764,000 over the periods being restated. The overstatements of inventory and understatements of the cost of sales resulted, in part, from the following:

•	During fiscal years 2000, 2001 and 2002, certain physical inventory count records were falsified, resulting in the understatement of cost of sales by approximately $375,000, $1,443,000, and $667,000, respectively.

•	Certain inventory estimated to have no value subsequent to 1999 was reflected in the Company’s books and records for both 2000 and 2001 at approximately $415,000. During January 2001, the Company shipped the inventory to a customer and recognized revenue and a related receivable for $812,000. Revenue recognition was inappropriate as the Company repurchased the inventory from an affiliate of the customer during fiscal 2002 for $812,000 plus a fee of $92,000, which was inappropriately capitalized. As part of the restatement, the Company has reflected the inventory as being written down to zero in 2000, reversed the revenue and related receivable from the customer recorded in 2001, and has expensed the previously capitalized fee during fiscal 2002.

•	Errors in the unit costs of certain inventory items resulted in the overstatement of inventory and an understatement of cost of sales for fiscal years 2000, 2001 and 2002 of approximately $260,000, $21,000 and $21,000, respectively.

•

Failure to record write-downs for obsolete and slow-moving inventory resulted in the understatement of cost of sales of approximately $1,529,000, $978,000, $73,000 and $37,000 in fiscal years 1999, 2000, 2001 and 2002, respectively. As a general matter, the Company did not recognize sufficient amounts of inventory as obsolete or slow-moving despite the absence of transaction history for certain parts and components. This incorrect accounting practice overstated inventory and understated cost of sales for each period being restated. In addition, the Company did not write-down inventory consigned to a customer in connection with the degradation in value resulting from the customer’s use of such inventory as a service pool for temporary replacement of instruments in aircraft. This incorrect accounting practice understated cost of sales by approximately $23,000 in fiscal years 2000, 2001, and 2002.

•	During the course of its internal review, the Company discovered that certain inventory records with respect to past physical inventory counts for the Clearwater, Florida facility could not be located and determined that information previously used to estimate the percentage of completion of work in process inventory may have been altered or were otherwise inappropriate. Therefore, the Company deemed the estimates of the percentage of completion of work in process inventories for the fiscal years ended January 31, 2000, 2001 and 2002 to be unreliable and to have resulted in the understatement of cost of sales of approximately $994,000, $260,000 and $533,000 in fiscal years 2000, 2001 and 2002, respectively.

•	Incorrect computation and application of manufacturing overhead costs generally resulted in an overstatement of inventory for fiscal years 2000, 2001 and 2002. In particular, certain costs were included in the calculation of the manufacturing overhead costs to be allocated to inventory which should not have been included and the amount of direct labor used in the calculation was incorrectly stated. The consequent adjustments reflect the correction of an understatement of cost of sales of approximately $1,646,000 as of January 31, 2000, an overstatement of cost of sales of $783,000 as of January 31, 2001, and an understatement of cost of sales of $36,000 as of January 31, 2002.

•	As discussed below, the Company incorrectly recognized revenue for certain transactions during fiscal years 2001 and 2002. These transactions resulted in an overstatement of cost of sales of approximately $194,000 and $332,000 for the fiscal years ended January 31, 2001 and 2002, respectively.

•	A $447,000 charge to income that was recognized in fiscal year 2000 in connection with a transaction in which the Company acted as a sales agent should have been recognized as a charge against cost of sales in fiscal year 1999 in order to properly match revenues and expenses.

While the $375,000, $260,000, $1,529,000, $994,000, and $1,646,000 adjustments discussed above are appropriate for purposes of appropriately stating the inventory balances as of February 1, 2000, the absence of certain accounting records precludes the Company from reliably determining the years to which the adjustments relate for income statement purposes for years ended January 31, 2000 and prior.

The following table summarizes the balance sheet impact of the adjustments noted above:

As of January 31,	2002	2001	2000	1999
			unaudited	unaudited
Inventory, previously reported	$10,948,000	$9,949,000	$10,606,000	$8,887,000

Cumulative Adjustments	(6,764,000)	(5,676,000)	(6,000,000)	(1,529,000)

Inventory, restated	$4,184,000	$4,273,000	$4,606,000	$7,358,000

Revenue Recognition. The Company has discovered errors in revenue recognition for the fiscal years ended January 31, 2001 and 2002. In total, approximately $1,882,000 of revenue recognized in fiscal years 2001 and 2002 has been reversed by the restatement adjustments, of which approximately $990,000 was improperly recognized as revenue and approximately $892,000 was recognized as revenue prematurely. The foregoing overstatements of revenue were comprised of the following:

•	Of the approximately $892,000 that was recognized as revenue prematurely, approximately $332,000 and $560,000 recognized in fiscal years 2001 and 2002, respectively, should have been, and after the restatement adjustments are, recognized as revenue in fiscal years 2002 and 2003, respectively. The Company manufactures and ships its products on a build-to-order basis. The Company’s sales terms are either FOB Origin or FOB Destination. Under an FOB Origin contract, delivery is deemed to be made and title passes when the Company ships the product. Under an FOB Destination contract, delivery is not made and title does not pass until the time of actual delivery to the customer. Pursuant to SAB 101, revenue is recognized when delivery and acceptance have occurred and title passes. In some instances, the Company recognized revenue from the sale of products under FOB Origin contracts in a fiscal year even though such products were not shipped until shortly after the close of such fiscal year. In other instances, the Company recognized revenue from the sale of products under FOB Destination contracts at the time of shipment or when written customer acceptance was obtained but no physical delivery had occurred. Additionally, the Company has one customer with whom it has experienced a high percentage of sales returns. After reviewing the sales and returns history for this customer, the Company determined that it should not recognize revenue until actual payment was received from this customer, thus recognizing revenue on a cash basis. Accordingly, all sales to this customer that were originally recorded were reversed and new sales transactions were recorded in the periods when cash payments were received from the customer.

•	The approximately $990,000 that was improperly recognized as revenue consisted of the following:

During fiscal year 2001, the Company recognized $812,000 of revenue from the sale of goods to a single purchaser. During fiscal year 2002, the Company repurchased the same goods from an affiliate of such purchaser. As discussed above, the Company has determined that such transactions did not have a bona fide business purpose and, as a result, were not accounted for properly, and resulted in an overstatement of revenue of approximately $812,000.

The Company experienced difficulty in the installation of a new machine and negotiated a settlement with the vendor. This settlement was recognized as revenue during 2002 instead of offsetting lease payments. This resulted in an overstatement of revenue of $178,000 and equipment lease expense of approximately $6,000.

The following table presents the effects of the aforementioned adjustments on total revenue:

Year ended January 31,	2002	2001
Revenue, previously reported	$27,424,000	$24,672,000

Aggregate Adjustments	(738,000)	(1,144,000)

Revenues, restated	$26,686,000	$23,528,000

Other Items. The Company also has discovered errors in other items for the fiscal years ended January 31, 2001 and 2002. The other incorrect items are comprised, in part, of the following:

•	The Company incorrectly classified an expenditure as property, plant and equipment in fiscal year 2002, resulting in an overstatement of property, plant and equipment of approximately $55,000, an overstatement of depreciation expense of approximately $7,000, and an understatement of cost of sales of approximately $48,000.

•	The incorrect recognition of other asset balances related to insurance policies for key executives, resulting in the understatement of general and administrative expense of approximately $126,000 for fiscal year 2001, and the overstatement of general and administrative expense and the understatement of other assets by approximately $51,000 for fiscal year 2002.

•	During fiscal year 2002, the Company incorrectly classified certain transactions totaling approximately $31,000 as additions to property, plant and equipment instead of recognizing such transactions as expenses in the period incurred.

•	The Company incorrectly recorded expenses associated with a pension plan for a former President of the Company, resulting in the following overstatements (understatements):

	2002	2001	2000	1999
Accrued expenses and other liabilities	$39,000	$(83,000)	$45,000	$(89,000)
Selling, general and administrative expense	50,000	(80,000)	50,000	(88,000)

Interest expense	(11,000)	(3,000)	(5,000)	(1,000)

The following table presents the effects of the aforementioned adjustments on pre-tax income (loss):

	2002	2001	2000	1999
Income (loss) before taxes, previously reported	$1,710,000	$753,000	$482,000	$580,000

Aggregate Adjustments	(978,000)	(1,085,000)	(3,979,000)	(2,064,000)

Income (loss) before taxes, restated	$732,000	$(332,000)	$(3,497,000)	$(1,484,000)

Income Taxes. The above adjustments had a significant effect on the Company’s income tax obligations.

The restatement adjustments resulted in a decrease in pre-tax income or an increase in pre-tax loss by $978,000, $1,085,000, $3,979,000 and $2,064,000 for the fiscal years ended January 31, 2002, 2001, 2000 and 1999, respectively. These changes reduced the Company’s current tax obligation from the amounts previously reported and paid which decreases income tax expense.

In addition, the Company recorded a deferred tax valuation allowance of $618,000 and $883,000 for the fiscal years ended January 31, 2002 and 2001. The deferred tax valuation allowance is required under SFAS 109 – Accounting for Income Taxes to establish a reserve against estimated future tax benefits reported as deferred tax assets when it is more likely than not that the tax benefits will not be realized in future periods.

The following table presents the effects of the aforementioned adjustments on income tax obligations:

	2002	2001	2000	1999
Income tax benefit (expense), as reported	$(670,000)	$(297,000)	$(222,000)	$(228,000)
Adjustments	649,000	287,000	588,000	694,000

Income tax benefit (expense), as restated	$(21,000)	$(10,000)	$366,000	$466,000

The impact of these adjustments on certain key ratios is as follows:

Year ended January 31,	2002	2001	2000	1999
Gross Margin:
- Previously reported	37.4%	36.6%	35.9%	39.3%
- As Adjusted and restated	34.6%	34.6%	19.2%	31.6%

Selling, General and Administrative Expenses as a percentage of revenue:
- Previously reported	29.7%	32.1%	32.0%	35.0%
- As adjusted and restated	30.5%	34.2%	32.6%	37.3%

The foregoing adjustments result in a cumulative net reduction of Shareholders’ Equity of $6,232,000 as of January 31, 2002.

The following tables present the impact of the adjustments on our previously reported 1999, 2000, 2001 and 2002 results on a condensed basis:

As of January 31	2002		2001		2000		1999
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Statement of Operations:
Total revenues	$27,424,000	$26,686,000	$24,672,000	$23,528,000	$23,271,000	$23,271,000	$19,670,000	$19,670,000

Cost of sales	(17,162,000)	(17,441,000)	(15,654,000)	(15,381,000)	(14,920,000)	(18,812,000)	(11,934,000)	(13,911,000)

Gross margin	10,262,000	9,245,000	9,018,000	8,147,000	8,351,000	4,459,000	7,736,000	5,759,000

Selling, general and administrative expenses	(8,133,000)	(8,082,000)	(7,918,000)	(8,130,000)	(7,374,000)	(7,538,000)	(6,891,000)	(6,981,000)

Operating income (loss)	2,129,000	1,163,000	1,100,000	17,000	977,000	(3,079,000)	845,000	(1,222,000)

Other expense	(419,000)	(431,000)	(347,000)	(349,000)	(495,000)	(418,000)	(264,000)	(262,000)

Income (loss) before income taxes	1,710,000	732,000	753,000	(332,000)	482,000	(3,497,000)	581,000	(1,484,000)

Income tax (expense) benefit	(670,000)	(21,000)	(297,000)	(10,000)	(222,000)	366,000	(228,000)	466,000

Net income (loss)	$1,040,000	$711,000	$456,000	$(342,000)	$260,000	$(3,131,000)	$353,000	$(1,018,000)

For the year ended January 31	2002		2001		2000
	Previously Reported	As Restated	Previously Reported	As Restated	Previously Reported	As Restated
Balance Sheet:
Cash and cash equivalents	$1,705,000	$1,705,000	$1,077,000	$1,077,000	$964,000	$964,000
Accounts receivable, net	4,263,000	3,323,000	5,055,000	3,885,000	5,349,000	5,348,000
Income tax receivable	—	—	—	—	—	—
Inventories	10,948,000	4,184,000	9,949,000	4,273,000	10,606,000	4,606,000
Prepaid expenses	131,000	131,000	122,000	122,000	128,000	129,000
Deferred income taxes	422,000	236,000	295,000	100,000	388,000	94,000

Total current assets	17,469,000	9,579,000	16,498,000	9,457,000	17,435,000	11,141,000

Property, plant and equipment, net	4,233,000	4,175,000	4,157,000	4,157,000	4,462,000	4,462,000
Income tax receivable	—	1,900,000	—	1,195,000	—	1,030,000

Capitalized software cost and other assets, net	517,000	439,000	818,000	713,000	877,000	876,000

Total assets	$22,219,000	$16,093,000	$21,473,000	$15,522,000	$22,774,000	$17,509,000

Long-term debt and notes payable due within one year	$1,027,000	$1,027,000	$1,019,000	$1,029,000	$542,000	$542,000
Revolving credit facilities	500,000	500,000	—	—	2,314,000	2,314,000
Accounts payable, trade	793,000	798,000	1,253,000	1,253,000	1,968,000	1,968,000
Compensation and benefits	884,000	884,000	849,000	899,000	659,000	659,000
Income tax payable	406,000	355,000	357,000	—	144,000	—
Other current liabilities	943,000	1,205,000	416,000	697,000	597,000	641,000

Total current liabilities	4,553,000	4,769,000	3,894,000	3,878,000	6,224,000	6,124,000

Long-term debt	3,347,000	3,347,000	4,335,000	4,375,000	3,751,000	3,751,000
Deferred income taxes	148,000	37,000	113,000	39,000	155,000	94,000

Total liabilities	$8,048,000	$8,153,000	$8,342,000	$8,292,000	$10,130,000	$9,969,000

Shareholders’ equity	14,171,000	7,940,000	13,131,000	7,230,000	12,644,000	7,540,000

Total liabilities and equity	$22,219,000	$16,093,000	$21,473,000	$15,522,000	$22,774,000	$17,509,000

RESULTS OF OPERATIONS

Revenues

Revenues for the fiscal year ended January 31, 2003 decreased $1,014,000, or 4% to $25,672,000 when compared to the restated results for fiscal year 2002. The decrease in revenue resulted primarily from a decrease in demand for commercial products that was partially offset by an increase in demand for government products. For fiscal year 2003, the overall decrease in product sales was $3,320,000, or 16%, to $17,900,000 when compared to fiscal year 2002, as restated. However, such decrease in product sales was largely offset by the initiation of the Joint Strike Fighter development program, which was the primary reason for an increase in sales related to development projects of $2,193,000. The Company also experienced an increase in sales related to Spares and Repairs in fiscal year 2003 of approximately $113,000 when compared to fiscal year 2002, as restated.

Revenues increased $3,158,000, or 13%, to $26,686,000 for fiscal year 2002, as restated, from $23,528,000 for fiscal year 2001, as restated. This growth was largely driven by an increase of approximately $1,300,000, $1,100,000 and $900,000 in sales of integrated air data indicators, riflescope components and core instruments, respectively. These increases were partially offset by a decrease of $400,000 in engine vibration monitoring system (EVMS) sales.

Cost of Sales

Cost of sales decreased $658,000 or 4%, to $16,783,000, or 65% of revenues, for fiscal year 2003 from $17,441,000 or 65% of revenues, for fiscal year 2002, as restated. This decrease in cost is primarily due to a reduction in revenue, as the change in sales mix that resulted in lower product sales was offset by higher sales of spare parts, repairs and development projects.

Cost of sales increased $2,060,000 or 13%, to $17,441,000, or 65% of revenues, for fiscal year 2002, as restated, from $15,381,000 or 65% of revenues, for fiscal year 2001, as restated. This increase in cost was primarily due to a related increase in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased $306,000, or 4%, to $7,776,000, or 30% of revenue, for fiscal year 2003 from $8,082,000, or 30% of revenue for fiscal year 2002, as restated. The decrease was attributable to decreased commission expenses for sales in Europe and Japan as well as the redirection of engineering resources from internally-funded R&D efforts to customer-funded design work for the Joint Strike Fighter program.

Selling, general and administrative expense decreased $49,000, or 1%, to $8,082,000, or 30% of revenue, for fiscal year 2002, as restated from $8,130,000, or 35% of revenues for fiscal year 2001, as restated. The decrease was attributable to a one-time charge for a retirement contract that occurred in fiscal year 2001 that did not recur in fiscal year 2002, and is partially offset by increased employee compensation and employee benefit related costs.

Interest Expense

Net interest expense decreased $218,000, or 51% to $207,000 in fiscal year 2003 from net interest expense of $425,000 in fiscal year 2002, as restated. The net interest expense decrease was primarily due to lower average outstanding debt during the year and lower interest rates.

Net interest expense decreased $49,000, or 10% to $425,000 in fiscal year 2002, as restated, from net interest expense of $474,000 in fiscal year 2001, as restated. The net interest expense decrease was primarily due to lower average outstanding debt during the year and decreased interest rates.

Other Income (Expense)

Other income increased $84,000 to $78,000 in fiscal year 2003 from other income, net ($6,000) in fiscal year 2002, as restated. The increase was primarily related to the settlement of litigation.

Other income, net decreased $131,000 to ($6,000) in fiscal year 2002, as restated from other income, net $125,000 in fiscal year 2001, as restated. The decrease was primarily related to the one-time sale of property in Newport, Arkansas that occurred during fiscal year 2001.

Income Tax Expense

Income tax expense was a benefit of $22,000 for fiscal year 2003 as compared to an expense of $21,000 for fiscal year 2002, as restated. The income tax obligations that arise from pretax income for fiscal year 2003 are offset by tax credits for research and development expenditures obtained through the filing of amended tax returns in the third quarter of fiscal year 2003 plus the change in the deferred tax allowance recognized in fiscal year 2003.

The effective tax rate decreased to (2.2)% in fiscal year 2003 from 2.9% in fiscal year 2002, as restated. The decrease in the effective tax rate is primarily due to the impact of the research and development credits that were recognized during fiscal year 2003 as well as the smaller change in the deferred tax valuation allowance recognized in fiscal year 2003 versus the large change in the deferred tax valuation allowance recognized in fiscal year 2002, as restated.

Income tax expense was $21,000 for fiscal year 2002, as restated, as compared to income tax expense of $10,000 for fiscal year 2001, as restated. The income tax obligation in each of these years includes the result of applying a deferred tax valuation adjustment against estimated future tax benefit as it was more likely than not that the tax benefit will not be realized in future periods.

The effective rate increased 5.8% to 2.9% in fiscal year 2002, as restated from (2.9%) in fiscal year 2001. The increase in the effective tax rate is due to a substantially lower effect of permanent difference between book income versus taxable income in fiscal year 2002, as restated, when compared to fiscal year 2001, as restated.

Net Income

The resulting effect of the factors described above caused net income to increase $295,000 or 41% to $1,006,000, or 3.9% of revenue, for fiscal year 2003 from $711,000 or 2.7% of revenue, for fiscal year 2002, as restated. Earnings per share increased $0.08 to $0.26 for fiscal year 2003 from $0.18 in fiscal year 2002, as restated.

Net income increased $1,053,000 to $711,000, or 2.7% of revenue, for fiscal year 2002, as restated from a loss of $342,000 or (1.5%) of revenues, for fiscal year 2001, as restated. Earnings per share increased $0.27 to $0.18 for fiscal year 2002, as restated from a loss per share of $0.09 in fiscal year 2001, as restated.

Inflation

The Company does not believe that inflation has had a material effect on the Company’s financial position or results of operations. However, the Company cannot predict the future effects of inflation.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $93,000 for fiscal year 2003 as compared to cash provided by operating activities of $1,775,000 for fiscal year 2002, as restated. The decrease was primarily attributable to an increase in inventory balances in anticipation of fulfillment of orders for the 32A government contract that was awarded in May 2002 and the commencement of a product development contract for a government product application.

Cash provided by operating activities was $1,775,000 for fiscal year 2002, as restated, compared to $1,709,000 for fiscal year 2001, as restated. The cash flow effect from the substantial increase in net income in fiscal year 2002, as restated was largely offset by a decrease in the cash flow effect from collections of accounts receivable, and the remaining decrease was primarily attributable to a smaller reduction in inventory in fiscal year 2002, as restated than in fiscal year 2001, as restated.

Cash used in investing activities was $681,000 for fiscal year 2003 as compared to $617,000 for fiscal year 2002, as restated. The decrease was primarily attributable to a slight decrease in investment in Machinery and Equipment.

Cash used in investing activities was $617,000 for fiscal year 2002, as restated, as compared to $238,000 for fiscal year 2001, as restated. The increase was primarily attributable to the increase in purchases of Machinery and Equipment and Building Improvements.

Cash used in financing activities was $857,000 for fiscal year 2003 as compared to cash used of $530,000 in fiscal year 2002, as restated. This increase in cash usage was primarily due to repayments of a portion of the Company’s long-term debt.

Cash used in financing activities was $530,000 for fiscal year 2002, as restated, as compared to cash used of $1,358,000 in fiscal year 2001, as restated. This decrease in cash usage was primarily due to an increase in cash provided by operations, as well as the absence of treasury stock purchases.

To accommodate fluctuation in cash flow, the Company has a $1,000,000 revolving credit facility, which was set to expire in May 2003. As discussed below, the Company recently was in default under this facility with respect to, among other things, representations and warranties it made regarding encumbrances on the collateral, and covenants to provide annual and quarterly financial statements and maintain certain financial ratios, although waivers of such defaults were obtained. The Company requested and was granted subsequent extensions of this credit facility until September 5, 2003, December 5, 2003 and, most recently, until April 30, 2004. The credit facility originally bore interest at the trailing 90-day treasury index plus 2.75%. As a result of the extensions of the credit line, the interest rate for this facility has been changed to the prime rate, which was 4.00% as of September 5, 2003. At January 31, 2003, there was approximately $245,000 available under this facility.

The Company’s current ratio was approximately 1.94 at January 31, 2003 compared to 2.52 at January 31, 2002, as restated. The primary reason for this decrease was an increase in accrued expenses related to product development programs.

The Company recently was in breach of certain covenants and other provisions of the documents related to its Industrial Development Revenue Bond, the Mortgage on its Charlottesville, Virginia property, and the Term Notes and Line of Credit with First Commercial Bank. Among other things, the Company was in breach of the financial ratios discussed in Note 8 to the Financial Statements, covenants prohibiting future liens on, and pledges of, the Company’s assets, covenants requiring the delivery of financial information and compliance certificates, representations and warranties it made regarding encumbrances on the collateral, and covenants with respect to the Company’s management and affairs (including a covenant requiring the Company to obtain consent from the purchaser of the Industrial Development Revenue Bond for any change in its executive officers).

The Company has obtained written waivers of the above referenced breaches. Additionally, the Company has received a written commitment from the purchaser of the Industrial Development Revenue Bonds to amend the covenants related thereto to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) amend the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth covenant (to be defined as total liabilities divided by the sum of net worth less intangible assets), (d) add a restriction prohibiting additional bank debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete a covenant requiring the Company to maintain its primary banking relationship with the purchaser of the Industrial Development Revenue Bond. As noted above, the Company also has negotiated an extension of its Term Notes and Line of Credit with First Commercial Bank to April 30, 2004.

Future capital requirements depend on numerous factors, including research and development, expansion of products lines, and other factors. Management believes that cash and cash equivalents, together with the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

As a consequence of the Company’s restatement of results of operations, the Company’s creditworthiness may be diminished from what existed prior to the restatement. As shown in the table below, there are liquidation payments that are due with respect to long-term debt and other contractual obligations in fiscal year 2004 and beyond as of January 31, 2003:

	Payments Due by Period
Contractual Obligations [1]	Total	Less than One Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-Term Debt	$3,411,000	$1,121,000	$1,673,000	$295,000	$322,000
Operating Leases	$1,614,000	$398,000	$1,146,000	$70,000	—
Total Contractual Cash Obligations	$5,025,000	$1,519,000	$2,819,000	$365,000	$322,000

1 In addition to the obligations set forth in this table, the Company has outstanding purchase commitments but has the ability to modify or terminate such commitments.

The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results and completing a restructuring of the Company’s existing credit facilities. Shortly after the issuance of this report, the Company intends to negotiate new credit facilities with its lenders in order to provide more operating flexibility for the Company than what has been in existence. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations in fiscal year 2005, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

ACQUISITIONS

Currently, the Company has no arrangements or understandings with respect to any acquisitions. However, the Company continues to monitor acquisition opportunities. The Company’s ability to consummate any acquisitions, including a merger with another entity, is substantially limited by covenants in the Company’s long-term debt documents.

ENVIRONMENTAL MATTERS

In accordance with a consent agreement with the Department of Environmental Protection that was signed by the Company in 1993, the Company’s environmental consultant developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company’s property located in Clearwater, FL. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000, the Company had utilized all amounts originally recorded in other accrued expenses, and the phase-one remediation had been completed.

During the third quarter of fiscal year 2001, management assessed the post-remediation monitoring expense related to the 1993 environmental clean up and determined that such remaining monitoring would cost approximately $125,000. This amount was accrued and expensed during the third quarter, fiscal year 2001, and the reserve was fully utilized as of January 31, 2003. Significant efforts have resulted in a successful remediation of contamination of the Company’s property, and the estimated remaining remediation costs to be incurred are expected to be approximately $38,000, for which a reserve has been provided as of January 31, 2003.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of those financial statements and this Annual Report on Form 10-K requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “RESULTS OF OPERATIONS” and “LIQUIDITY AND CAPITAL RESOURCES” and below under “CAUTIONARY STATEMENT AND ADDITIONAL TRENDS AND UNCERTAINTIES.” Further, such differences could be material.

Set forth below is a discussion of the Company’s critical accounting policies. The Company considers critical accounting policies to be those (i) that require the Company to make estimates that are highly uncertain at the time the estimate is made, (ii) for which a different estimate which could have been made would have a material impact on the Company’s financial statements, (iii) that are the most important and pervasive policies utilized, and (iv) that are the most sensitive to material change from external factors. Additionally, the policies discussed below are critical to an understanding of the financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimates about the effect of matters that are highly uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on business operations is discussed throughout this MD&A where such policies affect reported and expected financial results.

For a detailed discussion regarding the application of these and other accounting policies, see Note 1 to the accompanying consolidated financial statements. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Board of Directors.

Revenue Recognition.

The Company manufactures most of its products on a build-to-order basis and ships products upon completion. The Company has a policy of strict adherence to the provisions of SAB 101 in order to accurately state its revenues in each accounting period. For certain situations, some judgment is required, but most sales have clear revenue recognition criteria.

Revenue sources for product sales are largely from sales to commercial and government customers. The majority of customer sales terms are F.O.B. origin, although some customer terms are F.O.B. destination. For those customers where terms are “origin”, revenue is generally recognized upon shipment, unless additional prevailing factors would not be in accordance with the revenue recognition requirements of SAB 101. For those customers whose terms are “destination”, revenue is generally not recognized until goods arrive at the customers’ premises and all other revenue recognition criteria are met.

The Company experiences a certain degree of sales returns that varies over time. Generally such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with SFAS 48 – Revenue Recognition When Right of Return Exists, the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company. Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations. The Company has established a sales return reserve that approximates an expected level of sales returns over a 90-day period and, as of January 31, 2003, that reserve is $75,000.

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage of completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage of completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated. Other operating costs are charged to expense as incurred. During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program. Costs and estimated earnings on this contract as of the year ended January 31, 2003 are as follows:

2003
Costs incurred to date	$2,534,000
Estimated earnings	447,000

2,981,000
Less: Billings to date	2,485,000

Costs and estimated profits in excess of billings	$496,000

Occasionally the Company enters into research and development contracts with customers. The Company accounts for such contracts on the basis of the lesser of non-refundable cash versus percentage of completion.

There were no earnings recognized or costs incurred in fiscal year 2002, as restated, with respect to this program.

Accounts Receivable Allowance for Doubtful Accounts and Credit Losses.

The Company continuously evaluates its customers and provides reserves for anticipated credit losses as soon as collection becomes compromised. The Company does maintain a limited reserve in anticipation that smaller accounts may become a collection issue, which occurs from time to time based on historical experience. However, most of the Company’s customers are financially sound and the Company’s history of bad debts is relatively low. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Provisions for Excess and Obsolete Inventory Losses and Residual Value Losses.

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value. Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twenty four months. Estimates of future product demand may prove to be inaccurate, in which case the Company may understate or overstate the provision required for excess and obsolete inventory. Although the Company endeavors to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventory and consequently reported operating results. Through the restatement of the Company’s financial statements described herein, the Company recorded $6,764,000 of cumulative inventory charges for the years ended January 31, 1999, 2000, 2001 and 2002, respectively. These amounts include $1,529,000 in 1999, $978,000 in 2000, $73,000 in 2001 and $37,000 in 2002 associated with obsolete and slow-moving inventory. The Company recorded a writedown of $322,000 in fiscal year 2003 for obsolete and slow-moving inventory.

Work In Process Inventories.

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2003.

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Charlottesville, Virginia operations throughout the year while a full physical inventory at the Company’s Clearwater, Florida operations is conducted at the close of business each fiscal year. Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the physical inventory process regarding the percentage of completion of such items in order to accurately reflect expenses incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2003.

In connection with the financial restatements discussed in this annual report, the estimates of the percentage of completion of work in process inventories for the Clearwater, Florida facility previously made for the fiscal years ended January 31, 2000, 2001 and 2002 were determined to be unreliable. Consequently, in connection with the restatements, management employed alternative methods for estimating the amount of work in process at each of those fiscal year ends. Order dates, product production cycle information and sales records for each period subsequent to the year end were reviewed and the amount of work in process was estimated from such information.

Manufacturing Overhead Cost Application.

The Company establishes its inventoriable cost of manufacturing overhead by calculating its overhead costs as a percentage of direct labor and applying that percentage to direct labor that has been charged to inventory on a twelve month rolling average basis. This application percentage is reviewed at least quarterly and is adjusted at least annually.

Deferred Tax Asset Valuation Allowance.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Long-Lived Assets.

The useful lives of property, plant and equipment for purposes of computing deprecation are:

Land and improvements	15-20 years
Buildings and improvements	25-30 years
Machinery and equipment	3-10 years
Patterns, dies, and tools	3-5 years
Furniture and fixtures	5-10 years

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2003 and 2002, management does not believe that any assets are impaired.

The Company will capitalize production costs for computer software that is to be utilized as an integral part of a product when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense at the greater of the expected unit sales versus units sold or the straight line method for a period of three years from the date the product becomes available for general release to customers.

Other Accounts Affected by Management Estimates.

From time to time, management will utilize estimates when preparing the financial statements of the Company. Such areas include Amortization and other accruals.

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience. The Company’s warranty experience is as follows:

For the year ended January 31,	2003	2002	2001
Beginning Reserve Balance	$20,000	$20,000	$—
Costs Incurred	(51,000)	(44,000)	(79,000)
Replenish Reserve for Costs Incurred	51,000	44,000	79,000
Increase in Estimate	30,000	—	20,000

Ending Reserve Balance	$50,000	$20,000	$20,000

The following table summarizes other significant areas which require management estimates:

	For the year ended January 31,
	2003	2002	2001
Allowance for Doubtful Accounts	$372,000	$81,000	$77,000
Warranty Reserve	50,000	20,000	20,000
Reserve for Sales Returns	75,000	—	—
Depreciation	638,000	600,000	543,000
Amortization	265,000	280,000	201,000
Deferred Tax Valuation Allowance	530,000	618,000	883,000

	$1,930,000	$1,599,000	$1,724,000

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company does not believe the adoption of FAS 143 will have a material effect on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, facilities closing, or other exit or disposal activity initiated after December 31, 2002. This statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The impact of adoption of this pronouncement is not anticipated to have a material effect on the consolidated financial statements.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The Company does not believe the implementation of FIN 45 will have a material impact on its financial statements.

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods ending after December 15, 2003.

The determination of the applicability of FIN 46 is complex and requires management to make significant assumptions related to: 1) the reasonable possibility that an entity may be a VIE in which the company has a significant variable interest; 2) the rights, obligations, and activities of all other equity investors in the potential VIE; 3) the anticipated variability in the potential VIE’s net income or loss, the fair value of its assets not already included in net income or loss, and certain fees paid to related and unrelated third parties; and 4) the magnitude of the company’s variable interest as compared to the variable interests of all other variable interest holders. Each of these assumptions could significantly impact the conclusion of the company to consolidate the legal entity. Management is continuing to assess the extent of any relationships that may be effected and obtain adequate information upon which to base appropriate conclusions. As a result, management is still assessing the impact implementation of FIN 46 may have on the consolidated financial statements.

CAUTIONARY STATEMENT AND ADDITIONAL TRENDS AND UNCERTAINTIES

As set forth in Item 1 of this Annual Report on Form 10-K, the MD&A contains forward looking statements that are based on current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Accordingly, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Additionally, past performance is not necessarily indicative of future results of operations. In particular, the Company’s results of operations, revenue, liquidity and capital resources may be impacted materially and unfavorably by a number of risk factors, trends and uncertainties. Set forth below are some of the risk factors, trends and uncertainties which we believe could have a material and unfavorable impact on the Company’s results of operations, revenue, liquidity, capital resources and any investment in the Company. Additional risk factors, trends and uncertainties are discussed above. The following list is not exhaustive, and other factors which are not presently apparent to us also may have a material and unfavorable impact.

Risks associated with dependence on the aviation industry.

The September 11, 2001 terrorist attacks severely impacted conditions in the commercial and business aviation industry. As a result, new commercial aircraft orders and refurbishments dropped significantly. Additionally, high airline operating costs, weak air travel and low-ticket prices have damaged many carriers’ financial condition. Those factors have combined to cause a major decline in new aircraft orders and aircraft refurbishing, which in turn has resulted in lower demand from the Company’s business airplane manufacturer customer base. Such drop in demand from our commercial manufacturing customer base affected financial results for the fiscal year ended January 31, 2003.

Although we are working to offset the negative impact of such factors by increasing our U.S. Government contracts, we expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the industry improve. The commercial and business aircraft market conditions could also deteriorate further if there is an outbreak or escalation of national or international hostilities or additional terrorist attacks. As happened after the September 2001 terrorist attacks, reinstatement of flight restrictions would negatively impact the market for aviation equipment and would adversely affect the commercial sector of our business.

Risks associated with dependence on U.S. Government contracts.

Our dependence on revenue from U.S. Government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that U.S. Government funding for these contracts may be delayed or diverted to other uses.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 40% of our total revenue for fiscal year 2003.

Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

While the overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s, as a result of the September 11th terrorist attacks and given the current Middle East and global situation, U.S. defense spending has increased and is expected to increase over the next several years. Increased defense spending does not necessarily correlate to increased business for the Company, because not all the programs in which the Company participates or has current capabilities may be earmarked for increased funding.

Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination-for-convenience provisions permit only the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination-for-default imposes liability on the contractor for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

A substantial majority of our U.S. Government contracts are fixed price type contracts. A majority of these contracts are for mature products and costs are well established. However, some contracts include costs associated with product development. These types of contracts bear the inherent risk that actual performance cost may exceed the fixed contract price.

We, like other U.S. Government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to surface issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should a business unit or division of the Company involved in a government contract be charged with violation of law, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably the Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new U.S. Government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements.

The financial misstatements and the contributing factors discussed herein, could prompt the U.S. Government to initiate debarment proceedings against the Company. However, Aerosonic believes that it is not a target for debarment due, in part, to the remedial actions it has taken. Accordingly, Aerosonic would actively contest any debarment proceeding. Nevertheless, there is no assurance that the U.S. Government will not institute a debarment proceeding against Aerosonic or that Aerosonic will be successful in contesting any such proceeding. If Aerosonic were to be debarred from U.S. Government defense contracts, it would have a material adverse effect on Aerosonic’s results of operations, revenue, liquidity and capital resources.

Risks associated with aviation industry regulations.

The aerospace industry is heavily regulated and failure to comply with applicable laws or regulations could reduce our sales, or require us to incur additional costs to achieve compliance, which could have a material adverse effect on our results of operations.

The Federal Aviation Administration (the “FAA”) prescribes standards and licensing requirements for aircraft components, including virtually all of our products. Comparable agencies, such as the U.K. Civil Aviation Authority and the Japanese Civil Aviation Board, regulate these matters in other countries. If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming.

From time to time the FAA proposes new regulations. These new regulations generally cause an increase in costs to comply with these regulations. To the extent the FAA implements rule changes in the future, we may incur additional costs to achieve compliance.

The challenge to compete against larger well-established companies.

We compete with numerous established companies. Some of these companies have significantly greater financial, technological and marketing resources. Our ability to be an effective competitor will depend in large part on our success in causing our products to be selected for installation in new aircraft, including next-generation aircraft, and in avoiding product obsolescence.

Risks associated with rapid technological change and products that are subject to obsolescence as a result thereof.

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance.

The markets for a number of our products and services are generally characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services or in market demand for products or services based on a particular technology could result in faster than anticipated obsolescence of certain of our products or services and could have a material adverse effect on our business, results of operations and financial condition. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products or services.

In order to remain competitive, we must make substantial investments in research and development to develop new and enhanced products and continuously upgrade our process technology and manufacturing capabilities. We may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital may depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed.

Risks related to the Company’s handling and use of hazardous substances and related environmental matters.

Our operations require the handling and use of hazardous substances, and we are subject to federal, state and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the use or cleanup of hazardous substances and wastes. From time to time, our operations could result in violations under such environmental laws, including spills or other releases of hazardous substances into the environment. We may incur substantial costs or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Additionally, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties. In the event of a major incident, we could incur material costs or experience interruption in our operations as a result of addressing the incident and implementing measures to prevent such incidents in the future, as well as potential litigation that could arise from such an incident. In addition, we could incur significant expenditures in order to comply with existing or future environmental laws. Based on available information, we are aware of only one existing environmental matter, which is discussed above under “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — ENVIRONMENTAL MATTERS.”

We may have difficulty refinancing our existing debt obligations.

The Company has certain long term debt instruments that will mature in fiscal year 2005. While the Company intends to refinance these obligations and is confident that it will succeed in this endeavor, there is no assurance that these efforts will be successful.

We are subject to significant restrictive operational and financial covenants.

Our long-term debt agreements, including the agreements related to our Industrial Development Revenue Bond, impose significant restrictive covenants upon the operation of our business. Among other things, the Company is required to maintain minimum financial ratios, minimum amounts of working capital and a minimum net worth. Additionally, these covenants restrict our ability to declare and pay dividends and require the Company to obtain consent or a waiver prior to taking certain other corporate actions, including the disposition of assets, mergers and changes in corporate management. Among other things, these covenants may prevent the Company from consummating potential dispositions or acquisitions, and may deter or prevent an acquisition or merger of the Company.

The Company has received a written commitment from the purchaser of the Industrial Development Revenue Bond to amend covenants related thereto to, among other things, (a) ease the financial ratio covenants and delete the minimum working capital requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5, and (c) delete the restriction on changes in corporate management. Additionally, the Company obtained waivers, dated as of October 30, 2003, of covenant violations under these agreements, which are discussed above under “LIQUIDITY AND CAPITAL RESOURCES.”

We are subject to the risks associated with international sales.

During 2003, international sales accounted for approximately 17% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	Political and economic instability;

•	Export controls;

•	Changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	Changes in tax laws and tariffs;

•	Convertibility and transferability of international currencies; and

•	Exchange rate fluctuations

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position.

Attracting and retaining key personnel is an essential element of our future success.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled technical personnel is highly competitive. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with terrorism and world conflict.

United States and global responses to the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats and other global crises increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats and other global crises and responses thereto, may adversely affect the Company.

While some of our products that are sold to the U.S. Government may experience greater demand as a result of increased U.S. Government defense spending, various responses could realign U.S. Government programs and affect the composition, funding or timing of our government programs. U.S. Government spending could shift to defense programs in which we do participate.

The Company has contracts with governments of certain states located in the Middle East. The instability in that region, as well as U.S., local or global responses to potentially controversial policies or actions adopted or taken by such governments, may negatively impact those contracts.

The Company has contracts with the government of South Korea. Recent actions and perceived provocations by the government of North Korea have resulted in increased concern regarding the stability of the Korean armistice. Additionally, reports indicate that North Korea may be moving to produce and test nuclear weapons or otherwise provoke the U.S. and international community. Resulting instability on the Korean peninsula, and any U.S., local or global responses to perceived provocations by the government of North Korea, could impact the Company’s contracts with South Korea. While an escalation of hostilities on the Korean peninsula might lead to increased military spending by South Korea, there is no certainty that the Company’s contracts with South Korea would benefit. Additionally, it is possible that any instability in that region could have a negative impact on the Company’s contracts.

Risks associated with significant stock price fluctuation and the halt in trading of our Common Stock by the American Stock Exchange.

The market price of our Common Stock ranged from a high of $24.50 per share to a low of $8.00 per share during 52 week period ended September 24, 2003. The accounting misstatements, resulting restatements, contributing factors and the SEC formal investigation discussed herein and in the attached financial statements might continue to have an adverse effect on the price of our Common Stock.

The average daily trading volume in our Common Stock on the American Stock Exchange for the six month period ended September 24, 2003 was approximately 2,679 shares per day, and the daily trading volume in our Common Stock during the same period ranged from a low of zero shares traded to a high of 47,700 shares traded. As discussed under “Item 3. Legal Proceedings – Matters Relating to the American Stock Exchange,” on September 25, 2003, the American Stock Exchange halted trading in our Common Stock. Should the anticipated resumption of trading in our Common Stock on the American Stock Exchange occur, the initial trading volume may be high, including the potential for a large volume of sales in reaction to the trading halt and the information reported herein. Notwithstanding the initial trading volume in our Common Stock following the anticipated resumption of trading, future trading volume in our Common Stock may be low, and, in such event, stockholders could have difficulty selling their Common Stock and any large volume sales could cause a decline in the price.

Other factors and general market conditions that could affect our stock price are:

•	Our quarterly operating results and variations therein;

•	Changes in earnings estimates by securities analysts;

•	Changes in our business;

•	Changes in the market’s perception of our business;

•	Changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

•	Changes in the outlook for the aviation industry;

•	Changes in general market or economic conditions unrelated to our performance;

•	Changes in the legislative or regulatory environment;

•	Changes in U.S. defense spending or appropriations;

•	Increased military or homeland defense activities;

•	An outbreak or escalation of national or international hostilities;

•	Terrorist attacks;

•	Sales of significant blocks of our Common Stock; and

•	The outcome of the U.S. Securities and Exchange Commission’s formal investigation concerning the accounting issues discussed herein and other potential issues.

Additionally, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our Common Stock could fluctuate based upon factors that have little or nothing to do with our Company and these fluctuations could materially reduce our stock price. When a stock’s price continues to fluctuate significantly over a sustained period, the risk of loss, including a total loss, is increased.

Risks associated with the delayed filing of our annual and quarterly reports.

With the filing of this Form 10-K, the Company has implemented a major component of its compliance plan submitted to the American Stock Exchange (the “Amex”). However, as of the date of the filing of this Form 10-K, the trading halt discussed under “Item 3. Legal Proceedings – Matters Relating to the American Stock Exchange” continues in effect. The Company expects that it will file its April 30 and July 31, 2003 quarterly reports on Form 10-Q no later than the November 15, 2003 date specified in its compliance plan submitted to the Amex, and that with the filing of those reports, the Amex will allow trading in its Common Stock to resume on the Amex. Nevertheless, there is no assurance that the Company will satisfy the continued listing standards of the Amex to enable the Company’s Common Stock to continue to be listed on the Amex. If the trading and listing of the Company’s Common Stock on the Amex were to be permanently discontinued, the expected consequences would include a substantial decline in the price of our Common Stock, and the inability of our stockholders to liquidate their positions.

Risks associated with the formal investigation currently being conducted by the U.S. Securities and Exchange Commission and potential shareholder litigation.

The U.S. Securities and Exchange Commission is conducting a formal investigation with respect to potential violations of the federal securities laws in connection with the financial misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in this annual report, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues. The Company cannot predict the outcome of such investigation. Although the Company is cooperating with the SEC and has taken numerous and significant remedial actions, it is possible that the SEC may commence an enforcement proceeding against the Company alleging one or more violations of the federal securities laws. Regardless of its outcome, the mere institution of an enforcement proceeding against the Company likely would have a material adverse impact on the price of the Company’s Common Stock, and might have a material adverse impact on the Company’s U.S. Government contracts (see “Risks associated with dependence on U.S. Government contracts” above) and other elements of its business. Additionally, an unfavorable resolution of any enforcement proceeding also would negatively impact the Company.

Additionally, other companies that have made comparable financial restatements and disclosed similar contributing factors have been sued by shareholders who allege that they were harmed by violations of federal and state securities laws and other tortious conduct by such companies and their officers, directors and employees in connection with such restatements and contributing factors. The Company may be subject to similar lawsuits. In such event, the Company will defend itself vigorously. Nevertheless, the mere institution of any such lawsuit likely would have a material adverse impact on the price of the Company’s Common Stock, and might have a material adverse impact on the Company’s U.S. Government contracts and other elements of its business. Additionally, the time which officers, directors and employees of the Company might have to dedicate to the defense of any such lawsuit, as well as the costs and any unfavorable resolution thereof, might have a material adverse impact on the Company and its results of operations.

We do not plan to pay cash dividends on our Common Stock in the foreseeable future.

We intend to retain our earnings to finance the development and expansion of our business. Additionally, covenants in our long-term debt agreements impose significant restrictions on our ability to pay dividends, including a covenant related to the Company’s Industrial Development Revenue Bond which prohibits the Company from paying any dividend in excess of 25% of the Company’s increase in retained earnings for the calendar year.

Risks related to the inherent limitations of internal control systems.

The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and prudent industry practice. However, we cannot guarantee that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs.

Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page F-1 and are included in this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers.

David A. Baldini, age 54, has been a director since 1995. Mr. Baldini was with Teledyne Industries Inc. from 1974 through 1993. He was President of Teledyne Avionics from 1990 and has retained that position since Teledyne Avionics was acquired in 1993 and became a wholly owned subsidiary of the Company, named Avionics Specialties, Inc. Mr. Baldini was elected President of the Company in November 2002 and subsequently was designated as the Chief Executive Officer. He has a B.S. Degree in Economics from Hampden-Sydney College.

Charles M. Foster, Jr., age 63, has been a director since April 2003. Mr. Foster was employed by Teledyne Technologies for 34 years before retiring in 2002. His senior most positions were in finance, including Director of Finance; Vice President, Finance; and Senior Director.

Robert J. McGill, age 42, became a director in August 2003. Mr. McGill is President of L-3 Communications-Display Systems, a division of L-3 Communications Corporation. Since 1983, Mr. McGill has worked in the aerospace and defense industry holding positions of increasing responsibility with Miltope Corporation, GEC Marconi, Loral Corporation and Lockheed Martin Corporation. Mr. McGill holds a BS degree from Dowling College and an MBA from Georgia State University.

J. Mervyn Nabors, age 60, has been a director since 1995. Mr. Nabors is Chief Executive Officer and President of American Instrument Company. He is a member of the board of directors of four privately held companies. He was employed by Aerosonic from 1962 through 1984. In 1996, Mr. Nabors was elected Chairman of the Board, Chief Executive Officer and President of the Company. He resigned as President in November 2002 and subsequently terminated his status as Chief Executive Officer. He continued to serve as Chairman of the Board, until his resignation in May 2003.

William C. Parker, age 70, has been a director since 1995. Mr. Parker was employed by Aerosonic for over 34 years. He rose to increasing levels of responsibility throughout his career at the Company, and held titles that included Vice President of Production, Vice President of Purchasing, and Vice President of Marketing, before becoming President in 1995. He served as President until his retirement in August 1997.

P. Mark Perkins, age 46, has been a director since 1997. Mr. Perkins has over 18 years of experience in various segments of the aviation industry. In July 1997, he was elected as a director of the Company while serving as Vice President of Marketing at Gulf Aerospace, Inc. In 1998, Mr. Perkins became Executive Vice President of Sales and Marketing for the Company, and he continues to serve in that capacity.

David M. Vosen, age 56, became a director in March 2003. Mr. Vosen is President of SouthTrust Bank Tampa Bay. Mr. Vosen has held positions of increasing responsibility since 1969 with Marshall & Ilsley, Wachovia Bank, Bank of America, SunTrust Banks and SouthTrust Bank. He is a graduate of the University of Wisconsin, where he studied finance and economics.

Gary E. Colbert, age 45, became the Chief Financial Officer in January 2003, and subsequently was named Secretary and Treasurer of the Company. Mr. Colbert has an MBA in Finance and Marketing from Washington University, is a Certified Management Accountant and is Certified in Financial Management. He has extensive domestic and international accounting, financial and operational experience, especially in manufacturing industries.

Carmelo Russo, age 57, is Executive Vice President of Production. Mr. Russo has over 15 years of experience in the aviation industry. He was elected as an officer of the Company in October 1997 and was elected to the Board of Directors in February 1999. Mr. Russo resigned his position as a member of the Board of Directors on June 1, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission and the American Stock Exchange reports of ownership of Company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended January 31, 2003 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that Gary E. Colbert did not file a Form 3 reporting his status as a new insider within ten days of the date he commenced employment as the Company’s Chief Financial Officer, and J. Mervyn Nabors, Daniel J. Garwacki and A. Todd Beard did not file Forms 5 for the Company’s fiscal year ended January 31, 2003. With respect to Mr. Colbert’s Form 3, the filing deficiency was corrected promptly upon its discovery by Mr. Colbert and the Company.

Item 11. Executive Compensation.

Name and Principal Position (a)	Year Ended January 31 (b)	Salary (c)			Bonus (d)		Other Annual Compensation (e)			All Other Compensation (i)			Total

David A. Baldini President as of November 2002 and Executive Vice President until that time.	2003 2002 2001	$ $ $	168,683 149,561 151,096		$	— 40,000 —	$ $ $	15,900 14,250 10,687	(1) (1) (1)	$ $ $	16,442 16,765 15,770	(2)(12) (2)(12) (2)(12)	$ $ $	201,025 220,576 177,553

Gary E. Colbert Chief Financial Officer, Secretary, and Treasurer since January 2003	2003 2002 2001		$3,846 — —			— — —		— — —			— — —			$3,846 — —

P. Mark Perkins Executive Vice President Sales and Marketing	2003 2002 2001	$ $ $	133,770 110,000 110,000		$ $	— 25,000 11,000	$ $ $	17,173 17,173 18,604	(3) (3) (3)	$ $ $	12,679 11,811 9,526	(4)(12) (4)(12) (4)(12)	$ $ $	163,622 163,984 149,130

Carmelo Russo Executive Vice President Operations	2003 2002 2001	$ $ $	133,885 110,000 105,222		$ $	— 26,000 11,000	$ $ $	9,250 10,560 7,920	(5) (5) (5)	$ $ $	19,324 17,536 16,988	(6)(12) (6)(12) (6)(12)	$ $ $	162,459 164,096 141,130

J. Mervyn Nabors President and Chief Executive Officer until November 2002	2003 2002 2001	$ $ $	300,000 200,000 200,000	(7)	$ $ $	50,000 50,000 50,000	$ $ $	18,840 18,517 20,028	(8) (8) (8)	$ $ $	774 774 774	(9) (9) (9)	$ $ $	369,614 269,291 270,802	(7)(9)

Eric J. McCracken Chief Financial Officer until October 2002	2003 2002 2001	$ $ $	110,124 110,000 109,038		$ $ $	10,000 25,000 11,000	$ $ $	12,500 13,977 15,041	(10) (10) (10)	$ $ $	4,246 5,556 5,556	(11)(12) (11)(12) (11)(12)	$ $ $	136,870 154,533 140,635

(1)	These amounts include the payment by the Company of automobile expense reimbursements to Mr. Baldini of $14,524, $14,250 and $10,687 In fiscal years 2003, 2002 and 2001, respectively.
(2)	These amounts represent the payment of the annual whole life insurance premiums described in footnote (13) below, the payment of $4,436, $4,500 and $3,805 in matching contributions to Mr. Baldini’s 401(k) plan in fiscal years 2003, 2002 and 2001, respectively, and the payment of $317, $576 and $276 in term life insurance premiums on behalf of Mr. Baldini in fiscal years 2003, 2002 and 2001, respectively.
(3)	In fiscal years 2003, 2002 and 2001, P. Mark Perkins received automobile expense reimbursement of $17,173, $17,173 and $18,604, respectively.
(4)	These amounts represent the payment of the annual whole life insurance premiums and the interest free benefit of a draw from a variable whole life insurance policy, each as described in footnote (13) below, and the payment of $3,300, $3,300 and $1,015 in matching contributions to Mr. Perkins’ 401(k) plan in fiscal years 2003, 2002 and 2001, respectively, and the payment of $108, $72 and $72 in term life insurance premiums on behalf of Mr. Perkins in fiscal years 2003, 2002 and 2001, respectively.
(5)	In fiscal years 2003, 2002 and 2001, Carmelo Russo received automobile expense reimbursement of $9,250, $10,560 and $7,920, respectively.
(6)

These amounts represent the payment of the annual whole life insurance premiums and the interest free benefit of a draw from a variable whole life insurance policy, each as described in footnote (13) below, and the payment of $3,300, $3,099 and $2,551 in matching contributions to Mr. Russo’s 401(k) plan in fiscal years 2003, 2002 and 2001, respectively, and the payment of $310, $165 and $165 in term life insurance premiums on behalf of Mr. Russo in fiscal years 2003, 2002 and 2001, respectively.

(7)	This amount does not include the payment of approximately $15,385 in respect of an unauthorized increase in Mr. Nabors’ base compensation, which was subsequently denied by the Board of Directors. As of the date hereof, the Company has not sought the return of this amount.
(8)	In fiscal years 2003, 2002 and 2001, J. Mervyn Nabors received automobile expense reimbursement of $18,840, $18,517 and $20,028, respectively.
(9)	The Company paid $774 in term life insurance premiums on behalf of Mr. Nabors in each of fiscal years 2003, 2002 and 2001.
(10)	In 2003, 2002 and 2001, Eric J. McCracken received automobile expense reimbursement of $12,500, $13,977 and $15,041, respectively.
(11)	These amounts represent the payment of the annual whole life insurance premiums and the interest free benefit of a draw from a variable whole life insurance policy, each as described in footnote (13) below, and the payment of $65, $57 and $57 in term life insurance premiums on behalf of Mr. McCracken in fiscal years 2003, 2002 and 2001, respectively.
(12)	These amounts represent the payment by the Company of annual premiums of $11,689, $8,439, $14,272 on behalf of David A. Baldini, P. Mark Perkins and Carmelo Russo, respectively, under life insurance arrangements between the Company and such executives in fiscal years 2003, 2002 and 2001, and the payment by the Company of annual premiums of $3,666, $5,499 and $5,499 on behalf of Eric J. McCracken under a life insurance arrangement between the Company and Mr. McCracken in fiscal years 2003, 2002 and 2001, respectively.

Pursuant to the terms of the above referenced life insurance arrangements, which were entered into in approximately October and November 1998, (a) the Company paid the annual premiums under variable whole life insurance policies for the benefit of Messrs. Baldini, Perkins, Russo and McCracken and their designated beneficiaries in fiscal years 2003, 2002, 2001 and earlier fiscal years, (b) the Company was entitled to a refund of its premium payments out of the proceeds, if any, of any payout under such variable whole life insurance policies, and (c) Messrs. Baldini, Perkins, Russo, McCracken or their respective designated beneficiaries, as the case may be, were entitled to the balance, if any, of any such payout after the refund of the Company’s premium payments. Additionally, pursuant to the arrangements, Messrs. Baldini, Perkins, Russo and McCracken had the right to make interest free draws from the cash value accumulated under their respective policies, and they were not obligated to repay any such draw and their interests in their respective policies were offset by any such draws only to the extent that the balance of any payout under the policy, after the refund of the Company’s premiums, would be reduced by the amount of the draw (including if the result of such arrangement was the inability of the Company to realize a return of all or a portion of its premium payments). Mr. Baldini did not make any such draw during the term of his arrangement. Mr. Perkins drew $18,815.36 from his variable whole life policy in fiscal 2002, and the benefit derived by him in fiscal 2003 from the interest free term of such draw was $832. Mr. Russo drew $32,330.04 from his variable whole life policy in fiscal 2002, and the benefit derived by him in fiscal 2003 from the interest free term of such draw was $1,442. Mr. McCracken drew $11,373.38 from his variable whole life policy in fiscal 2002, and the benefit derived by him in fiscal 2003 from the interest free term of such draw was $515.

The Company and Messrs. Baldini, Perkins and Russo terminated their arrangements during fiscal year 2004. In connection with such terminations and in accordance with the arrangements, the Company received a refund of its premiums of $36,377.59 on Mr. Baldini’s policy, $10,640.26 on Mr. Perkins’ policy, and $19,181.06 on Mr. Russo’s policy, and Mr. Perkins and Mr. Russo were not required to repay any of their portion of their respective draws.

The arrangement between the Company and Mr. McCracken terminated upon the termination of Mr. McCracken’s employment in November 2002. In connection with such termination and in accordance with the arrangement, Mr. McCracken was not required to repay any portion of his draw. Additionally, a $2,423.28 payout under the policy on such termination, which the Company was entitled to receive pursuant to the arrangement, was incorrectly paid directly to Mr. McCracken. As of the date of this annual report the Company has not sought the return of such payment from Mr. McCracken, although the Company continues to weigh its options in respect thereof.

Compensation of Directors

Non-Officer members of the Company’s Board of Directors are paid $3,000 for each Board meeting, and members of committees of the Board are paid an additional $1,500 for each committee meeting.

During fiscal year 2003, the Company was a party to a Supplemental Pension Plan agreement with William C. Parker pursuant to which Mr. Parker received monthly pension payments from the Company of $4,166.67. This plan has been in existence since January 1, 1999. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which is to be effective as of January 1, 2004, which extends the existing Supplemental Pension Plan, and pursuant to which Mr. Parker will continue to receive monthly payments of $4,166.67.

In November 2002, J. Mervyn Nabors resigned as President of the Company. Upon his resignation as President, Mr. Nabors continued to be a member of the Board of Directors. During fiscal 2003, including during the period after he resigned as President, Mr. Nabors was employed by the Company pursuant to an employment arrangement which provided for a minimum base salary of at least $250,000, plus an automobile allowance, health insurance and other benefits, although Mr. Nabors’ base salary for fiscal 2003 was $300,000. Mr. Nabors’ employment was terminated by a Consulting Agreement between the Company and Mr. Nabors dated May 20, 2003 (see discussion under “Compensation Committee Interlocks and Insider Participation” below).

Until his resignation from the Board of Directors in October 2002, Mr. Garwacki was a party to an oral consulting arrangement with the Company. Pursuant to that oral consulting arrangement, Mr. Garwacki performed consulting services specifically assigned by Mr. Nabors, the President at that time, and was compensated on a periodic basis at rates agreed upon on a matter by matter basis between Mr. Garwacki and the Company. Mr. Garwacki received total compensation of $199,235 for his consulting services during fiscal year 2003. This amount included $178,250 of consulting fees that were paid directly to Mr. Garwacki plus $20,985 of consulting fees paid to Dynamic Business Concultants, an entity related to Mr. Garwacki. Subsequent to his resignation, the Company and Mr. Garwacki entered into a written Consulting Agreement, pursuant to which Mr. Garwacki was to be paid on an hourly basis for consulting services specifically assigned by the Company. No such services were assigned, and the Company has since terminated this Consulting Agreement.

Employment Agreements

The Company and J. Mervyn Nabors were parties to an employment arrangement that provided for a minimum base salary of at least $250,000, plus an automobile allowance, health insurance and other benefits, although Mr. Nabors’ base salary for fiscal 2003 was $300,000. As discussed in more detail below, on May 23, 2003, the Company terminated Mr. Nabors’ employment and entered into a Consulting Agreement with him.

The Company’s Board of Directors has approved Employment Agreements between the Company and four of its executive officers: David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo. The Employment Agreements became effective on May 14, 2003, each for a three-year period of time, which is automatically renewed at the end of such period for another term of three years unless either party gives 180 days notice of termination. The agreements require certain minimum performance standards and include confidentiality and non-compete provisions, among others, in exchange for a minimum base annual salary of $183,000 for Mr. Baldini, $147,175 for Mr. Colbert, $148,175 for Mr. Perkins and $167,175 for Mr. Russo.

The employment agreements may be terminated by the Company for, among other reasons, a material breach by the employee or a determination by the Company’s Board of Directors to terminate the agreement, with or without cause. Each of the agreements provides that in the event the agreement is terminated by the Company’s Board of Directors, the employee shall continue to be bound by the non-compete provisions for a period of three years and shall continue to receive his annual salary during such time.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 31, 2003, the Company maintained a Compensation Committee which was comprised of A. Todd Beard and William C. Parker. However, during the fiscal year ended January 31, 2003, the Compensation Committee did not meet formally, and the Board, acting as a whole, performed the responsibilities thereof with respect to determination of executive officer compensation. During the fiscal year ended January 31, 2003, the Board was comprised of J. Mervyn Nabors, David A. Baldini, P. Mark Perkins, William C. Parker, A. Todd Beard (who resigned from the Board in March 2003), Eric J. McCracken (who resigned from the Board in October 2002) and Daniel J. Garwacki (who resigned from the Board in October 2002).

Mr. Nabors, who is the beneficial owner of approximately 31.7% of the Company’s issued and outstanding Common Stock, was employed by the Company in numerous positions from 1962 until 1984 and as President and Chief Executive Officer from 1996 until November 2002. During fiscal 2003, Mr. Nabors was employed by the Company pursuant to an employment arrangement which provided for a minimum base salary of at least $250,000, plus an automobile allowance, health insurance and other benefits, although Mr. Nabors’ base salary for fiscal 2003 was $300,000. On May 20, 2003, the Company terminated such employment and entered into a Consulting Agreement with Mr. Nabors. Pursuant to the terms of the Consulting Agreement, Mr. Nabors has agreed to serve the Company as a consultant with respect to matters specifically assigned by the Company’s President, and the Company has agreed to pay Mr. Nabors a consulting fee of $120,000 per year. The Consulting Agreement also provides Mr. Nabors with an automobile allowance of $18,000 per year, health insurance and retirement benefits similar to those provided to employees of the Company. The term of the Consulting Agreement is for one year, unless earlier terminated pursuant to its terms, including a determination by the Company’s Board of Directors to terminate the Consulting Agreement, with or without cause. In the event of a termination by the Board of Directors without cause, Mr. Nabors would be entitled to the unpaid balance of the consulting fee and the other benefits under the Consulting Agreement. The Company forecasts very limited use of Mr. Nabors’ services for the term of this agreement, and, accordingly, has elected to accrue the full amount of the contract in May 2003.

During fiscal 2003, Mr. Nabors’ wife was employed by the Company in a marketing capacity and received compensation of approximately $12,696 for her services.

Mr. Baldini has been employed as an officer of the Company since 1993. In November 2002, Mr. Baldini was elevated to the position of President and Chief Executive Officer. Mr. Perkins has been the Company’s Executive Vice President Sales and Marketing since 1998. In May 2003, the Company entered into Employment Agreements with Mr. Baldini and Mr. Perkins. These Employment Agreements are each for a three-year period of time, which is automatically renewed at the end of such period for another term of three years unless either party gives 180 days notice of termination. The agreements require certain minimum performance standards and include confidentiality and non-compete provisions, among others, in exchange for a minimum base annual salary of $183,000 for Mr. Baldini and $148,175 for Mr. Perkins. The agreements may be terminated by the Company for, among other reasons, a material breach by the employee or a determination by the Company’s Board of Directors to terminate the agreement, with or without cause. Each of the agreements provides that in the event the agreement is terminated by the Company’s Board of Directors, the employee shall continue to be bound by the non-compete provisions for a period of three years and shall continue to receive his annual salary during such time.

Mr. Parker was employed by the Company for 34 years, most recently as its President, until his retirement in 1997. During fiscal 2003, the Company was, and it continues to be, a party to a Supplemental Pension Plan agreement with Mr. Parker pursuant to which he receives monthly pension payments from the Company of $4,166.67. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which is to be effective as of January 1, 2004, which extends the existing Supplemental Pension Plan, and pursuant to which Mr. Parker will continue to receive monthly payments of $4,166.67 through December 2006. The new agreement is subject to renewal upon agreement by both parties.

At the time that he served on the compensation committee, Mr. Beard was Senior Vice President of First Commercial Bank, an entity from which the Company has borrowed an amount in excess of 5% of its total consolidated assets as of January 31, 2003.

Until October 2002, Mr. McCracken was the Company’s Executive Vice President and Chief Financial Officer. In October 2002, Mr. McCracken resigned from the Board and his positions as Executive Vice President and Chief Financial Officer. Subsequent to his resignation, the Company and Mr. McCracken entered into a Consulting Agreement, pursuant to which Mr. McCracken was paid a $10,000 retainer and was to be paid on an hourly basis for consulting services specifically assigned by the Company. No such services were assigned, and the Company has since terminated this Consulting Agreement.

Until his resignation from the Board of Directors in October 2002, Mr. Garwacki was a party to an oral consulting arrangement with the Company. Pursuant to that oral consulting arrangement, Mr. Garwacki performed consulting services specifically assigned by the President and was compensated on a periodic basis at rates agreed upon on a matter by matter basis between Mr. Garwacki and the Company. Mr. Garwacki received compensation of $178,250 for his consulting services during fiscal year 2003.

Subsequent to his resignation, the Company and Mr. Garwacki entered into a written Consulting Agreement, pursuant to which Mr. Garwacki was to be paid on an hourly basis for consulting services specifically assigned by the Company. No such services were assigned, and the Company has since terminated this Consulting Agreement. During fiscal 2002 and 2003, the Company made payments of approximately $45,155 and $20,985, respectively, to Dynamic Business Consultants, an entity related to Mr. Garwacki, for consulting services.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of August 15, 2003 regarding owners of 5% or more of the Company’s Common Stock:

Name And Address Of Beneficial Owner	Amount Of Beneficial Ownership	Percent Of Class
J. Mervyn Nabors 271 Bayside Drive Clearwater Beach, Florida 33767	1,242,000	31.7%

Miriam Frank 1771 Oak Creek Drive Dunedin, Florida 34698	321,763	8.2%

The following table sets forth information as of August 15, 2003 regarding ownership of the Company’s Common Stock by executive officers and directors of the Company:

Name of Beneficial Owner	Amount of Shares Beneficially Owned		Percent of Class
David A. Baldini	19,515	(1)	*
Gary E. Colbert	0		*
P. Mark Perkins	10,000		*
Carmelo Russo	3,132		*
Charles M. Foster, Jr.	0		*
Robert J. McGill	0		*
J. Mervyn Nabors	1,242,000		31.7%
William C. Parker	31,139	(2)	*
David M. Vosen	0		*

(1)	Of this amount, 2,000 shares are held jointly by Mr. Baldini and his spouse.
(2)	Of this amount, 9,500 shares are held jointly by Mr. Parker and his spouse.

All executive officers and directors as a group (9 individuals) own 1,305,786 shares of the Company’s Common Stock, representing 33% of all Common Stock outstanding.

An asterisk (*) in the table above indicates that the shares of Common Stock beneficially owned by such executive officer or director, if any, represent less than 1% of all Common Stock outstanding.

Item 13. Certain Relationships and Related Transactions.

During the fiscal year ended January 31, 2003, A. Todd Beard served on the Company’s Board of Directors. Mr. Beard resigned from the Board in March 2003. At the time that he served on the Board (including the compensation committee), Mr. Beard was Senior Vice President of First Commercial Bank, an entity from which the Company has borrowed an amount in excess of 5% of its total consolidated assets as of January 31, 2003.

During fiscal 2002 and 2003, the Company made payments of approximately $45,155 and $20,985, respectively, to Dynamic Business Consultants, an entity related to Daniel J. Garwacki, for consulting services. These payments were in addition to consulting fees of $45,765 and $178,250 that were paid directly to Mr. Garwacki for the fiscal years ended January 31, 2002 and 2003, respectively.

See Item 11. “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” for additional information regarding agreements and arrangements between the Company and current and former officers and directors.

Item 14. Controls and Procedures.

The events cited in this report that are the subject of the restatement were the result of material weaknesses in the Company’s system of internal controls and operations. The Company has taken and intends to continue to take measures to cure these weaknesses, which include changes in senior management, strengthening the independence of the Board of Directors and tightening internal policies and procedures.

Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on upon their evaluation and as a result, in part, of the changes noted in the preceding paragraph, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), are effective, with the following qualifications:

1.	Inventory accounting systems require additional review and enhancement to ensure that inventory costing is reasonable and accurate, and apply costing principles that are consistent with U.S. GAAP on an ongoing basis.

2.	The security of systems used for the entry and maintenance of accounting records requires additional documentation and scrutiny to ensure that access to such systems and the data contained therein is restricted to only those employees whose job duties require such access.

3.	A disaster recovery plan requires development.

4.	System maintenance policies and procedures require development.

5.	A plan for uniform upgrades of workstations and software, including virus protection and software fixes, must be written and approved by management.

6.	A plan to address the absence of audit trails must be written.

7.	A policy and procedure to address an overall security framework, including password usage, must be written.

8.	A test environment separate from the production environment requires establishment.

9.	Additional controls and oversight to ensure GAAP compliance accounting is in place for revenue and capitalization transactions must be implemented.

Since the date of their evaluation, there have been no significant changes to the Company’s internal controls or other factors that could significantly affect these controls.

See Item 7. “OVERVIEW” and “RESULTS OF INTERNAL REVIEW AND RESTATEMENT” for a discussion of additional information relevant to the subject of the Company’s disclosure controls and procedures and internal controls.

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report:

1.	The financial statements and financial statement schedules listed in the index to Financial Statements and Schedules following the signature pages hereof.

2.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970

3.2	Certificate of Agreement of Merger between Instrument Technology Corporation and Aerosonic Corporation, filed on January 12, 1970

3.3	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970

3.4	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971

3.5	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978

3.6	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993

3.7	Composite of Amendments to Articles of Incorporation of Aerosonic Corporation (prepared by the Registrant and not filed with the Secretary of State of the State of Delaware)

3.8	Bylaws of the Company

10.1	Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and David A. Baldini

10.2	Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and P. Mark Perkins

10.3	Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and Gary E. Colbert

10.4	Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and Carmelo Russo

10.5	Consulting Agreement, dated May 20, 2003, between Aerosonic Corporation and J. Mervyn Nabors

10.6	Supplemental Pension Plan, dated January 1, 2001, between Aerosonic Corporation and William C. Parker

10.7	Supplemental Pension Plan, dated as of January 1, 2004, between Aerosonic Corporation and William C. Parker

10.8	(Terminated) Variable Whole Life Policy of David A. Baldini, dated October 25, 1998

10.9	(Terminated) Variable Whole Life Policy of P. Mark Perkins, dated November 2, 1998

10.10	(Terminated) Variable Whole Life Policy of Carmelo Russo, dated October 25, 1998

10.11	Description of Terminated Variable Whole Life Policy of Eric J. McCracken

10.12	Description of Terminated Life Insurance Arrangements between Aerosonic Corporation and David A. Baldini, P. Mark Perkins, Carmelo Russo and Eric J. McCracken

10.13	(Terminated) Consulting Agreement, dated December 4, 2002, between Aerosonic Corporation and Daniel Garwacki

10.14	(Terminated) Consulting Agreement, dated November 21, 2002, between Aerosonic Corporation and Eric J. McCracken

10.15	Loan Agreement, dated May 17, 1994, by and among Aerosonic Corporation and SunTrust Banks, Inc., as successor to Barnett Bank of Pinellas County

10.16	Deed of Trust, dated May 17, 1994, by Avionics Specialties, Inc. to David F. Belkowitz and James Theobald, as Trustees, for the benefit of SunTrust Banks, Inc., as successor to Barnett Bank of Pinellas County

10.17	Note, dated May 17, 1994, issued by Aerosonic Corporation and Avionics Specialties, Inc. to SunTrust Banks, Inc. as successor to Barnett Bank of Pinellas County

10.18	Renewal Term Note, dated September 8, 2003, issued by Aerosonic Corporation and Avionics Specialties, Inc. to First Commercial Bank

10.19	Renewal Term Note (Number Two), dated September 8, 2003, issued by Aerosonic Corporation and Avionics Specialties, Inc. to First Commercial Bank

10.20	Line of Credit Note, dated September 8, 2003 and effective September 5, 2003, issued by Aerosonic Corporation and Avionics Specialties, Inc. to First Commercial Bank

10.21	Loan Agreement, dated September 5, 1999, between Aerosonic Corporation and First Commercial Bank

10.22	Security Agreement, dated September 17, 1997, between Aerosonic Corporation and First Commercial Bank

10.23	Security Agreement, dated September 17, 1997, between Avionics Specialties, Inc. and First Commercial Bank

10.24	Cross Default and Cross Collateralization Agreement, dated July 27, 2000, by and among Aerosonic Corporation, Avionics Specialties, Inc. and First Commercial Bank

10.25	Trust Indenture, dated December 17, 1987, between Pinellas County Industry Council and SunTrust Banks, Inc., as successor to Barnett Banks Trust Company, N.A.

10.26	Financing Agreement, dated December 17, 1987, between Pinellas County Industry Council and Aerosonic Corporation

10.27	Mortgage and Security Agreement, dated December 17, 1987, between Pinellas County Industry Council and Aerosonic Corporation

10.28	Promissory Note, dated December 17, 1987, by Aerosonic Corporation to Pinellas County Industry Council

10.29	Industrial Development Revenue Bond, dated December 17, 1987, by Pinellas County Industry Council to SunTrust Banks, Inc. as successor to Barnett Banks of Pinellas County

10.30	Aerosonic Corporation 1993 Incentive Stock Option Plan

21	Subsidiaries of the Registrant

23	Consent of Independent Certified Public Accountants

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

(b)	Reports on Form 8-K

During the fourth quarter of the year ended January 31, 2003, the Company filed Current Reports on Form 8-K as follows:

On December 16, 2002, the Company filed a current report on Form 8-K announcing the promotion of David A. Baldini to the position of President.

On January 23, 2003, the Company filed a current report on Form 8-K announcing the appointment of Gary E. Colbert to the position of Chief Financial Officer.

During the period from the end of our last fiscal year on January 31, 2003 through the date of this Annual Report on Form 10-K, the Company filed or furnished to the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On April 1, 2003, the Company filed a current report on Form 8-K announcing the election of David M. Vosen to the Company’s Board of Directors to fill the vacancy created by the resignation of A. Todd Beard. The Company’s March 28, 2003 press release announcing Mr. Vosen’s election was attached as an exhibit to this current report on Form 8-K.

On April 17, 2003, the Company filed a current report on Form 8-K announcing the election of Charles M. Foster to the Company’s Board of Directors. The Company’s April 14, 2003 press release announcing Mr. Foster’s election was attached as an exhibit to this current report on Form 8-K.

On May 22, 2003, the Company furnished a current report on Form 8-K to the Securities and Exchange Commission reporting and attaching the Company’s May 22, 2003 press release disclosing (a) certain information regarding the Company’s review of misstatements in previously reported financial information, (b) then anticipated revenue for the fiscal quarter ended April 30, 2003, and (c) certain other matters.

On June 4, 2003, the Company filed a current report on Form 8-K disclosing that it had received from the Securities and Exchange Commission notice of a formal order of non-public investigation. The Company’s June 3, 2003 press release disclosing, among other things, the Company’s receipt of notice of the formal order of non-public investigation was attached as an exhibit to this current report on Form 8-K.

On August 29, 2003, the Company filed a current report on Form 8-K announcing the election of Robert J. McGill to the Company’s Board of Directors. The Company’s August 1, 2003 press release announcing Mr. McGill’s election was attached as an exhibit to this current report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By:	/S/ DAVID A. BALDINI	Date:	October 31, 2003
David A. Baldini, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DAVID A. BALDINI David A. Baldini President, Chief Executive Officer and Director	Date:	October 31, 2003

/S/ GARY E. COLBERT Gary E. Colbert Chief Financial Officer, Treasurer and Secretary	Date:	October 31, 2003

/S/ P. MARK PERKINS P. Mark Perkins Executive Vice President and Director	Date:	October 31, 2003

/S/ CHARLES M. FOSTER, JR. Charles M. Foster, Jr., Director	Date:	October 31, 2003

/S/ ROBERT J. MCGILL Robert J. McGill, Director	Date:	October 31, 2003

J. Mervyn Nabors, Director	Date:

/S/ WILLIAM C. PARKER William C. Parker, Director	Date:	October 31, 2003

/S/ DAVID M. VOSEN David M. Vosen, Director	Date:	October 31, 2003

Aerosonic Corporation and Subsidiary

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders

of Aerosonic Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aerosonic Corporation and its subsidiary at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements and schedule in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 2 to these consolidated financial statements, the Company has restated its consolidated financial statements as of January 31, 2002 and for each of the two years in the period then ended.

As discussed in Note 8 to these consolidated financial statements, the Company has significant maturities of debt in April 2004. Management’s plans with respect to these maturities are also described in Note 8.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

October 27, 2003, except for the information in Note 8

as to which the date is October 30, 2003

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

January 31, 2003 and 2002

	2003	2002
		as Restated
ASSETS
Current Assets:
Cash and cash equivalents	$260,000	$1,705,000
Receivables, net of allowance for doubtful accounts of $372,000 and $81,000	3,592,000	3,323,000
Income taxes receivable	207,000	—
Costs and estimated profits in excess of billings	496,000	—
Inventories	5,582,000	4,184,000
Prepaid expenses	420,000	131,000
Deferred income taxes	476,000	236,000

Total current assets	11,033,000	9,579,000

Property, plant and equipment, net	4,218,000	4,175,000
Income tax receivable	1,854,000	1,900,000
Capitalized software cost and other assets, net	164,000	439,000

Total assets	$17,269,000	$16,093,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$1,121,000	$1,027,000
Revolving credit facilities	755,000	500,000
Accounts payable, trade	973,000	798,000
Compensation and benefits	774,000	884,000
Income tax payable	239,000	355,000
Accrued expenses and other liabilities	2,100,000	1,205,000

Total current liabilities	5,962,000	4,769,000

Long-term debt and notes payable due after one year	2,290,000	3,347,000
Deferred income taxes	44,000	37,000

Total liabilities	8,296,000	8,153,000

Commitments and contingencies
Shareholders’ equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,986,262 shares; outstanding 3,921,019 shares in 2003 and 3,919,845 shares in 2002	1,595,000	1,595,000
Additional paid-in capital	4,559,000	4,457,000
Retained earnings	3,515,000	2,509,000
Less treasury stock: 65,243 shares in 2003 and 66,417 shares in 2002, at cost	(696,000)	(621,000)

Total shareholders’ equity	8,973,000	7,940,000

Total liabilities and shareholders’ equity	$17,269,000	$16,093,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
		as restated	as restated
Revenue, net	$25,672,000	$26,686,000	$23,528,000
Cost of sales	16,783,000	17,441,000	15,381,000

Gross margin	8,889,000	9,245,000	8,147,000
Selling, general and administrative expenses	7,776,000	8,082,000	8,130,000

Operating income	1,113,000	1,163,000	17,000

Other income (expense):
Interest expense, net	(207,000)	(425,000)	(474,000)
Miscellaneous (expense) income	78,000	(6,000)	125,000

	(129,000)	(431,000)	(349,000)

Income (loss) before income taxes	984,000	732,000	(332,000)
Income tax benefit (expense)	22,000	(21,000)	(10,000)

Net income (loss)	$1,006,000	$711,000	$(342,000)

Basic and diluted earnings (loss) per share	$0.26	$0.18	$(0.09)

Basic and diluted weighted average shares outstanding	3,920,832	3,919,845	3,917,441

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended January 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at January 31, 2000, as previously reported	$1,595,000	$4,440,000	$7,244,000	$(635,000)	$12,644,000
Restatement adjustments (Note 2)	—	—	(5,104,000)	—	(5,104,000)

Balance at January 31, 2000, as restated	1,595,000	4,440,000	2,140,000	(635,000)	7,540,000
Net loss, as restated	—	—	(342,000)	—	(342,000)
Purchase of 15,500 shares of treasury Stock	—	—	—	(154,000)	(154,000)
Employer 401K match 17,046 shares	—	15,000	—	159,000	174,000
Employee stock bonus 1,000 shares	—	2,000	—	9,000	11,000

Balance at January 31, 2001, as restated	1,595,000	4,457,000	1,798,000	(621,000)	7,229,000
Net income	—	—	711,000	—	711,000

Balance at January 31, 2002, as restated	1,595,000	4,457,000	2,509,000	(621,000)	7,940,000
Net income, as restated	—	—	1,006,000	—	1,006,000
Employer 401K match 7,674 shares	—	102,000	—	75,000	177,000
Purchase of 6,500 shares of treasury Stock	—	—	—	(150,000)	(150,000)

Balance at January 31, 2003	$1,595,000	$4,559,000	$3,515,000	$(696,000)	$8,973,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2003, 2002 and 2001

	2003	2002	2001
		as Restated	as Restated
Cash flows from operating activities:
Net income (loss)	$1,006,000	$711,000	$(342,000)
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense	291,000	4,000	26,000
Stock-based compensation	177,000	—	185,000
Depreciation	638,000	600,000	543,000
Amortization	265,000	280,000	201,000
Gain on sale of property	—	—	(131,000)
Deferred income taxes	(231,000)	(138,000)	(61,000)
Changes in assets and liabilities:
Receivables	(560,000)	557,000	1,439,000
Income taxes receivable and payable	(277,000)	(349,000)	(166,000)
Inventories	(1,398,000)	89,000	333,000
Prepaid expenses	(289,000)	(9,000)	6,000
Capitalized software costs and other assets	10,000	(6,000)	(37,000)
Accounts payable, trade	175,000	(455,000)	(584,000)
Costs and estimated profits in excess of billings	(496,000)	—	—
Accrued expenses and other liabilities	782,000	491,000	297,000

Net cash provided by operating activities	93,000	1,775,000	1,709,000

Cash flows from investing activities:
Capital expenditures	(681,000)	(617,000)	(238,000)

Net cash used in investing activities	(681,000)	(617,000)	(238,000)

Cash flows from financing activities:
Proceeds from long-term debt and notes payable	—	—	1,800,000
Proceeds/(payments) from revolving credit facilities	255,000	500,000	(2,314,000)
Purchase of treasury stock	(150,000)	—	(154,000)
Principal payments on long-term debt and notes payable	(962,000)	(1,030,000)	(690,000)

Net cash used in financing activities	(857,000)	(530,000)	(1,358,000)

Net increase (decrease) in cash and cash equivalents	(1,445,000)	628,000	113,000
Cash and cash equivalents at beginning of year	1,705,000	1,077,000	964,000

Cash and cash equivalents at end of year	$260,000	$1,705,000	$1,077,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$254,000	$434,000	$506,000

Income taxes	$613,000	$496,000	$238,000

Noncash investing and financing activities:
Settlement of notes payable from sale of property	$—	$—	$150,000

Conversion of line of credit to notes payable	$—	$—	$1,800,000

The accompanying notes are an integral part of these consolidated financial statements.

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

The primary business of Aerosonic Corporation and subsidiary (the “Company”) is to manufacture and sell aircraft instrumentation to government and commercial users from its plants located in Florida, Virginia and Kansas. The Company’s customers are located worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of Aerosonic Corporation (which operates as the Clearwater, Florida Instrument division, Precision Component division and Wichita, Kansas Instrument division) and its wholly-owned subsidiary, Avionics Specialties, Inc., and are presented in accordance with the accrual method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as inventory costs, allowance for accounts receivable, deferred tax valuation allowances, and percentage-of-completion accounting. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable Allowance for Doubtful Accounts and Credit Losses.

The Company continuously evaluates its customers and provides reserves for anticipated credit losses as soon as collection becomes compromised. The Company does maintain a limited reserve in anticipation that smaller accounts may become a collection issue, which occurs from time to time based on historical experience. However, most of the Company’s customers are financially sound and the Company’s history of bad debts is relatively low. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Inventories

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value. Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months and actual usage for the previous two years.

During production, the Company uses standards to estimate product costs. These standards are reviewed and updated periodically by management and approximate costing under the FIFO method. Differences between standard and actual costs have not been material.

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Charlottesville, Virginia operations throughout the year while a full physical inventory at the Company’s Clearwater, Florida operations is conducted at the close of business each fiscal year. Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the physical inventory process regarding the percentage of completion of such items in order to accurately reflect expenses incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2003.

In connection with the financial restatements discussed in Note 2, the estimates of the percentage of completion of work in process inventories for the Clearwater, Florida facility previously made for the fiscal years ended January 31, 2001 and 2002 were determined to be unreliable. Consequently, in connection with the restatements, management employed alternative methods for estimating the amount of work in process at each year end. Order dates, product production cycle information and sales records for each period subsequent to the year end were reviewed and the amount of work in process was estimated from such information.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in earnings. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance charges are expensed as incurred. Property under a capital lease is capitalized and amortized over the lease terms.

The useful lives of property, plant and equipment for purposes of computing deprecation are:

Land and improvements	15-20 years
Buildings and improvements	25-30 years
Machinery and equipment	3-10 years
Patterns, dies, and tools	3-5 years
Furniture and fixtures	5-10 years

Valuation Assessment of Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2003 and 2002, management does not believe that any assets are impaired.

Capitalized Software Costs and Other Assets

Capitalized software is recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense at the greater of the expected unit sales versus units sold or the straight line method for a period of three years from the date the product becomes available for general release to customers. Software costs of $5,000 were capitalized during the year ended January 31, 2002. There were no software additions in fiscal 2003. Total capitalized costs were $825,000 at January 31, 2003 and January 31, 2002. Accumulated amortization amounted to $685,000 and $432,000 at January 31, 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Revenue Recognition

The Company generally recognizes revenue from sales of its products when the following have occurred: evidence of a sale arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured.

The Company follows the percentage-of-completion method of accounting for one long-term engineering service contract. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. From time to time, the Company will record costs and estimated profits in excess of billings for certain of these contracts. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

Occasionally the Company enters into research and development contracts with customers. The Company accounts for such contracts on the basis of the lesser of non-refundable cash versus percentage of completion.

As a general matter, the terms specified in customer purchase orders determine whether the Company or the customer bears the obligation for payment of freight charges. While customers pay for freight in most transactions, the Company does occasionally pay freight charges on behalf of customers and bill all or a portion to customers. Freight revenue of $10,000, $9,000 and $6,000 is included in revenues in the consolidated statement of operations for the years ended January 31, 2003, 2002 and 2001, respectively. Freight expense of $115,000, $122,000 and $102,000 is included in cost of sales in the consolidated statement of operations for the years ended January 31, 2003, 2002 and 2001, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense approximated $745,000, $1,083,000 and $780,000, during the years ended January 31, 2003, 2002 and 2001, respectively, and are included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations.

Environmental Expenditures

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s experience with such expenditures and the amount of the accrual that existed at the close of each fiscal year:

	For the year ended January 31,
	2003	2002	2001
		as restated	as restated
Environmental Expense (Income Statement)	$122,000	$23,000	$154,000

Environmental Accrual (Balance Sheet)	$38,000	$10,000

Treasury Stock

The Company accounts for the acquisition of treasury shares at cost. The Company has not reissued acquired shares. It has, however, used treasury shares to make matching contributions to the Company’s 401-K plan. For those transactions, the Company accounts for the contributions at fair value at the date of contribution.

Computation of Earnings Per Share

Basic earnings per share is computed using the weighted average of common stock outstanding. Diluted earnings per share is computed using the treasury stock method. There were no dilutive common stock equivalents outstanding during the years ended January 31, 2003, 2002, and 2001. Therefore, basic and diluted earnings per share are the same amount.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2003 and 2002, substantially all of the Company’s cash balances were deposited with financial institutions who management has determined are of a high credit quality financial institutions. During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aviation industry worldwide.

Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value because of the short-term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2003 and 2002 approximates fair value as most instruments have adjustable rates which change frequently, while one instrument contains a fixed rate that approximates the Company’s incremental borrowing rate.

Segment Reporting

As of January 31, 2003 management does not believe the Company has any reportable segments as defined in SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.”

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The Company does not believe that the adoption of FAS 143 will have a material effect on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, facilities closing, or other exit or disposal activity initiated after December 31, 2002. This statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. The impact of adoption of this pronouncement is not anticipated to have a material effect on the consolidated financial statements.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The Company does not believe the implementation of FIN 45 will have a material impact on its financial statements.

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods ending after December 15, 2003.

The determination of the applicability of FIN 46 is complex and requires management to make significant assumptions related to: 1) the reasonable possibility that an entity may be a VIE in which the company has a significant variable interest; 2) the rights, obligations, and activities of all other equity investors in the potential VIE; 3) the anticipated variability in the potential VIE’s net income or loss, the fair value of its assets not already included in net income or loss, and certain fees paid to related and unrelated third parties; and 4) the magnitude of the company’s variable interest as compared to the variable interests of all other variable interest holders. Each of these assumptions could significantly impact the conclusion of the company to consolidate the legal entity. Management is continuing to assess the extent of any relationships that may be effected and obtain adequate information upon which to base appropriate conclusions. As a result, management is still assessing the impact implementation of FIN 46 may have on the consolidated financial statements.

2. Restatement of Prior Years’ Financial Statements

In March 2003, the Company announced that it had discovered apparent accounting discrepancies in its previously reported financial information. As announced in March 2003 and on subsequent dates, upon discovery of such misstatements, the Company took immediate steps to quantify the extent of any incorrect financial reporting, discover the cause thereof, correct any problems and prevent future misstatements, including commencing a comprehensive internal review and notifying the U.S. Securities and Exchange Commission, the Company’s auditor, the American Stock Exchange, and the public of the existence of the apparent misstatements. The nature of the misstatements is contained in the following sections of this note to the financial statements.

Amounts discussed below represent the income effect of such adjustments, by year, as indicated. The impact on the consolidated balance sheet is shown in the tables that follow.

Inventory

The Company discovered misstatements and errors in its inventory accounting practices for the fiscal years ended January 31, 2002 and 2001 as well as in prior years that resulted in an overstatement of the Company’s inventory and an understatement of the Company’s cost of sales. The major categories of these inventory issues are as follows:

•	During fiscal years 2002 and 2001, certain physical inventory count records were falsified, resulting in the understatement of cost of sales by approximately $667,000 and $1,443,000, respectively.

•	Certain inventory estimated to have no value prior to fiscal year 2002 was reflected in the Company’s books and records during fiscal year 2001 at approximately $415,000. During January 2001, the Company shipped inventory to a customer and recognized revenue and a related receivable for $812,000. Revenue recognition was inappropriate as Company repurchased the inventory from an affiliate of the customer during fiscal 2002 for $812,000 plus a fee of $92,000, which was inappropriately capitalized. As part of the restatement, the Company reversed the revenue and related receivable from the customer recorded in 2001, and has expensed the previously capitalized fee during fiscal 2002.

•	Errors in the unit costs of certain inventory items resulted in the understatement of cost of sales for fiscal years 2002 and 2001 of approximately $21,000 in each year.

•	Failure to record write-downs for obsolete and slow-moving inventory resulted in the understatement of cost of sales of approximately $37,000 and $73,000 in fiscal years 2002 and 2001, respectively. As a general matter the Company did not recognize sufficient amounts of inventory as obsolete or slow-moving despite the absence of transaction history for certain parts and components. In addition, the Company did not write-down inventory consigned to a customer in connection with the degradation in value resulting from the customer’s use in a service pool for temporary replacement of instruments in aircraft. This incorrect accounting practice understated cost of sales by approximately $23,000 in both fiscal years 2002 and 2001.

•

During the course of its internal review, the Company discovered that certain inventory records with respect to past physical inventory counts for the Clearwater, Florida facility could not be located and determined that information previously used to estimate the percentage of completion of work in process inventory may have been altered or otherwise were inappropriate. Therefore, the Company deemed the estimates of the percentage of completion of work in process inventories for the fiscal years ended January 31, 2001 and 2002 to be unreliable and to have resulted in the understatement of cost of sales of approximately $260,000 and $533,000, respectively.

•	Incorrect computation and application of manufacturing overhead costs generally resulted in an overstatement of inventory balances. In particular, certain costs were included in the calculation of the manufacturing overhead costs to be allocated to inventory which should not have been included and the amount of direct labor used in the calculation was incorrectly stated. The consequent adjustments reflect the correction of an understatement of cost of sales of approximately $36,000 for the year ended January 31, 2002 and an overstatement of cost of sales of $783,000 during the year ended January 31, 2001.

•	As discussed below, the Company incorrectly recognized revenue for certain transactions during fiscal years 2001 and 2002. These transactions resulted in an overstatement of cost of sales of approximately $194,000 and $332,000 for the years ended January 31, 2002 and 2001.

•	The following table summarizes the balance sheet impact of the adjustments noted above as of January 31, 2002:

2002
Inventory, previously reported	$10,948,000

Cumulative Adjustments*	(6,764,000)

Inventory, restated	$4,184,000

*Also includes adjustments aggregating approximately $6.0 million recorded in periods prior to the fiscal year 2001.

Revenue Recognition

The Company discovered errors in revenue recognition for the fiscal years ended January 31, 2002 and 2001. In total, approximately $1,882,000 of revenue recognized in fiscal years 2002 and 2001 has been reversed by the restatement adjustments, of which approximately $990,000 was improperly recognized as revenue and approximately $892,000 was recognized as revenue prematurely. The foregoing overstatements of revenue were comprised of the following:

•	Of the approximately $892,000 that was recognized as revenue prematurely, approximately $560,000 and $332,000 recognized in fiscal years 2002 and 2001, respectively, should have been, and after the restatement adjustments are, recognized as revenue in fiscal years 2002 and 2003, respectively. The Company manufactures and ships its products on a build-to-order basis. The Company’s sales terms are either FOB Origin or FOB Destination. Under an FOB Origin contract, delivery is deemed to be made and title passes when the Company ships the product. Under an FOB Destination contract, delivery is not made and title does not pass until the time of actual delivery to the customer. Pursuant to SAB 101, revenue is recognized when delivery and acceptance have occurred and title passes. In some instances, the Company recognized revenue from the sale of products under FOB Origin contracts in a fiscal year even though such products were not shipped until shortly after the close of such fiscal year. In other instances, the Company recognized revenue from the sale of products under FOB Destination contracts at the time of shipment or when written customer acceptance was obtained but no physical delivery had occurred. Additionally, the Company has one customer with whom it has experienced a high percentage of sales returns. After reviewing the sales and returns history for this customer, the Company determined that it should not recognize revenue until actual payment is received from this customer, thus recognizing revenue on a cash basis. Accordingly, all sales to this customer that were originally recorded were reversed and new sales transactions were recorded in the periods when cash payments were received from the customer.

•	The approximately $990,000 that was improperly recognized as revenue consisted of the following:

During fiscal year 2001, the Company recognized $812,000 of revenue from the sale of goods to a single purchaser. During fiscal year 2002, the Company repurchased the same goods from an affiliate of such purchaser. This inventory was determined to have no value prior to fiscal year 2001. The Company has determined that such transactions did not have a bona fide business purpose and, as a result, were not accounted for properly, and resulted in an overstatement of revenue of approximately $812,000 and an overstatement of cost of sales of approximately $415,000.

The Company experienced difficulty in the installation of a new machine and negotiated a settlement with the vendor. This settlement was recognized as revenue during 2002 instead of offsetting lease payments. This resulted in an overstatement of revenue of $178,000 and equipment lease expense of approximately $6,000.

The following table presents the effects of the aforementioned adjustments on total revenue:

Year ended January 31,	2002	2001
Revenue, previously reported	$27,424,000	$24,672,000
Aggregate Adjustments	(738,000)	(1,144,000)

Revenues, restated	$26,686,000	$23,528,000

Other Items

The Company also has discovered errors in other items for the fiscal years ended January 31, 2002 and 2001. The other incorrect items are comprised, in part, of the following:

•	The incorrect classification of an expenditure as property, plant and equipment in fiscal year 2002, resulting in an overstatement of property, plant and equipment of approximately $55,000, an overstatement of depreciation expense of approximately $7,000, and an understatement of manufacturing expense of approximately $48,000.

•	The incorrect recognition of other asset balances related to insurance policies for key executives, resulting in the overstatement of general and administrative expense by approximately $51,000 for fiscal 2002 and the understatement of general and administrative expense of approximately $126,000 for fiscal 2001.

•	The incorrect classification of certain transactions totaling $31,000 as additions to property, plant and equipment instead of recognizing such transactions as expenses in fiscal year 2002.

The incorrect treatment of a supplemental pension plan for a retired executive of the Company resulted in the understatement of benefits expense of approximately $39,000 for fiscal 2002 and an understatement of accrued expenses of approximately $82,000 for fiscal 2001.

Income Taxes

The above adjustments had a significant effect on the Company’s income tax obligations.

The restatement adjustments resulted in a decrease in pre-tax income or an increase in pre-tax loss by $978,000 and $1,085,000 for the fiscal years ended January 31, 2002 and respectively. These changes reduced the Company’s current tax obligation from the amounts previously reported and paid which decreases income tax expense.

In addition, the Company recorded a deferred tax valuation allowance of $618,000 and $883,000 for the fiscal years ended January 31, 2002 and 2001. The deferred tax valuation allowance is required under SFAS 109—Accounting for Income Taxes to establish a reserve against estimated future tax benefit reported as deferred tax assets when it is more likely than not that the tax benefit will not be realized in future periods.

The following table presents the effects of the aforementioned adjustments on income tax obligations:

	2002	2001
Income tax expense, as reported	$(670,000)	$(297,000)
Adjustments	649,000	287,000

Income tax expense, as restated	$(21,000)	$(10,000)

Shareholders’ equity

We have adjusted our financial results as of February 1, 2000 for items similar to the changes made to the restated financial statements for fiscal 2002 and 2001. The cumulative effect was a decrease of shareholders’ equity of $5,104,000.

The following table presents the impact of the foregoing adjustments on our previously reported statement of operations on a condensed basis for the years ended January 31:

	2002		2001
	Previously Reported	As Restated	Previously Reported	As Restated
Statement of operations:
Total Revenues	$27,424,000	$26,686,000	$24,672,000	$23,528,000
Total Cost of Sales	(17,162,000)	(17,441,000)	(15,654,000)	(15,381,000)
Other Operating Expenses	(8,552,000)	(8,513,000)	(8,265,000)	(8,479,000)

Income before Income Taxes	1,710,000	732,000	753,000	(332,000)
Income Tax Expense	(670,000)	(21,000)	(297,000)	(10,000)

Net Income/(Loss)	$1,040,000	$711,000	$456,000	$(342,000)

Earnings/(Loss) per Share	$0.27	$0.18	$0.12	$(0.09)

The following table presents the impact of the adjustments on our previously reported balance sheet as of January 31, 2002:

	Previously Reported	As Restated
Balance Sheet:
Cash and Cash Equivalents	$1,705,000	$1,705,000
Accounts Receivable, net	4,263,000	3,323,000
Inventories	10,948,000	4,184,000
Prepaid Expenses	131,000	131,000
Deferred income taxes	422,000	236,000

Total Current Assets	17,469,000	9,579,000

Property, plant and equipment, net	4,233,000	4,175,000
Income tax receivable	—	1,900,000
Capitalized software cost and other assets, net	517,000	439,000

Total Assets	$22,219,000	$16,093,000

Long-term debt and notes payable due within one year	$1,027,000	$1,027,000
Revolving credit facilities	500,000	500,000
Other current liabilities	3,026,000	3,242,000

Total Current Liabilities	4,553,000	4,769,000

Long-term debt	3,347,000	3,347,000
Deferred Income Taxes	148,000	37,000

Total Liabilities	8,048,000	8,153,000

Shareholders’ Equity	14,171,000	7,940,000

Total Liabilities and Equity	$22,219,000	$16,093,000

3. Receivables

Receivables at January 31, 2003 and 2002 consisted of the following:

	2003	2002 as restated
Trade	$3,962,000	$3,393,000
Officers and employees	2,000	11,000

	3,964,000	3,404,000
Less: allowance for doubtful accounts	(372,000)	(81,000)

	$3,592,000	$3,323,000

The increase in the allowance for doubtful accounts in fiscal year 2003 is due to one customer from whom collection of the remaining account balance became unlikely during fiscal 2003.

During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program. Costs and estimated earnings on this contract as of the year ended January 31, 2003 are as follows:

2003
Costs incurred to date	$2,534,000
Estimated earnings	447,000

2,981,000
Less: billings to date	2,485,000

Costs and estimated profits in excess of billings	$496,000

4. Inventories

Inventories at January 31, 2003 and 2002 consisted of the following:

	2003	2002 as restated
Raw materials	$2,322,000	$2,035,000
Work in process	2,545,000	1,468,000
Finished goods	715,000	681,000

	$5,582,000	$4,184,000

5. Property, Plant and Equipment

Property, Plant and Equipment at January 31, 2003 and 2002 consisted of the following:

	2003	2002 as restated
Land and improvements	$464,000	$468,000
Building and improvements	3,709,000	3,566,000
Machinery and equipment	4,913,000	4,695,000
Patterns, dies and tools	409,000	345,000
Furniture and fixtures	1,342,000	1,190,000

	10,837,000	10,264,000
Less: accumulated depreciation and amortization	6,619,000	6,089,000

	$4,218,000	$4,175,000

Depreciation expense was $638,000, $600,000 and $543,000 for the years ended January 31, 2003, 2002 and 2001, respectively. The Company utilizes the straight-line method when accounting for depreciation. Certain components of property, plant and equipment are pledged as collateral for debt obligations (Note 8).

6. Accrued Expenses

Accrued expenses as of January 31, 2003 and 2002 were approximately $2,100,000 and $1,205,000, respectively. A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	2003	2002 as restated
Product development programs	$1,415,000	$597,000
Other accrued expenses	685,000	608,000

	$2,100,000	$1,205,000

7. Income Taxes

Income tax expense for the years ended January 31, 2003, January 31, 2002 and January 31, 2001 consisted of:

	2003	2002 as restated	2001 as restated
Current
Federal	$138,000	$138,000	$61,000
State	71,000	21,000	10,000

	209,000	159,000	71,000

Deferred:
Federal	(204,000)	(120,000)	(61,000)
State	(27,000)	(18,000)	—

	(231,000)	(138,000)	(61,000)

	$(22,000)	$21,000	$10,000

The following table illustrates the difference between the statutory income tax rate applicable to the Company versus the effective tax (benefit) rate:

	2003	2002 as restated	2001 as restated
Federal tax rate	34.0%	34.0%	34.0%
Increase in taxes resulting from:
State income taxes, net of federal tax benefit	3.3%	3.3%	3.3%
Other-primarily non-deductible expenses	2.2%	1.7%	-6.0%
Deferred tax asset valuation adjustment	-9.0%	-36.1%	-34.2%
Research and experimentation credits	-32.7%	0.0%	0.0%

Effective tax rate	-2.2%	2.9%	-2.9%

As of January 31, 2003, an income tax receivable of $207,000 remains with respect to the research and experimentation credit. The Company filed amended tax returns for the years 1999,

2000 and 2001 to receive tax credits for research and experimentation expenditures in those years, the credit for which the Company applied totaled $307,000 and is included in current federal taxes during 2003. The Company received approximately $100,000 during 2003.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2003 and 2002 are as follows:

	2003	2002 as restated
Current deferred tax assets:
Accounts receivable	$139,000	$30,000
Inventory valuation	750,000	782,000
Vacation and sick pay accrual	120,000	104,000
Other	(3,000)	(62,000)
Valuation Allowance	(530,000)	(618,000)

Total current deferred tax assets	$476,000	$236,000

Deferred tax liabilities
Property, plant and equipment, principally due to differences in depreciation and capitalized interest	(44,000)	(37,000)

Total non-current deferred tax liabilities	(44,000)	(37,000)

Net deferred tax asset	$432,000	$199,000

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has determined that a valuation allowance of $680,000 is required as of January 31, 2002 and 2003, as presently it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

As a result of the restatement discussed in Note 2, taxable income has been reduced in previous periods. The Company is in the process of filing amended returns to reflect this decrease in taxable income. As a result, the Company expects to recover approximately $1,854,000 which is recorded in the consolidated balance sheet as long-term receivable at January 31, 2003.

8. Long-Term Debt, Notes Payable and Revolving Credit Facility

Long-term debt and notes payable at January 31, 2003 and 2002 consisted of the following:

	2003	2002 as restated
Note payable	$871,000	$1,053,000
Industrial development revenue bonds	742,000	817,000
Mortgage note payable	464,000	538,000
Note payable, equipment	493,000	758,000
Note payable, II	724,000	1,169,000
Capitalized Leases	117,000	39,000

	3,411,000	4,374,000
Less: current maturity	1,121,000	1,027,000

Long-term debt and notes payable, less current maturity	$2,290,000	$3,347,000

The amount of long-term debt and notes payable maturing in each of the fiscal years 2004, 2005, 2006, 2007, 2008 and thereafter is as follows:

Maturity Schedule of
Long-Term Debt and Notes Payable

2004	$1,121,000
2005	1,366,000
2006	155,000
2007	153,000
2008	148,000
thereafter	468,000

Total	$3,411,000

Note Payable

The note payable is payable in monthly installments beginning in October 1998 through April 30, 2004 including interest at the 90-day average of the 90-day treasury bill plus 2.75% (4.39% and 4.64% at January 31, 2003 and 2002 respectively). The note payable is collateralized by accounts receivable, inventory and general intangibles (including patents, trademarks, copyrights, trade secrets, inventions and designs). See “Covenants” below for a description of covenants that the Company is subject to in connection with this note payable.

Industrial Development Revenue Bonds

The industrial development revenue bonds are payable in quarterly principal installments of approximately $19,000 until December 2012, plus quarterly interest payments. As of January 31, 2003, the interest rate was 3.77%. During 2003, these interest payments averaged $8,200 per quarter. The bonds are collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral has a carrying value of approximately $1,342,000 at January 31, 2003. The mortgage and underlying bonds may be redeemed by the holder, in whole, at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond is revoked or impaired or the maximum corporate tax rate of the holder increases, certain portions could become immediately payable or the interest rate will be increased. In addition, the outstanding balance of

$742,000 is subject to accelerated maturity upon a material, adverse change in financial condition or operation which in the opinion of the Trustee materially affects the borrower’s ability to repay the obligation as defined in the loan agreement. See “Covenants” below for a description of covenants that the Company is subject to in connection with the Industrial Development Revenue Bond.

Mortgage Note Payable

The mortgage note is payable in monthly installments through May 2009, including interest at 7.5% through May 1999 and prime plus 1 percent thereafter. The note is collateralized by substantially all property, plant and equipment at the Avionics Specialties, Inc. location. The collateralized property has a carrying value of approximately $1,093,000 at January 31, 2003. See “Covenants” below for a description of covenants that the Company is subject to in connection with this mortgage note.

Note Payable, Equipment

During September 1999, the Company converted its equipment revolving credit facility into a note payable. The note payable is payable in monthly installments beginning in September 1999 through September 2004 including interest at 8.05%. The note payable is collateralized by all machinery and equipment at the Clearwater location. In connection with the covenant waiver discussed below, the Company has committed to expand the collateral for this note payable to include accounts receivable, inventory and general intangibles (including patents, trademarks, copyrights, trade secrets, inventions and designs).

Note Payable, II

During July 2000, the Company converted $1,800,000 of its Revolving Credit Facility (below) into a long term note payable. This note bears interest at the trailing 90 day average of the 90 day Treasury bill rate on the last day of each of the Company’s fiscal calendar quarters plus 2.75% (4.39% and 4.64% at January 31, 2003 and 2002, respectively). This note is payable in thirty-seven monthly principal installments of $37,103, plus accrued interest, with the outstanding principal balance due on or before April 30, 2004. This note is collateralized by receivables, inventory and general intangibles (including patents, trademarks, copyrights, trade secrets, inventions and designs). See “Covenants” below for a description of covenants that the Company is subject to in connection with this note payable.

Revolving Credit Facility

During July 2000, the Company obtained a revolving credit facility in the amount of $1,000,000 to replace the prior facility that matured in June 2000. This note originally was due and payable on demand, and if no demand is made, was due and payable May 30, 2001. The Company extended the revolving credit facility under the same terms in 2002. The revolving credit facility matured in May 2003, and the Company obtained an extension of the facility until April 30, 2004. Starting on October 31, 2000 the interest rate on this facility was the trailing 90 day average of the 90 day Treasury bill rate on the last day of each of the Company’s fiscal calendar quarters plus 2.75%. In connection with the extension discussed below, the interest rate on this facility was increased to the Prime Rate. Approximately $245,000 of additional credit was available under this facility at January 31, 2003. The average interest rate under this facility for the year ended January 31, 2003 was 4.99%. The revolving credit facility agreement is collateralized by receivables, inventory and general intangibles (including patents, trademarks, copyrights, trade secrets, inventions and designs), and is subject to the same covenants as the Company’s Note Payable and Note Payable, II.

Covenants

The Company’s long-term debt agreements with First Commercial Bank (FCB), which include the Note Payable, the Note Payable, Equipment, and the Note Payable II above, include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio not to exceed 1.0:1, a current ratio of not less than 2.0:1 and a long-term debt service coverage of 1.25:1.

The Company’s long-term debt agreements with SunTrust, which include the Industrial Development Revenue Bonds and the Mortgage Note Payable above, include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio that does not exceed 1.0:1, a current ratio of not less than 2.5:1, a quick ratio of not less than 0.75:1, working capital of not less than $4.0 million and a minimum net worth of $6.0 million. As a result of the restatement, the Company is out of compliance, as of January 31 of each fiscal year indicated below, with certain of the aforementioned restrictive covenants as outlined in the following table:

	Requirement
	FCB Covenant	SunTrust Covenant	Actual
2001, as restated
Debt Coverage Ratio (should not be less than 1.25)	1.25	N/A	0.26

2002, as restated
No financial covenant violations

2003
Current Ratio (should not be less than 2.00)	2.00	2.50	1.93
Debt Coverage Ratio (should not be less than 1.25)	1.25	N/A	0.79

The Company obtained permanent waivers for its covenant violations under all debt agreements noted above as of October 30, 2003.

The Security Agreements that collateralize the Company’s obligations with respect to the Note Payable and Note Payable, II, and Revolving Credit Facility subject the Company to a number of non-financial covenants that, among things, (a) require the Company, upon demand by the Lender, to hold all checks received by the Company in respect of its accounts and other collateral in trust for the lender and deliver, not less than daily, the same to the lender, (b) require the Company, upon demand by the Lender, to give written notice of the lender’s security interest to certain customers of the Company, open and maintain a lock box with the lender for the receipt and remittance of all payments under the Company’s accounts and similar collateral, and notice the Company’s purchasers to make payments on their accounts with the Company directly to the lender, (c) prohibit the Company from granting a security interest in its accounts, inventory and certain other assets, (d) require the Company to maintain all corporate checking accounts with the lender, (e) require the Company to maintain insurance on its inventory for the benefit of the lender, and (f) require the Company to submit to the lender quarterly and annual financial information, annual accountant’s reports, notices of certain litigation and such other information as the lender may reasonably request.

The Financing Agreement and Mortgage and Security Agreement relating to the Industrial Development Revenue Bond subject the Company to a number of non-financial covenants that, among other things, (a) prohibit the Company from paying dividends in excess of 25% of the amount of the addition to retained earnings for the calendar year, (b) prohibit the Company from consummating a merger or sale of all or substantially all of its assets or the sale of any asset deemed by the purchaser of the Industrial Development Revenue Bond to be necessary for the successful operation of the Company’s business, (c) require the Company to obtain consent for changes in its corporate management, (d) prohibit officer compensation and compensation to shareholders and immediate family members of shareholders from exceeding levels acceptable to the purchaser of the Company’s Industrial Development Revenue Bonds, (e) allow the trustee under the Company’s Industrial Development Revenue Bonds to declare such debt due and payable if the Company, on a consolidated basis, experiences a material, adverse change in financial condition or operation which, in the opinion of such trustee, materially affects the Company’s ability to repay the obligation, (f) prohibit the Company from making any material change in the nature of its business, (g) prohibit the Company from changing its name, (h) prohibit the Company from granting a security interest in or otherwise encumbering its assets, (i) require the Company to obtain consent for material additions to or modifications of its Clearwater, Florida plant, property and equipment, (j) require the Company to maintain insurance on its Clearwater, Florida plant, property and equipment, naming the trustee under the Industrial Development Revenue bonds as the loss payee, (k) require the Company to submit quarterly and annual financial information, annual compliance certificates, notice of certain terminations or proposed terminations of government licenses or permits, and an annual accountants’ certificate, and (l) require the Company to maintain is primary depository relationship with the purchaser of the Industrial Development Revenue Bonds.

The Loan Agreement and Deed of Trust with respect to the Mortgage Note Payable subject the Company to a number of non-financial covenants that, among other things, (a) require the Company to submit quarterly and annual financial information, (b) prohibit the Company from granting a security interest in or otherwise encumbering its assets, and (c) prohibit the Company from prepaying the Industrial Development Revenue Bond.

In connection with the covenant waiver discussed above, the Company has received a written commitment from the purchaser of the Industrial Development Revenue Bonds to amend the covenants related thereto to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) amend the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth covenant (to be defined as total liabilities divided by the sum of net worth less intangible assets), and (d) add a restriction prohibiting additional debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete the covenant requiring the Company to maintain its primary depository relationship with the purchaser of the Industrial Development Revenue Bond.

The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results and completing a restructuring of the Company’s existing credit facilities. Shortly after the issuance of this report, the Company intends to negotiate new credit facilities with its lenders in order to provide more operating flexibility for the Company than what has been in existence. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations in fiscal year 2005, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

9. Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $10,575,000, $6,798,000 and $7,973,000 for the years ended January 31, 2003, 2002 and 2001, respectively. Of these amounts, $2,711,000, $2,357,000 and $4,170,000 were sales directly to U.S. Government agencies for the fiscal years ended January 31, 2003, 2002 and 2001, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to Lockheed and Boeing each represented 10% or more of net sales and amounted to $3,840,000 and $3,030,000, respectively, for the year ended January 31, 2003. For the year ended January 31, 2002, sales to Boeing represented 10% of net sales, or $2,670,000. Sales to Raytheon represented more than 10% of sales, or $2,866,000, for the year ended January 31, 2001. Included in these amounts are sales of products that are sold by each company to the U.S. Government. Foreign sales for the years ended January 31, 2003, 2002 and 2001 represented 10% or more of net sales and amounted to approximately $4,358,000, $5,648,000 and $6,725,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10% of net sales for years ended January 31, 2003, 2002 or 2001.

Receivables at January 31, 2003 included approximately $551,000, $1,736,000 and $656,000 due from the U.S. Government, two domestic commercial customers and foreign customers, respectively. Receivables at January 31, 2002 included approximately $569,000, $435,000 and $985,000 due from the U.S. Government, one domestic commercial customer and foreign customers, respectively. No other customers represented greater than 10 percent of receivables at January 31, 2003 or 2002.

10. Benefit Plans

Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 15% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant’s yearly compensation. Such matching contributions will be made in cash or Common Stock of the Company. Additional contributions may be made at the Company’s discretion. For the year ended January 31, 2003, the Company contributed 7,674 shares (approximately $177,000) of treasury stock. For the year ended January 31, 2002, the Company contributed cash of approximately $177,000. For the year ended January 31, 2001, the Company contributed 17,046 shares of treasury stock (approximately $174,000).

William Parker was employed by the Company for 34 years, most recently as its President, until his retirement in 1997. During fiscal 2003, 2002 and 2001 (as described in Note 2), the Company was, and it continues to be, a party to a Supplemental Pension Plan agreement with William C. Parker pursuant to which Mr. Parker receives monthly pension payments from the Company of $4,166.67. Amounts expensed under this plan were $133,000, $11,000 and $6,000 in 2001, 2002 and 2003, respectively. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which is to be effective as of January 1, 2004, which extends the existing Supplemental Pension Plan, and pursuant to which Mr. Parker will continue to receive monthly payments of $4,166.67 through December 2006. The extension will be recorded as a charge to income and an additional liability when it becomes effective in fiscal 2004. The new agreement is subject to renewal upon agreement by both parties.

In March 1993, the Board of Directors adopted, subject to shareholder approval, an Incentive Stock Option Plan, which provided for the granting of 300,000 shares of the Company’s authorized but unissued Common Stock to key employees. Under the plan, options granted were permitted to be either incentive stock options (as defined by the Internal Revenue Code) or non-qualified stock options. Options were permitted to be granted at prices not less than fair market value at the date of option grant. The option price for incentive stock options granted to an optionee who possessed more than 10% of the total combined voting power or value of the Company was not permitted to be less than 110% of the fair market value at the date of option grant. The stock options were exercisable over a period determined by the Board of Directors, but not longer than five years after the date they were granted. For the fiscal years ended January 31, 2001, 2002 and 2003, there were no options granted, outstanding or cancelled.

The Incentive Stock Option Plan expired as of March, 2003, and no further options can be issued and there are no remaining options available for exercise and no options were outstanding. SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company has adopted the disclosure only provisions of SFAS No. 123 but applies Accounting Principles Board (APB) Option No. 25 and related interpretations in accounting for its plan. SFAS No. 123 and APB No. 25 have no material financial accounting or reporting impact on the Company for the years ended January 31, 2003, 2002 and 2001.

11. Related Party Transactions

J. Mervyn Nabors, a Director of the Company, is the beneficial owner of approximately 31.7% of the Company’s issued and outstanding Common Stock, and was employed by the Company in numerous positions from 1962 until 1984 and as President and Chief Executive Officer from 1996 until November 2002. During fiscal 2003, Mr. Nabors was employed by the Company pursuant to an employment arrangement which provided for a minimum base salary of at least $250,000, plus an automobile allowance, health insurance and other benefits, although Mr. Nabors’ base salary for fiscal 2003 was $300,000. On May 20, 2003, the Company terminated such employment and entered into a Consulting Agreement with Mr. Nabors. Pursuant to the terms of the Consulting Agreement, Mr. Nabors has agreed to serve the Company as a consultant with respect to matters specifically assigned by the Company’s President, and the Company has agreed to pay Mr. Nabors a consulting fee of $120,000 per year for one year. The Consulting

Agreement also provides Mr. Nabors with an automobile allowance of $18,000 per year, health insurance and retirement benefits similar to those provided to employees of the Company. The term of the Consulting Agreement is for one year, unless earlier terminated pursuant to its terms, including a determination by the Company’s Board of Directors to terminate the Consulting Agreement, with or without cause. In the event of a termination by the Board of Directors without cause, Mr. Nabors would be entitled to the unpaid balance of the consulting fee and the other benefits under the Consulting Agreement. The Company forecasts very limited use of Mr. Nabors’ services for the term of this agreement, and, accordingly, has elected to accrue the full amount of the contract in May 2003.

During fiscal 2003, Mr. Nabors’ wife was employed by the Company in a marketing capacity and received compensation of approximately $12,696 for her services.

At the time that he served on the Board of Directors, A. Todd Beard was Senior Vice President of First Commercial Bank, an entity from which the Company has borrowed an amount in excess of 5% of its total consolidated assets as of January 31, 2003.

Until October 2002, Eric J. McCracken was the Company’s Executive Vice President and Chief Financial Officer. In October 2002, Mr. McCracken resigned from the Board and his positions as Executive Vice President and Chief Financial Officer. Subsequent to his resignation, the Company and Mr. McCracken entered into a Consulting Agreement, pursuant to which Mr. McCracken was paid a $10,000 retainer and was to be paid on an hourly basis for consulting services specifically assigned by the Company. No such services were assigned, and the Company has since terminated this Consulting Agreement.

Until his resignation from the Board of Directors in October 2002, Daniel J. Garwacki was a party to an oral consulting arrangement with the Company. Pursuant to that oral consulting arrangement, Mr. Garwacki performed consulting services specifically assigned by Mr. Nabors, who was the President at that time, and was compensated on a periodic basis at rates agreed upon on a matter by matter basis between Mr. Garwacki and the Company. Mr. Garwacki received compensation of $178,250 for his consulting services during fiscal year 2003.

Subsequent to his resignation, the Company and Mr. Garwacki entered into a written Consulting Agreement, pursuant to which Mr. Garwacki was to be paid on an hourly basis for consulting services specifically assigned by the Company. No such services were assigned, and the Company has since terminated this Consulting Agreement. During fiscal 2002 and 2003, the Company made payments of approximately $45,155 and $20,985, respectively, to Dynamic Business Consultants, an entity related to Mr. Garwacki, for consulting services.

12. Commitments and Contingencies

In accordance with a consent agreement with the Department of Environmental Protection signed by the Company in 1993, the Company’s environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company’s property. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000, the Company had utilized all amounts originally recorded in other accrued expenses, and phase-one remediation had been completed.

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental clean up of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2003, all existing reserve balances had been utilized. An assessment by Company management in conjunction with its environmental consultants has determined that the Company’s future exposure with respect to this post-remediation monitoring expense is approximately $38,000, for which a reserve has been established.

At January 31, 2003, the Company was committed to future purchases of approximately $10,819,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

The Company entered into various operating leases in fiscal year 2002 and fiscal year 2003 to lease certain equipment. Total rental expense was approximately $48,000 and $329,000 for the years ended January 31, 2002 and 2003. The future minimum rental payments under leases that have initial or remaining noncancelable lease terms in excess of one year at January 31, 2003 are as follows:

Minimum Lease Payments

Operating Leases
2004	$398,000
2005	398,000
2006	398,000
2007	350,000
2008	70,000

Total Minimum Lease Payments	$1,614,000

The settlement with former Aerosonic President and Chief Executive Officer David Goldman resulted in a collection of approximately $150,000 during the third quarter of the fiscal year ended January 31, 2003. The final resolution of Mr. Goldman’s Chapter 7 liquidation, along with that of his company, Mil-Spec Finishers, Inc., may result in a minimal settlement in favor of the Company.

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in this annual report, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues. The Company is cooperating fully with the SEC.

On July 30, 2003, the Company received a deficiency letter from the American Stock Exchange (the “Amex”) informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of this Form 10-K and the Company’s Form 10-Q for the first quarter of fiscal year 2004. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. Subsequently, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file this Annual Report on Form 10-K no later than October 31, 2003 and to file its Forms 10-Q for the first and second quarters of fiscal year 2004 no later than November 15, 2003. The Amex has accepted the Company’s compliance plan, as amended, and the Company’s listing currently is being continued with the understanding that the Company will implement its compliance plan within the timeframe set forth therein.

On September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. The Company anticipates that the Amex will allow trading in its Common Stock to resume after the markets have had sufficient time to absorb the information set forth in this Annual Report and after the Company files its Form 10K and quarterly reports on Form 10-Q for the quarters ended April 30 and July 31, 2003.

With the filing of this Form 10-K, the Company has implemented a major component of its compliance plan. Additionally, the Company expects that it will file the required April 30, 2003 and July 31, 2003 Forms 10-Q no later than November 15, 2003, and that its Common Stock will continue to be listed on the Amex. However, there is no assurance that the Company will satisfy the continued listing standards in the required time, or that the Company’s Common Stock will continue to be listed on the Amex.

A claim has been asserted by Miriam Frank, on behalf of the estate of former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with litigation that the United States government brought against the Company and Mr. Frank and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank. As of the date of this annual report, Ms. Frank has not communicated the amount of her claim to the Company and has not provided the Company with information sufficient to determine the amount of the alleged loss. However, a November 1996 letter to the Company from counsel to the Estate of Herbert J. Frank communicated a claim of approximately $350,000 plus interest in connection with a claim for indemnification. Based upon the available information, the Company believes that any obligation to pay the claim is remote.

The Company’s Board of Directors has approved Employment Agreements between the Company and four of its executive officers: David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo. The Employment Agreements became effective on May 14, 2003, each for a three-year period of time, which is automatically renewed at the end of such period for another term of three years unless either party gives 180 days notice of termination. A summary of the agreements is as follows:

		Annual Base Salary
David A. Baldini	President & CEO	$183,000
Gary E. Colbert	Chief Financial Officer	147,175
P. Mark Perkins	EVP Sales & Marketing	148,175
Carmelo Russo	EVP Operations	167,175

From time to time the Company may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

13. Quarterly Data (unaudited):

Set forth below are the Company’s restated quarterly data for the year ended January 31, 2002 and for each of the three month periods in the nine months ended October 31, 2002, including a comparison to the amounts as previously reported. The reasons for the restatements are set forth in Note 2.

	Quarter Ended
	April 30, 2002		July 31, 2002
	Previously Reported	as Restated	Previously Reported	as Restated
2003
Revenue	$6,187,000	$6,015,000	$5,948,000	$5,973,000
Gross Margin	2,112,000	1,945,000	2,039,000	1,939,000
Income from Operations	340,000	121,000	328,000	191,000
Net income	167,000	(72,000)	126,000	(37,000)
Earnings per share (EPS) - Basic	0.04	(0.02)	0.03	(0.01)
Earnings per share (EPS) - diluted	0.04	(0.02)	0.03	(0.01)

	Quarter Ended
	October 31, 2002		January 31, 2003
	Previously Reported	as Restated	Reported
2003
Revenue	$7,005,000	$7,001,000	$6,683,000
Gross Margin	2,412,000	2,432,000	2,573,000
Income from Operations	391,000	392,000	409,000
Net income	608,000	438,000	677,000
Earnings per share (EPS) - Basic	0.16	0.11	0.18
Earnings per share (EPS) - diluted	0.16	0.11	0.18

	Quarter Ended
	April 30, 2001		July 31, 2001
	Previously Reported	as Restated	Previously Reported	as Restated
2002
Revenue	$6,522,000	$6,137,000	$7,431,000	$6,871,000
Gross Margin	2,318,000	2,233,000	2,863,000	2,533,000
Income from Operations	442,000	375,000	703,000	387,000
Net income	180,000	93,000	376,000	38,000
Earnings per share (EPS) - Basic	0.05	0.02	0.10	0.01
Earnings per share (EPS) - diluted	0.05	0.02	0.10	0.01

	Quarter Ended
	October 31, 2001		January 31, 2002
	Previously Reported	as Restated	Previously Reported	as Restated
2002
Revenue	$6,994,000	$7,178,000	$6,477,000	$6,500,000
Gross Margin	2,338,000	2,414,000	2,743,000	2,065,000
Income from Operations	443,000	526,000	541,000	(125,000)
Net income	204,000	255,000	280,000	325,000
Earnings per share (EPS) - Basic	0.05	0.07	0.07	0.08
Earnings per share (EPS) - diluted	0.05	0.07	0.07	0.08

Supplemental Schedule of Valuation Accounts

Allowance for Doubtful Accounts

For the year ended January 31,	2003	2002	2001
Beginning Reserve Balance	$81,000	$77,000	$51,000
Amounts Charged to Operations	291,000	4,000	26,000

Ending Reserve Balance	$372,000	$81,000	$77,000

Warranty

For the year ended January 31,	2003	2002	2001
Beginning Reserve Balance	$20,000	$20,000	$—
Amounts Charged to Operations	30,000	—	20,000

Ending Reserve Balance	$50,000	$20,000	$20,000

Sales Returns

For the year ended January 31,	2003	2002	2001
Beginning Reserve Balance	$—	$—	$—
Amounts Charged to Operations	75,000	—	—

Ending Reserve Balance	$75,000	$—	$—

Deferred Tax Asset Valuation Allowance

For the year ended January 31,	2003	2002	2001
Beginning Reserve Balance	$618,000	$883,000	$769,000
Amounts Charged to Operations	(88,000)	(265,000)	114,000

Ending Reserve Balance	$530,000	$618,000	$883,000