Form 10-Q
period 2003-04-30
AEROSONIC CORP /DE/
filed 2003-11-20
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-11750

AEROSONIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1668471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 North Hercules Avenue, Clearwater, Florida	33765
(Address of principal executive offices)	(Zip Code)

(727) 461-3000

(Registrant’s telephone number, including area code)

Not Applicable

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

As of October 31, 2003, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

THIS DOCUMENT INCLUDES CERTAIN “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS AS WELL AS STATEMENTS IDENTIFIED BY WORDS SUCH AS “EXPECTS”, “ANTICIPATES”, “INTENDS”, “PLANS”, “BELIEVES”, “SEEKS”, “ESTIMATES” OR WORDS OF SIMILAR MEANING. THESE STATEMENTS ARE BASED ON OUR CURRENT BELIEFS OR EXPECTATIONS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT UNCERTAINTIES AND CHANGES IN CIRCUMSTANCES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS DUE TO CHANGES IN GLOBAL POLITICAL, ECONOMIC, BUSINESS, COMPETITIVE, MARKET AND REGULATORY FACTORS.

Significant Events. On March 17, 2003, Aerosonic Corporation (the “Company”) issued a press release stating that it had initiated an investigation into financial and accounting irregularities involving revenue and inventory reported during prior periods. On May 19, 2003, J. Mervyn Nabors resigned as the Company’s Chairman and ceased all day-to-day involvement in management activity. Prior to this event, David A. Baldini was appointed President of the Company (on November 14, 2002) to replace Mr. Nabors in that capacity, and Gary E. Colbert was appointed Chief Financial Officer (on January 14, 2003), to replace Eric J. McCracken in that capacity, who had resigned in October 2002. On October 31, 2003, the Company filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2003. As discussed in the Company’s Form 10-K, as a result of the Company’s investigation into financial and accounting irregularities, the Company restated its financial statements for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, and restated its previously reported unaudited financial information for the first three quarters of the fiscal year ended January 31, 2003. The Company’s Form 10-K contains important information regarding such restatements, the contributing causes (including misstatements, falsification of inventory records, improper adjustments for obsolete and slow moving inventory, improper revenue recognition, improper fixed asset capitalization and errors in the application of staff Accounting Bulletin No. 101 and generally accepted accounting principles) and the impact thereof on the Company and its operations and affairs.

Item 1 of Part II of this report includes, among other things, a discussion of an investigation by the U.S. Securities and Exchange Commission regarding the above referenced accounting issues and a discussion of a securities class action lawsuit filed against the Company, PricewaterhouseCoopers LLP, the Company’s independent accountants, and certain individuals, including a current director of the Company.

Item 1. Financial Statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended April 30,
	2003	2002 as restated
Net sales	$8,744,000	$6,015,000
Cost of sales	5,831,000	4,070,000

Gross profit	2,913,000	1,945,000
Selling, general and administrative expenses	2,343,000	1,824,000

Operating income	570,000	121,000

Other income (expense):
Interest expense	(53,000)	(63,000)
Miscellaneous income (expense)	3,000	(5,000)

	(50,000)	(68,000)

Income before income taxes	520,000	53,000
Income tax expense	(17,000)	(2,000)

Net income (loss)	$503,000	$51,000

Basic and diluted earnings per share	$0.13	$0.01

Basic and diluted weighted average shares outstanding	3,921,019	3,919,845

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	April 30, 2003	January 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$1,500,000	$260,000
Receivables, net of allowance for doubtful accounts of $372,000 and $372,000	3,196,000	3,592,000
Income tax receivable	—	207,000
Costs and estimated profits in excess of billings	1,349,000	496,000
Inventories	5,684,000	5,582,000
Prepaid expenses	449,000	420,000
Deferred income taxes	657,000	476,000

Total current assets	12,835,000	11,033,000

Property, plant and equipment, net	4,138,000	4,218,000
Income tax receivable	1,828,000	1,854,000
Capitalized software cost and other assets, net	183,000	164,000

Total assets	$18,984,000	$17,269,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$1,956,000	$1,121,000
Revolving credit facilities	925,000	755,000
Accounts payable, trade	1,107,000	973,000
Compensation and benefits	818,000	774,000
Income taxes payable	423,000	239,000
Accrued expenses and other liabilities	3,010,000	2,100,000

Total current liabilities	8,239,000	5,962,000
Long-term debt and notes payable due after one year	1,225,000	2,290,000
Deferred income taxes	44,000	44,000

Total liabilities	9,508,000	8,296,000

Commitments and contingencies

Shareholders’ equity
Common stock $.40 par value: authorized 8,000,000 shares issued and outstanding 3,986,262	1,595,000	1,595,000
Additional paid-in capital	4,559,000	4,559,000
Retained earnings	4,018,000	3,515,000
Less treasury stock: 65,243 shares at April 30, 2003 and January 31, 2003 at cost	(696,000)	(696,000)

Total shareholders’ equity	9,476,000	8,973,000

Total liabilities and shareholders’ equity	$18,984,000	$17,269,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

	Three Months Ended April 30,
	2003	2002 as restated
Cash flows from operating activities:
Net income (loss)	$503,000	$51,000
Adjustments to reconcile net income to net cash from operating activities:
Allowance for doubtful accounts	—	12,000
Depreciation	221,000	129,000
Amortization	61,000	69,000
Deferred income taxes	(181,000)	(19,000)
Changes in assets and liabilities:
Receivables	396,000	122,000
Income taxes receivable and payable	417,000	(330,000)
Costs and estimated profits in excess of billings	(853,000)	—
Inventories	(102,000)	(217,000)
Prepaid Expenses	(29,000)	1,000
Capitalized software costs and other assets	(80,000)	(1,000)
Accounts payable, trade	134,000	(54,000)
Compensation and related accruals	44,000	66,000
Accrued expenses and other liabilities	910,000	(334,000)

Net cash provided by (used in) operating activities	1,441,000	(505,000)

Cash flows from investing activities:
Capital expenditures	(141,000)	(211,000)

Net cash used in investing activities	(141,000)	(211,000)

Cash flows from financing activities:
Proceeds from revolving credit facilities	170,000	—
Principal payments on long-term debt and notes payable	(230,000)	(255,000)

Net cash used in financing activities	(60,000)	(255,000)

Net increase (decrease) in cash and cash equivalents	1,240,000	(971,000)
Cash and cash equivalents at beginning of period	260,000	1,705,000

Cash and cash equivalents at end of period	$1,500,000	$734,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The January 31, 2003 consolidated balance sheet has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed by Aerosonic Corporation (the “Company”) with the Securities and Exchange Commission on October 31, 2003. Operating results for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004.

Note 2 - Business

The Company is principally engaged in one business segment: The manufacture of aircraft instruments. The Company consists of four operating divisions in three locations. The divisions are: the Clearwater, Florida Instrument Division (“Clearwater Instruments”), the Aerosonic Wichita, Kansas Division (“Kansas Instruments”), Avionics Specialities, Inc. Division (“Avionics”), and the Precision Component Division (“Precision Components”).

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. Precision Components performs high volume precision machining of mechanical components, and was not significant to operations in the fiscal quarter ended April 30, 2003.

During the fiscal quarter ended April 30, 2003, sales to Lockheed and Boeing each exceeded 10% of total revenues. During the fiscal quarter ended April 30, 2002, sales to Lockheed exceeded 10% of total revenues.

The Company has a January 31 fiscal year end. Accordingly, all references in this Quarterly Report on Form 10-Q to the “first quarter” mean the first quarter ended on April 30 of the referenced fiscal year. For example, references to the “first quarter of fiscal year 2004” mean the first quarter ended April 30, 2003.

Note 3 – Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The adoption of FAS 143 has not had a material effect on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, facilities closing, or other exit or disposal activity initiated after December 31, 2002. This statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities, if any, that are initiated after December 31, 2002. The impact of adoption of this pronouncement is not anticipated to have a material effect on the consolidated financial statements.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 has not had a material effect on the consolidated financial statements.

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FSP FIN 46-6 deferred the effective date of the on-going disclosure and consolidation requirements of FIN 46 for VIEs created before February 1, 2003 if the reporting entity had not issued financial statements reporting the VIE as a consolidated entity as of the issuance date of the FSP. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after December 15, 2003. As of September 30, 2003, additional technical issues continue to be deliberated by the FASB. Furthermore, as of October 31, 2003, the FASB issued, for public comment, an exposure draft of a proposed interpretation to modify FIN 46.

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

Note 4 – Restatement

As discussed in the Company’s Form 10-K, as a result of the Company’s investigation into financial and accounting irregularities, the Company restated its financial results for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, and restated its previously reported unaudited financial information for the first three quarters of the fiscal year ended January 31, 2003. The Company’s Form 10-K contains important information regarding such restatements, the contributing causes (including misstatements, falsification of inventory records, improper adjustments for obsolete and slow moving inventory, improper revenue recognition, improper fixed asset capitalization and error in the application of Staff Accounting Bulletin No. 101 and generally accepted accounting principles) and the impact thereof on the Company and its operations and affairs. The Company reported the above referenced misstatements and falsification of inventory records to its auditors as well as the Securities and Exchange Commission, which currently is investigating potential violations of law in connection with the accounting misstatements and underlying causes discussed herein. The Company is cooperating fully with the Securities and Exchange Commission.

Accordingly, the Company has restated its financial statements for the fiscal quarters ended April 30, 2002. The accounting misstatements and resulting restatements are summarized below. Additionally, as a result of the Company’s internal review, the Audit Committee recommended to the Company’s Board of Directors that J. Mervyn Nabors be removed from his position as Chairman of the Board and that Mr. Nabors refrain from any day-to-day role in the management of the Company’s affairs. Subsequently, Mr. Nabors was permitted to resign as Chairman of the Board of Directors and from any day-to-day role in management of the Company’s affairs prior to the Board taking action on the Audit Committee’s recommendations.

As a result of the restatements set forth herein and in the attached financial statements and the underlying contributing factors discussed herein, the financial information previously reported by the Company and included in its report on Form 10-Q previously filed by the Company for the fiscal quarter ended April 30, 2002 should not be relied upon and are superseded by the information in this Form 10-Q.

The impact of the restatement on the fiscal quarter ended April 30, 2002 is as follows:

Inventory and Cost of Sales

The Company discovered misstatements and errors in its inventory accounting for the fiscal quarter ended April 30, 2002 that resulted in an understatement of the Company’s inventory and an overstatement of the Company’s cost of sales. The overstatement of cost of sales totaled approximately $5,000 during the three months ended April 30, 2002. The understatements of inventory and overstatements of the cost of sales resulted, in part, from the following:

•	A general ledger entry that resulted in an overstatement of inventory and understatement of cost of sales of approximately $178,000 was reversed during the quarter ended April 30, 2002 because the original general ledger entry had no supporting documentation.

•	As discussed below, the Company incorrectly recognized revenue for certain transactions during the quarter ended April 30, 2002. The transactions resulted in an overstatement of cost of sales of approximately $185,000.

•	The Company did not properly account for a settlement with a provider of leased equipment, manufacturing overhead costs, obsolete and slow-moving inventory or the degradation in value of inventory consigned to a customer resulting from the customer’s use in a service pool for temporary replacement of instruments in aircraft. These incorrect accounting practices understated cost of sales by approximately $1,000 in the fiscal quarter ended April 30, 2002.

The following table summarizes the balance sheet impact of the adjustments noted above:

April 30, 2002
Inventory, previously reported	$11,173,000
Cumulative adjustments *	(6,772,000)

Inventory, restated	$4,401,000

*	Also includes adjustments aggregating approximately $6,764,000 recorded in periods prior to the fiscal year 2003

Revenue Recognition

The Company discovered errors in revenue recognition for the fiscal quarter ended April 30, 2002. Approximately $1,178,000 of revenue recognized in the first quarter of fiscal year 2002 has been reversed by the restatement adjustments, while $1,006,000 of revenue recognized improperly in the fiscal quarter ended January 31, 2002 has been recognized in the fiscal quarter ended April 30, 2002. The foregoing adjustments to revenue were comprised of the following:

•	Errors in the recognition of revenue resulted in an overstatement of revenue of approximately $172,000 and an overstatement of cost of sales of approximately $185,000 during the quarter ended April 30, 2002. These errors were identified upon reviewing sales recorded at the end of the fiscal quarter and assessing the application of SEC Staff

Accounting Bulletin 101 when determining whether or not delivery and acceptance have occurred and that title has passed. In addition, the Company has one customer with whom it has experienced a high percentage of sales returns, and the Company determined that it should not recognize revenue until actual payment was received from this customer. Accordingly, all sales to this customer that were originally recorded were reversed and new sales transactions were recorded for the quarter based upon cash payments received.

The following table presents the effect of the aforementioned adjustments on total revenue:

Three months ended April 30, 2002
Revenues, previously reported	$6,187,000
Adjustments	(172,000)

Revenues, restated	$6,015,000

Other Items

The Company also discovered errors in other items for the fiscal quarter ended April 30, 2002. The other incorrect items are comprised, in part, of the following:

•	The incorrect recognition of an executive bonus resulted in the understatement of general and administrative expense of approximately $38,000 during the quarter ended April 30, 2002.

•	The incorrect recognition of other asset balances related to insurance policies for key executives resulted in the understatement of general and administrative expense of approximately $28,000 during the quarter ended April 30, 2002.

•	The Company incorrectly recorded expenses during the quarter ended April 30, 2002 that should have been recorded in a prior period that were associated with a pension plan for a former President of the Company that resulted in the overstatement of general and administrative expense of approximately $11,000.

•	The Company incorrectly classified an expenditure as a software asset that resulted in the overstatement of general and administrative expense of approximately $3,000 during the quarter ended April 30, 2002.

•	The Company incorrectly did not recognize an expense for an uncollectible loan that resulted in the understatement of general and administrative expense of approximately $3,000 during the quarter ended April 30, 2002.

Income Taxes

The above adjustments had a significant effect on the Company’s income tax obligations. The restatement adjustments resulted in a decrease in pre-tax income by $220,000 for the fiscal quarter ended April 30, 2002. This change reduced the Company’s current tax obligation from the amounts previously reported and paid which decreases income tax expense. In addition, the Company reduced a deferred tax valuation allowance by $19,000 for the fiscal quarter ended April 30, 2002. The deferred tax valuation allowance is required under SFAS 109 – Accounting for Income Taxes to establish a reserve against estimated future tax benefits reported as deferred tax assets, when it is more likely than not that the tax benefit will not be realized in future periods. The allowance then is adjusted in future periods for the then current circumstances.

•	As a result of the adjustments noted above, the Company recorded an adjustment to its income tax provision, decreasing its income tax expense by approximately $104,000 for the fiscal quarter ended April 30, 2002.

The following table presents the effects of the aforementioned adjustments on income tax expense:

Three months ended April 30, 2002
Income tax expense, as reported	$(106,000)
Adjustments	104,000

Income tax expense, as restated	$(2,000)

The following table presents the impact of the foregoing adjustments on our previously reported statement of operations on a condensed basis for the quarter ended April 30, 2002:

	Three months ended April 30, 2002
	Previously Reported	As Restated
Total revenue	$6,187,000	$6,015,000
Total cost of sales	(4,075,000)	(4,070,000)
Other operating expenses	(1,839,000)	(1,892,000)

Income before income taxes	273,000	53,000
Income tax expense	(106,000)	(2,000)

Net income (loss)	$167,000	$51,000

Earnings (loss) per share	$0.04	$0.01

The following table presents the impact of the restatement adjustments on our previously reported balance sheets on a condensed basis as of April 30, 2002:

	As of April 30, 2002
	Previously Reported	As Restated
Cash and cash equivalents	$734,000	$734,000
Accounts receivable, net	4,347,000	3,190,000
Inventories	11,173,000	4,401,000
Prepaid expenses	167,000	131,000
Deferred income taxes	422,000	255,000

Total current assets	16,843,000	8,711,000

Property, plant and equipment, net	4,308,000	4,258,000
Income tax receivable	—	1,877,000
Capitalized software cost and other assets, net	435,000	367,000

Total assets	$21,586,000	$15,213,000

Long-term debt and notes payable due within one year	$1,027,000	$1,027,000
Revolving credit facilities	500,000	500,000
Other current liabilities	2,481,000	2,567,000

Total current liabilities	4,008,000	4,094,000

Long-term debt and notes payable due after one year	3,092,000	3,092,000
Deferred income taxes	148,000	36,000

Total liabilities	7,248,000	7,222,000

Shareholders’ equity	14,338,000	7,991,000

Total liabilities and equity	$21,586,000	$15,213,000

Note 5 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a method that approximates the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete. Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. At fiscal year end, these estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2003. For interim reporting periods, the Company utilizes monthly work in process inventory reports to estimate the value of such inventories.

Inventories at April 30, 2003 and January 31, 2003 consisted of the following:

	April 30, 2003	January 31, 2003
Raw materials	$2,707,000	$2,322,000
Work in process	2,250,000	2,545,000
Finished goods	727,000	715,000

	$5,684,000	$5,582,000

Note 6 – Long Term Debt and Notes Payable

Long-term debt and notes payable at April 30, 2003 and January 31, 2003 consisted of the following:

	April 30, 2003	January 31, 2003
Note payable	$826,000	$871,000
Industrial development revenue bonds	724,000	742,000
Mortgage note payable	452,000	464,000
Note payable, equipment	423,000	493,000
Note payable, II	613,000	724,000
Capitalized leases	143,000	117,000

	3,181,000	3,411,000
Less current maturity	1,956,000	1,121,000

	$1,225,000	$2,290,000

Covenants

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, the Company obtained waivers on October 30, 2003 of its covenant violations under its debt agreements. These waivers also suspended the measurement of the restrictive financial covenants until January 31, 2004. The Company’s long-term debt agreements with First Commercial Bank (FCB) include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio not to exceed 1.0:1, a current ratio of not less than 2.0:1 and a long-term debt service coverage of 1.25:1. The Company’s long-term debt agreements with SunTrust include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio that does not exceed 1.0:1, a current ratio of not less than 2.5:1, a quick ratio of not less than 0.75:1, working capital of not less than $4.0 million and a minimum net worth of $6.0 million. As a result of the restatement, the Company was out of compliance, as of January 31, 2003 and April 30, 2003 with certain of the aforementioned restrictive covenants.

The Security Agreements that collateralize the Company’s obligations with respect to the debt agreement with First Commercial Bank subject the Company to a number of non-financial covenants that, among things, (a) require the Company, upon demand by the lender, to hold all checks received by the Company in respect of its accounts and other collateral in trust for the lender and deliver, not less than daily, the same to the lender, (b) require the Company, upon demand by the lender, to give written notice of the lender’s security interest to certain customers of the Company, open and maintain a lock box with the lender for the receipt and remittance of all payments under the Company’s accounts and similar collateral, and notice the Company’s purchasers to make payments on their accounts with the Company directly to the lender, (c) prohibit the Company from granting a security interest in its accounts, inventory and certain other assets, (d) require the Company to maintain all corporate checking accounts with the lender, (e) require the Company to maintain insurance on its inventory for the benefit of the lender, and (f) require the Company to submit to the lender quarterly and annual financial information, annual accountant’s reports, notices of certain litigation and such other information as the lender may reasonably request.

The Financing Agreement and Mortgage and Security Agreement relating to the Industrial Development Revenue Bonds held by SunTrust subject the Company to a number of non-financial covenants that, among other things, (a) prohibit the Company from paying dividends in excess of 25% of the amount of the addition to retained earnings for the calendar year, (b) prohibit the Company from consummating a merger or sale of all or substantially all of its assets or the sale of any asset deemed by the purchaser of the Industrial Development Revenue Bonds to be necessary for the successful operation of the Company’s business, (c) require the Company to obtain consent for changes in its corporate management, (d) prohibit officer compensation and compensation to shareholders and immediate family members of shareholders from exceeding levels acceptable to the purchaser of the Company’s Industrial Development Revenue Bonds, (e) allow the trustee under the Company’s Industrial Development Revenue Bonds to declare such debt due and payable if the Company, on a consolidated basis, experiences a material, adverse change in financial condition or operation which, in the opinion of such trustee, materially affects the Company’s ability to repay the obligation, (f) prohibit the Company from making any material change in the nature of its business, (g) prohibit the Company from changing its name, (h) prohibit the Company from granting a security interest in or otherwise encumbering its assets, (i) require the Company to obtain consent for material additions to or modifications of its Clearwater, Florida plant, property and equipment, (j) require the Company to maintain insurance on its Clearwater, Florida plant, property and equipment, naming the trustee under the Industrial Development Revenue Bonds as the loss payee, (k) require the Company to submit quarterly and annual financial information, annual compliance certificates, notice of certain terminations or proposed terminations of government licenses or permits, and an annual accountants’ certificate, and (l) require the Company to maintain is primary depository relationship with the purchaser of the Industrial Development Revenue Bonds.

The Loan Agreement and Deed of Trust with respect to the Mortgage Note Payable held by SunTrust subject the Company to a number of non-financial covenants that, among other things, (a) require the Company to submit quarterly and annual financial information, (b) prohibit the Company from granting a security interest in or otherwise encumbering its assets, and (c) prohibit the Company from prepaying the Industrial Development Revenue Bonds.

In connection with the covenant waivers discussed above, the Company has received a written commitment from the purchaser of the Industrial Development Revenue Bonds to amend the covenants related thereto to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) amend the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth covenant (to be defined as total liabilities divided by the sum of net worth less intangible assets), and (d) add a restriction prohibiting additional debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete the covenant requiring the Company to maintain its primary depository relationship with the purchaser of the Industrial Development Revenue Bonds.

The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results and completing a restructuring of the Company’s existing credit facilities. Shortly after the issuance of this report, the Company intends to negotiate new credit facilities with each of its lenders in order to provide more operating flexibility for the Company than what is currently in existence. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations in fiscal year 2005, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Note 7 – Income Taxes

Income tax expense for the quarters ended April 30, 2003 and 2002 consisted of:

	For the three months ended April 30
	2003	2002 as restated
Current
Federal	$181,000	$19,000
State	17,000	2,000
Deferred
Reversal of deferred tax valuation allowance	(181,000)	(19,000)

	$17,000	$2,000

With respect to the Company’s valuation allowance of $530,000 as of January 31, 2003, the Company has determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will be realized to the extent tax expense is incurred. The Company is recognizing this benefit to the extent of income tax expense during each reporting period.

The following table illustrates the difference between the statutory income tax rate applicable to the Company versus the effective tax (benefit) rate:

	For the three months ended April 30
	2003	2002 as restated
Federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	3.3%	3.8%
Other-primarily non-deductible expenses	0.8%	1.8%
Deferred tax asset valuation adjustment	(34.8%)	(35.8%)

	3.3%	3.8%

Note 8 – Commitments and Contingencies

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental clean up of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2003, all existing reserve balances had been utilized. An assessment by Company management in conjunction with its environmental consultants has determined that the Company’s future exposure with respect to this post-remediation monitoring expense is approximately $38,000, for which a reserve has been established as of January 31, 2003.

The Company’s contractual obligations for future minimum payments under our long-term debt and operating leases as of April 30, 2003 are as follows:

	Payments Due by Period
Contractual Obligations [1]	Total	Less than One Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-Term Debt	$3,181,000	$1,956,000	$622,000	$283,000	$320,000

Operating Leases	1,515,000	398,000	797,000	320,000	—

Total Contractual Cash Obligations	$4,696,000	$2,354,000	$1,419,000	$603,000	$320,000

[1]	In addition to the obligations set forth in this table, the Company has outstanding purchase commitments but has the ability to modify or terminate such commitments.

Note 9 – Subsequent Events

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003 that was filed with the SEC on October 31, 2003 and other potential matters. The Company brought these potential violations to the attention of the SEC in conjunction with management’s internal investigation. The Company is cooperating fully with the SEC.

On July 30, 2003, the Company received a deficiency letter from the American Stock Exchange (the “Amex”) informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of the Company’s Form 10-K for the fiscal year ended January 31, 2003 and this Form 10-Q for the first quarter of fiscal year 2004. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. Subsequently, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its Annual Report on Form 10-K no later than October 31, 2003 and to file this Form 10-Q and the Form 10-Q for the second quarter of fiscal year 2004 no later than November 15, 2003. The Amex accepted the Company’s compliance plan, as amended, and the Company’s listing currently is being continued with the understanding that the Company will implement its compliance plan within the timeframe set forth therein. The Company met its commitment to file its Annual Report on Form 10-K with its October 31, 2003 filing, although this Form 10-Q and the Form 10-Q for the July 31, 2003 quarter were not filed by November 15, 2003, as the Company specified in its compliance plan.

On September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. Since the Company did not file this Form 10-Q and the Form 10-Q for the quarter ended July 31, 2003 by November 15, 2003 as specified in the compliance plan with the Amex, there is no assurance that the Company’s Common Stock will resume trading on the Amex, or that the Company’s listing will be continued.

A claim has been asserted by Miriam Frank, on behalf of the estate of former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with litigation that the United States government brought against the Company and Mr. Frank and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank. As of the date of filing this report, Ms. Frank has not communicated the amount of her claim to the Company and has not provided the Company with information sufficient to determine the amount of the alleged loss. However, a November 1996 letter to the Company from counsel to the Estate of Herbert J. Frank communicated a claim of approximately $350,000 plus interest in connection with a claim for indemnification. Based upon the available information, the Company believes that any obligation to pay the claim is remote.

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all others similarly situated, against the Company, PricewaterhouseCoopers LLP, the Company’s independent accountant, J. Mervyn Nabors, a current director and former President and CEO of the Company, Eric J. McCracken, former Chief Financial Officer of the Company, and Michael T. Reed, former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the period from November 11, 1998 through March 17, 2003. The action seeks compensatory and other damages, and costs and expenses associated with the litigation. The outcome of such action cannot be predicted and its impact, if any, cannot be assessed at this time. Any resolution of such litigation could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in the Company’s Form 10-K, as a result of the Company’s investigation into financial and accounting irregularities, the Company restated its financial statements for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, and restated its previously reported unaudited financial information for the first three quarters of the fiscal year ended January 31, 2003. The Company’s Form 10-K contains important information regarding such restatements, the contributing causes (including misstatements, falsification of inventory records, improper adjustments for obsolete and slow moving inventory, improper revenue recognition, improper fixed asset capitalization and errors in the application of Staff Accounting Bulletin No. 101 and generally accepted accounting principles) and the impact thereof on the Company and its operations and affairs.

The Company reported the above referenced misstatements and falsification of inventory records to its auditors as well as the Securities and Exchange Commission, which currently is investigating potential violations of law in connection with the accounting misstatements and underlying causes discussed herein. The Company is cooperating fully with the Securities and Exchange Commission.

Accordingly, the Company has restated its financial statements for the fiscal quarter ended April 30, 2002. The accounting misstatements and resulting restatements are summarized below. A discussion of the restatements is set forth in Note 4 to the accompanying consolidated financial statements. Additionally, as a result of the Company’s internal review, the Audit Committee recommended to the Company’s Board of Directors that J. Mervyn Nabors be removed from his position as Chairman of the Board and that Mr. Nabors refrain from any day-to-day role in the management of the Company’s affairs. Subsequently, Mr. Nabors was permitted to resign as Chairman of the Board of Directors and from any day-to-day role in management of the Company’s affairs in the latter part of May 2003, prior to the Board taking action on the Audit Committee’s recommendations.

As a result of the restatements set forth herein and in the attached financial statements and the underlying contributing factors discussed herein, the financial information previously reported by the Company and included in its report on Form 10-Q previously filed by the Company for the fiscal quarter ended April 30, 2002 should not be relied upon and are superseded by the information in this Form 10-Q.

The impact of the restatement on the fiscal quarter ended April 30, 2002 is as follows:

Inventory and Cost of Sales

The Company discovered misstatements and errors in its inventory accounting for the fiscal quarter ended April 30, 2002 that resulted in an understatement of the Company’s inventory and an overstatement of the Company’s cost of sales which totaled approximately $5,000 over the period being restated. The understatements of inventory and overstatements of the cost of sales resulted, in part, from the following:

•	A general ledger entry that resulted in an overstatement of inventory and understatement of cost of sales of approximately $178,000 was reversed during the quarter ended April 30, 2002 because the original general ledger entry had no supporting documentation.

•	As discussed below, the Company incorrectly recognized revenue for certain transactions during the quarter ended April 30, 2002. The transactions resulted in an overstatement of cost of sales of approximately $185,000.

•	The Company did not properly account for a settlement with a provider of leased equipment, manufacturing overhead costs, obsolete and slow-moving inventory or the degradation in value of inventory consigned to a customer resulting from the customer’s use in a service pool for temporary replacement of instruments in aircraft. These incorrect accounting practices understated cost of sales by approximately $1,000 in fiscal quarter ended April 30, 2002.

The following table summarizes the balance sheet impact of the adjustments noted above:

April 30, 2002
Inventory, previously reported	$11,173,000
Cumulative adjustments *	(6,772,000)

Inventory, restated	$4,401,000

*	Also includes adjustments aggregating approximately $6,764,000 recorded in periods prior to the fiscal year 2003

Revenue Recognition

The Company has discovered errors in revenue recognition for the fiscal quarter ended April 30, 2002. Approximately $1,178,000 of revenue recognized in the first quarter of fiscal year 2002 has been reversed by the restatement adjustments, while $1,006,000 of revenue recognized improperly in the fiscal quarter ended January 31, 2002 has been recognized in the fiscal quarter ended April 30, 2002. The foregoing overstatements of revenue were comprised of the following:

•	Errors in the recognition of revenue resulted in an overstatement of revenue of approximately $172,000 and an overstatement of cost of sales of approximately $185,000. These errors were identified upon reviewing sales recorded at the end of the fiscal quarter and assessing the application of SEC Staff Accounting Bulletin 101 when determining whether or not delivery and acceptance have occurred and that title has passed. In addition, the Company has one customer with whom it has experienced a high percentage of sales returns, and the Company determined that it should not recognize revenue until actual payment was received from this customer. Accordingly, all sales to this customer that were originally recorded were reversed and new sales transactions were recorded for the quarter based upon cash payments received.

The following table presents the effect of the aforementioned adjustments on total revenue:

Three months ended April 30, 2002
Revenues, previously reported	$6,187,000
Adjustments	(172,000)

Revenues, restated	$6,015,000

Other Items

The Company also has discovered errors in other items for the fiscal quarter ended April 30, 2002. The other incorrect items are comprised, in part, of the following:

•	The incorrect recognition of an executive bonus resulted in the understatement of general and administrative expense of approximately $38,000 during the quarter ended April 30, 2002.

•	The incorrect recognition of other asset balances related to insurance policies for key executives resulted in the understatement of general and administrative expense of approximately $28,000 during the quarter ended April 30, 2002.

•	The Company incorrectly recorded expenses during the quarter ended April 30, 2002 that should have been recorded in a prior period that were associated with a pension plan for a former President of the Company that resulted in the overstatement of general and administrative expense of approximately $11,000.

•	The Company incorrectly classified an expenditure as a software asset that resulted in the overstatement of general and administrative expense of approximately $3,000 during the quarter ended April 30, 2002.

•	The Company incorrectly did not recognize an expense for an uncollectible loan that resulted in the understatement of general and administrative expense of approximately $3,000 during the quarter ended April 30, 2002.

Income Taxes

The above adjustments had a significant effect on the Company’s income tax obligations. The restatement adjustments resulted in a decrease in pre-tax income by $220,000 for the fiscal quarter ended April 30, 2002. This change reduced the Company’s current tax obligation from the amounts previously reported and paid which decreases income tax expense. In addition, the Company reduced a deferred tax valuation allowance by $19,000 for the fiscal quarter ended April 30, 2002. The deferred tax valuation allowance is required under SFAS 109 – Accounting for Income Taxes to establish a reserve against estimated future tax benefits reported as deferred tax assets, when it is more likely than not that the tax benefit will not be realized in future periods. The allowance is adjusted in future periods for the then current circumstances.

•	As a result of the adjustments noted above, the Company recorded an adjustment to its income tax provision, decreasing its income tax expense by approximately $104,000 for the fiscal quarter ended April 30, 2002.

The following table presents the effects of the aforementioned adjustments on income tax expense:

Three months ended April 30, 2002
Income tax expense, as reported	$(106,000)
Adjustments	104,000

Income tax expense, as restated	$(2,000)

The following table presents the impact of the restatement adjustments on our previously reported statement of operations on a condensed basis for the quarter ended April 30, 2002:

	Three months ended April 30, 2002
	Previously Reported	As Restated
Total revenue	$6,187,000	$6,015,000
Total cost of sales	(4,075,000)	(4,070,000)
Other operating expenses	(1,839,000)	(1,892,000)

Income before income taxes	273,000	53,000
Income tax expense	(106,000)	(2,000)

Net income/(loss)	$167,000	$51,000

Earnings/(loss) per share	$0.04	$0.01

The following table presents the impact of the restatement adjustments on our previously reported balance sheets on a condensed basis for the quarter ended April 30, 2002:

	As of April 30, 2002
	Previously Reported	As Restated
Cash and cash equivalents	$734,000	$734,000
Accounts receivable, net	4,347,000	3,190,000
Inventories	11,173,000	4,401,000
Prepaid expenses	167,000	131,000
Deferred income taxes	422,000	363,000

Total current assets	16,843,000	8,819,000

Property, plant and equipment, net	4,308,000	4,258,000
Income tax receivable	—	1,877,000
Capitalized software cost and other assets, net	435,000	367,000

Total assets	$21,586,000	$15,213,000

Long-term debt and notes payable due within one year	$1,027,000	$1,027,000
Revolving credit facilities	500,000	500,000
Other current liabilities	2,481,000	2,567,000

Total current liabilities	4,008,000	4,094,000

Long-term debt and notes payable due after one year	3,092,000	3,092,000
Deferred income taxes	148,000	36,000

Total liabilities	7,248,000	7,222,000

Shareholders’ equity	14,338,000	7,991,000

Total liabilities and equity	$21,586,000	$15,213,000

Results of Operations

Revenues for the first quarter increased approximately $2,729,000 when compared to the first quarter of fiscal year 2003, as restated. Core instrument sales, driven by increased production for the 32/A military contract as well as expedited delivery requests for military orders, increased approximately $1,984,000, while revenues from the Joint Strike Fighter development program provided a substantial portion of the $1,161,000 increase in revenues from development programs, more than offsetting the $285,000 reduction in revenue due to lower volume in Spares and Repairs as well as decreases in Precision Components’ sales of approximately $131,000 when compared to the first quarter of fiscal year 2003, as restated.

Gross profit for the first quarter increased approximately $968,000 when compared to the first quarter of fiscal year 2003, as restated. Substantially all of this increase is attributable to the increase in revenue of core instrument sales, although this effect was partially offset by gross profits on the Joint Strike Fighter (“JSF”) development program, which generally are lower than gross profits that are realized for instrument sales. In addition, the Company estimates that it has incurred costs of approximately $30,000 during the first quarter of fiscal 2004 for what it considers to be changes in scope in the JSF program, but has not recognized any revenue related to these costs.

Selling, general and administrative expenses for the first quarter increased approximately $519,000 when compared to the first quarter of fiscal year 2003, as restated. This increase is due to the incurrence of ongoing charges for professional fees of approximately $694,000 that are related to the financial restatement disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. These charges are partially offset by reductions in engineering costs of approximately $109,000 for employees that are charged to cost of sales for the work performed on the JSF program as well as reductions in consulting and other expenses of approximately $66,000.

Income tax expense increased by approximately $15,000 when compared to the first quarter of fiscal year 2003, as restated. This increase is attributable to an increase in tax expense resulting from taxable income that is substantially offset by a higher reduction in the deferred tax valuation allowance during the quarter ended April 30, 2003.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $1,441,000 for the quarter ended April 30, 2003, an increase of $1,946,000 when compared to the quarter ended April 30, 2002, as restated. This increase is primarily attributable to:

•	An increase in net income of approximately $452,000

•	An increase in accrued expenses and other liabilities of approximately $1,244,000 due to the recording of expenses for payments due on the F-35 development program as well as increased expenses for professional fees related to the restatement

•	An improvement in the collection of accounts receivable for development programs of approximately $274,000

•	A decrease due to the recording of costs and estimated profits in excess of billings of approximately $853,000

Cash used in investing activities decreased approximately $70,000 due to lower investment in Machinery and Equipment.

Cash used in financing activities decreased approximately $195,000 as cash used for principal payments on long-term debt decreased approximately $25,000 while borrowings under the Company’s revolving credit facility increased approximately $170,000.

During the period covered by this report, the Company was in breach of certain covenants and other provisions of the documents related to its Industrial Development Revenue Bonds, the Mortgage on its Charlottesville, Virginia property, and the Term Notes and Line of Credit with First Commercial Bank. Among other things, the Company was in breach of the financial ratios discussed in Note 6 to the consolidated financial statements, covenants prohibiting future liens on, and pledges of, the Company’s assets, covenants requiring the delivery of financial information and compliance certificates, representations and warranties it made regarding encumbrances on the collateral, and covenants with respect to the Company’s management and affairs (including a covenant requiring the Company to obtain consent from the purchaser of the Industrial Development Revenue Bond for any change in its executive officers).

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

Future capital requirements depend on numerous factors, including research and development, expansion of products lines, the resolution of the recent class action lawsuit and potential related litigation and other factors. Management believes that cash and cash equivalents, together with the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures. However, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

As a consequence of the Company’s restatement of results of operations and the recent class action lawsuit, the Company’s creditworthiness may be diminished from what existed prior to the restatement. The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results and completing a restructuring of the Company’s existing credit facilities. Shortly after the issuance of this report, the Company intends to negotiate new credit facilities with each of its lenders in order to provide more operating flexibility for the Company than what is currently in existence. There is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on our liquidity and our operations in fiscal year 2005, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The adoption of FAS 143 has not had a material effect on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, facilities closing, or other exit or disposal activity initiated after December 31, 2002. This statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities, if any, that are initiated after December 31, 2002. The impact of adoption of this pronouncement is not anticipated to have a material effect on the consolidated financial statements.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 has not had a material effect on the consolidated financial statements.

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FSP FIN 46-6 deferred the effective date of the on-going disclosure and consolidation requirements of FIN 46 for VIEs created before February 1, 2003 if the reporting entity had not issued financial statements reporting the VIE as a consolidated entity as of the issuance date of the FSP. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after December 15, 2003. As of September 30, 2003, additional technical issues continue to be deliberated by the FASB. Furthermore, as of October 31, 2003, the FASB issued, for public comment, an exposure draft of a proposed interpretation to modify FIN 46.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4. Controls and Procedures.

As of April 30, 2003, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date, with the following qualifications:

1.	Inventory accounting systems require additional review and enhancement to ensure that inventory costing is reasonable and accurate, and apply costing principles that are consistent with U.S. GAAP on an ongoing basis.

2.	The security of systems used for the entry and maintenance of accounting records requires additional documentation and scrutiny to ensure that access to such systems and the data contained therein is restricted to only those employees whose job duties require such access.

3.	A disaster recovery plan requires development and adoption.

4.	System maintenance policies and procedures require development and adoption.

5.	A plan for uniform upgrades of workstations and software, including virus protection and software fixes, must be written and approved by management.

6.	A plan to address the absence of audit trails must be written and implemented.

7.	A policy and procedure to address an overall security framework, including password usage, must be written and implemented.

8.	A test environment separate from the production environment requires establishment.

9.	Additional controls and oversight to ensure GAAP accounting is in place for revenue and capitalization transactions must be implemented.

During the first quarter of the 2004 fiscal year, the Company instituted additional controls over the invoicing and revenue recognition process.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

SEC Formal Investigation

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003, and other potential issues. The Company is cooperating fully with the SEC.

Securities Class Action Litigation

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all others similarly situated, against the Company, PricewaterhouseCoopers LLP, the Company’s independent accountant, J. Mervyn Nabors, a current director and former President and CEO of the Company, Eric J. McCracken, former Chief Financial Officer of the Company, and Michael T. Reed, former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the period from November 11, 1998 through March 17, 2003. The action seeks compensatory and other damages, and costs and expenses associated with the litigation. The outcome of such action cannot be predicted and the impact, if any, cannot be assessed at this time. Any resolution of such litigation could have a material adverse impact on the Company’s financial position, results of operations, and cash flows.

Matters Relating to the American Stock Exchange

In April 2003, the Company contacted the American Stock Exchange (the “Amex”) to begin a dialogue regarding the anticipated late filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2003, the financial misstatements and contributing causes previously disclosed by the Company, the SEC’s investigation and related matters. Since that time, the Company has had frequent contact with the Amex staff to keep them apprised of the results of the Company’s internal review of such misstatements, the Company’s progress in preparing its Annual Report, this Quarterly Report on Form 10-Q and its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003, and related matters.

On July 30, 2003, the Company received a deficiency letter from the Amex informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of the Company’s Form 10-K and this Form 10-Q. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. Subsequently, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its Annual Report on Form 10-K no later than October 31, 2003 and to file this Form 10-Q and the Form 10-Q for the fiscal quarter ended July 31, 2003 no later than November 15, 2003. The Amex has accepted the Company’s compliance plan, as amended, and the Company’s listing currently is being continued with the understanding that the Company will implement its compliance plan within the timeframe set forth therein. The Company met its commitment to file its Annual Report on Form 10-K with its October 31, 2003 filing, although this Form 10-Q and the Form 10-Q for the July 31, 2003 quarter were not filed by November 15, 2003, as the Company specified in its compliance plan.

On September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. Since the Company did not file this Form 10-Q and the Form 10-Q for the quarter ended July 31, 2003 by November 15, 2003 as specified in the compliance plan with the Amex, there is no assurance that the Company’s Common Stock will resume trading on the Amex or that the Company’s listing will be continued.

Additional Proceedings and Matters

In addition to the foregoing, from time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Item 3. Defaults Upon Senior Securities.

During the period covered by this report, the Company was in breach of certain covenants and other provisions of the documents related to its Industrial Development Revenue Bond, the Mortgage on its Charlottesville, Virginia property, and its Term Notes and Line of Credit with First Commercial Bank. Among other things, the Company was in breach of certain financial ratios, covenants prohibiting future liens on, and pledges of, the Company’s assets, covenants requiring the delivery of financial information and compliance certificates, representations and warranties it made regarding encumbrances on the collateral, and covenants with respect to the Company’s management and affairs (including a covenant requiring the Company to obtain consent from the purchaser of the Industrial Development Revenue Bond for any change in its executive officers).

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following documents are filed as part of this Quarterly Report:

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.2	Certificate of Agreement of Merger between Instrument Technology Corporation and Aerosonic Corporation, filed on January 12, 1970 (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.3	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970 (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.4	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971 (incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.5	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978 (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.6	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993 (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.7	Composite of Amendments to Articles of Incorporation of Aerosonic Corporation (prepared by the Registrant and not filed with the Secretary of State of the State of Delaware) (incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

3.8	Bylaws of the Company (incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003)

31.1	Rule 13a-14(a)/15d-14(a) Certifications—Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications—Chief Financial Officer

32	Section 906 Certifications

(b)	Reports on Form 8-K.

During the first quarter of fiscal year 2004, the Company filed current reports on Form 8-K as follows:

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

Date: November 20, 2003	AEROSONIC CORPORATION

/s/ David A. Baldini
David A. Baldini, President and Chief Executive Officer

Date: November 20, 2003	/s/ Gary E. Colbert
Gary E. Colbert, Chief Financial Officer