Form 10-Q
period 2003-07-31
AEROSONIC CORP /DE/
filed 2003-11-20
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of October 31, 2003, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

PART I—FINANCIAL INFORMATION

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

Item 1.	Financial Statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002 as restated	2003	2002 as restated
Net sales	$7,746,000	$5,973,000	$16,490,000	$11,988,000
Cost of sales	5,550,000	4,035,000	11,382,000	8,104,000

Gross profit	2,196,000	1,938,000	5,108,000	3,884,000
Selling, general and administrative expenses	2,494,000	1,748,000	4,837,000	3,572,000

Operating income (loss)	(298,000)	190,000	271,000	312,000

Other income (expense):
Interest expense	(53,000)	(61,000)	(106,000)	(124,000)
Miscellaneous (expense) income	(3,000)	(62,000)	1,000	(68,000)

	(56,000)	(123,000)	(105,000)	(192,000)

Income (loss) before income taxes	(354,000)	67,000	166,000	120,000
Income tax benefit (expense)	12,000	(2,000)	(5,000)	(4,000)

Net income (loss)	$(342,000)	$65,000	$161,000	$116,000

Basic and diluted earnings per share	$(0.09)	$0.02	$0.04	$0.03

Basic and diluted weighted average shares outstanding	3,921,019	3,919,197	3,921,019	3,919,515

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 31, 2003	January 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,369,000	$260,000
Receivables, net of allowance for doubtful accounts of $372,000 and $372,000	3,237,000	3,592,000
Income tax receivable	—	207,000
Costs and estimated profits in excess of billings	1,895,000	496,000
Inventories	5,668,000	5,582,000
Prepaid expenses	409,000	420,000
Deferred income taxes	541,000	476,000

Total current assets	13,119,000	11,033,000

Property, plant and equipment, net	4,106,000	4,218,000
Income tax receivable	1,828,000	1,854,000
Capitalized software cost and other assets, net	123,000	164,000

Total assets	$19,176,000	$17,269,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$1,800,000	$1,121,000
Revolving credit facilities	1,000,000	755,000
Accounts payable, trade	1,477,000	973,000
Compensation and benefits	861,000	774,000
Income taxes payable	279,000	239,000
Accrued expenses and other liabilities	3,493,000	2,100,000

Total current liabilities	8,910,000	5,962,000

Long-term debt and notes payable due after one year	1,088,000	2,290,000
Deferred income taxes	44,000	44,000

Total liabilities	10,042,000	8,296,000

Commitments and contingencies
Shareholders’ equity
Common stock $.40 par value: authorized 8,000,000 shares issued and outstanding 3,986,262	1,595,000	1,595,000
Additional paid-in capital	4,559,000	4,559,000
Retained earnings	3,676,000	3,515,000
Less treasury stock: 65,243 shares at July 31, 2003 and January 31, 2003, at cost	(696,000)	(696,000)

Total shareholders’ equity	9,134,000	8,973,000

Total liabilities and shareholders’ equity	$19,176,000	$17,269,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (unaudited)

	Six Months Ended July 31,
	2003	2002 as restated
Cash flows from operating activities:
Net Income	$161,000	$116,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	—	12,000
Depreciation	365,000	220,000
Amortization	121,000	137,000
Deferred income taxes	(65,000)	(44,000)
Changes in assets and liabilities:
Receivables	355,000	294,000
Income taxes receivable and payable	273,000	(502,000)
Inventories	(86,000)	(322,000)
Prepaid expenses	11,000	(26,000)
Capitalized software costs and other assets	(80,000)	(2,000)
Accounts payable, trade	504,000	99,000
Costs and estimated profits in excess of billings	(1,399,000)	—
Compensation and benefits	87,000	109,000
Accrued expenses and other liabilities	1,394,000	(10,000)

Net cash provided by operating activities	1,641,000	81,000

Cash flows from investing activities:
Capital expenditures	(253,000)	(313,000)

Net cash used in investing activities	(253,000)	(313,000)

Cash flows from financing activities:
Proceeds from revolving credit facilities	245,000	—
Purchase of treasury stock	—	(95,000)
Principal payments on long-term debt and notes payable	(524,000)	(522,000)

Net cash used in financing activities	(279,000)	(617,000)

Net increase (decrease) in cash and cash equivalents	1,109,000	(849,000)
Cash and cash equivalents at beginning of period	260,000	1,705,000

Cash and cash equivalents at end of period	$1,369,000	$856,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The January 31, 2003 consolidated balance sheet has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed by Aerosonic Corporation (the “Company”) with the Securities and Exchange Commission on October 31, 2003. Operating results for the three months and six months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004.

Note 2—Business

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

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. Precision Components performs high volume precision machining of mechanical components, and was not significant to operations in the three months and six months ended July 31, 2003.

During the fiscal quarter ended July 31, 2003, sales to Lockheed and the U.S. Government each exceeded 10% of total revenues. For the six months ended July 31, 2003, sales to Lockheed exceeded 10% of total revenues. During the fiscal quarter ended and the six months ended July 31, 2002, sales to Lockheed exceeded 10% of total revenues.

The Company has a January 31 fiscal year end. Accordingly, all references in this Quarterly Report on Form 10-Q to the second quarter mean the second quarter ended on July 31 of the referenced fiscal year; for example, references to the second quarter of fiscal year 2004 mean the second quarter ended July 31, 2003.

Note 3—Recent Accounting Pronouncements

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

Note 4—Restatement

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

Accordingly, the Company has restated its financial statements for the fiscal quarters ended April 30, 2002 and July 31, 2002. The accounting misstatements and resulting restatements are summarized below. As a result of the restatements set forth herein and in the attached financial statements and the underlying contributing factors discussed herein, the financial information previously reported by the Company and included in reports on Form 10-Q previously filed by the Company for the fiscal quarters ended April 30, 2002 and July 31, 2002 should not be relied upon and are superseded by the information in this Form 10-Q.

The impact of the restatement on the three months and six months ended July 31, 2002 is as follows:

Inventory and Cost of Sales

The Company discovered misstatements and errors in its inventory accounting for the three months and six months ended July 31, 2002 that resulted in an overstatement of the Company’s inventory and an understatement of the Company’s cost of sales. The understatement of cost of sales totaled approximately $126,000 and $120,000, respectively. The overstatements of inventory and understatements of the cost of sales resulted, in part, from the following:

•	General ledger entries that resulted in an overstatement of inventory and understatement of cost of sales of approximately $123,000 and $301,000 for the three months and the six months ended July 31, 2002, respectively, were reversed because the original general ledger entries had no supporting documentation.

•	As discussed below, the Company incorrectly recognized revenue for certain transactions. These transactions resulted in an overstatement of cost of sales of approximately $20,000 and $205,000 for the three months and the six months ended July 31, 2002, respectively.

•	The Company did not properly account for a settlement with a provider of leased equipment, manufacturing overhead costs, obsolete and slow-moving inventory or the degradation in value of inventory consigned to a customer resulting from the customer’s use in a service pool for temporary replacement of instruments in aircraft. These incorrect accounting practices understated cost of sales by approximately $8,000 and $12,000 in the three months and the six months ended July 31, 2002, respectively.

•	The Company did not correctly recognize expenses with respect to certain employee benefits. This error understated cost of sales by approximately $18,000 for the three months and the six months ended July 31, 2002.

•	The Company incorrectly classified certain expenses as fixed assets that resulted in the overstatement of cost of sales by approximately $3,000 and $6,000 for the three months and the six months ended July 31, 2003, respectively.

The following table summarizes the balance sheet impact of the adjustments noted above as well as other adjustments that were not material:

July 31, 2002
Inventory, previously reported	$11,396,000
Cumulative adjustments *	(6,890,000)

Inventory, restated	$4,506,000

*	Also includes adjustments aggregating approximately $6,764,000 recorded in periods prior to the fiscal year 2003

Revenue Recognition

The Company has discovered errors in revenue recognition for the three months and six months ended July 31, 2002. Approximately $1,178,000 and $1,038,000 of revenue recognized in the three months ended April 30, 2002 and July 31, 2002, respectively, has been reversed by the restatement adjustments, while $1,006,000 and $1,063,000 of revenue recognized improperly in the three months ended January 31, 2002 and April 30, 2002, respectively, has been recognized in the fiscal quarters ended April 30, 2002 and July 31, 2002, respectively. The foregoing adjustments to of revenue were comprised of the following:

•	For the quarter ended July 31, 2002, errors in the recognition of revenue resulted in an understatement of revenue of approximately $25,000 and an overstatement of cost of sales of approximately $20,000. For the six months ended July 31, 2002, errors in the recognition of revenue resulted in an overstatement of revenue of approximately $147,000 and an overstatement of cost of sales of approximately $205,000. These errors were identified upon reviewing sales recorded at the end of the fiscal quarter and

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

The following table presents the effect of the aforementioned adjustments on total revenue:

	Three months ended July 31, 2002	Six months ended July 31, 2002
Revenue, previously reported	$5,948,000	$12,135,000
Adjustments	25,000	(147,000)

Revenue, restated	$5,973,000	$11,988,000

Other Items

The Company also has discovered errors in other items for the three months and six months ended July 31, 2002. The other incorrect items are comprised of the following:

•	The incorrect recognition of an executive bonus resulted in the overstatement of general and administrative expense of approximately $12,000 during the quarter ended July 31, 2002 and an understatement of general and administrative expense of approximately $26,000 during the six months ended July 31, 2002.

•	The incorrect recognition of other asset balances related to insurance policies for key executives resulted in the overstatement of general and administrative expense of approximately $5,000 for the three months ended July 31, 2002 and in the understatement of general and administrative expense of approximately $23,000 for the six months ended July 31, 2002.

•	The Company incorrectly recorded expenses that should have been recorded in a prior period that were associated with a pension plan for a former President of the Company that resulted in the overstatement of general and administrative expense of approximately $11,000 and $22,000 for the three months and the six months ended July 31, 2002, respectively.

•	The Company incorrectly classified an expenditure as a software asset that resulted in the overstatement of general and administrative expense of approximately $3,000 and $6,000 for the three months and the six months ended July 31, 2002.

•	The Company incorrectly did not recognize an expense for an uncollectible loan that resulted in the understatement of general and administrative expense of approximately $5,000 and $8,000 for the three months and the six months ended July 31, 2002, respectively.

•	The Company did not properly accrue for legal and other expenses incurred that resulted in the understatement of selling, general and administrative expenses by approximately $61,000 for the three months and the six months ended July 31, 2002.

•	The Company did not correctly recognize expenses with respect to certain employee benefits. This error understated selling, general and administrative expenses by approximately $4,000 for the three months and the six months ended July 31, 2002.

Income Taxes

The above adjustments had a significant effect on the Company’s income tax obligations. The restatement adjustments resulted in a decrease in pre-tax income by $79,000 and $183,000 for the three months and the six months ended July 31, 2002, respectively. This change reduced the Company’s current tax obligation from the amounts previously reported and paid which decreases income tax expense. During the six months ended July 31, 2003, the Company reduced its previously established deferred tax valuation allowance by approximately $65,000. This was comprised of a reduction in the allowance of approximately $181,000 during the three months ended April 30, 2003 and was partially offset by an increase of approximately $116,000 during the three months ended July 31, 2003. The deferred tax valuation allowance is required under SFAS 109 – Accounting for Income Taxes to establish a reserve against estimated future tax benefit reported as deferred tax assets when it is more likely than not that the tax benefit will not be realized in future periods.

•	As a result of the adjustments noted above, the Company recorded an adjustment to its income tax provision, decreasing its income tax expense by approximately $79,000 and $183,000 for the three months and the six months ended July 31, 2003, respectively.

The following table presents the effects of the aforementioned adjustments on income tax expense:

	Three months ended July 31, 2002	Six months ended July 31, 2002
Income tax expense, as reported	$(81,000)	$(187,000)
Adjustments	79,000	183,000

Income tax expense, as restated	$(2,000)	$(4,000)

The following table presents the impact of the foregoing adjustments on our previously reported statements of operations on a condensed basis for the quarter and the six months ended July 31, 2002:

	Three months ended July 31, 2002		Six months ended July 31, 2002
	Previously Reported	As Restated	Previously Reported	As Restated
Total revenue	$5,948,000	$5,973,000	$12,135,000	$11,988,000
Total cost of sales	(3,909,000)	(4,035,000)	(7,984,000)	(8,104,000)
Other operating expenses	(1,832,000)	(1,871,000)	(3,671,000)	(3,764,000)

Income before income taxes	207,000	67,000	480,000	120,000
Income tax expense	(81,000)	(2,000)	(187,000)	(4,000)

Net income/(loss)	$126,000	$65,000	$293,000	$116,000

Earnings/(loss) per share	$0.03	$0.02	$0.07	$0.03

The following table presents the impact of the adjustments on our previously reported balance sheet as of the six months ended July 31, 2002:

	As of July 31, 2002
	Previously Reported	As Restated
Cash and cash equivalents	$856,000	$856,000
Accounts receivable, net	4,162,000	3,017,000
Inventories	11,396,000	4,506,000
Prepaid expenses	181,000	157,000
Deferred income taxes	422,000	280,000

Total current assets	17,017,000	8,816,000
Property, plant and equipment, net	4,316,000	4,268,000
Income tax receivable	—	2,093,000
Capitalized software cost and other assets, net	359,000	300,000

Total assets	$21,692,000	$15,477,000

Long-term debt and notes payable due within one year	$1,027,000	$1,027,000
Revolving credit facilities	500,000	500,000
Other current liabilities	2,825,000	3,127,000

Total current liabilities	4,352,000	4,654,000
Long-term debt and notes payable due after one year	2,825,000	2,825,000
Deferred income taxes	148,000	37,000

Total liabilities	7,325,000	7,516,000
Shareholders’ equity	14,367,000	7,961,000

Total liabilities and equity	$21,692,000	$15,477,000

Note 5—Inventories

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

Inventories at July 31, 2003 and January 31, 2003 consisted of the following:

	July 31, 2003	January 31, 2003
Raw materials	$3,016,000	$2,322,000
Work in process	2,600,000	2,545,000
Finished goods	520,000	715,000

	$5,668,000	$5,582,000

Note 6—Long Term Debt and Notes Payable

Long-term debt and notes payable at July 31, 2003 and January 31, 2003 consisted of the following:

	July 31, 2003	January 31, 2003
Note payable	$781,000	$871,000
Industrial development revenue bonds	705,000	742,000
Mortgage note payable	434,000	464,000
Note payable, equipment	351,000	493,000
Note payable, II	503,000	724,000
Capitalized leases	114,000	117,000

	2,888,000	3,411,000
Less current maturity	1,800,000	1,121,000

	$1,088,000	$2,290,000

Covenants

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, the Company obtained waivers on October 30, 2003 of its covenant violations under its debt agreements. These waivers also suspended the measurement of the restrictive financial covenants until January 31, 2004. The Company’s long-term debt agreements with First Commercial Bank (FCB) include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio not to exceed 1.0:1, a current ratio of not less than 2.0:1 and a long-term debt service coverage of 1.25:1. The Company’s long-term debt agreements with SunTrust include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio that does not exceed 1.0:1, a current ratio of not less than 2.5:1, a quick ratio of not less than 0.75:1, working capital of not less than $4.0 million and a minimum net worth of $6.0 million. As a result of the restatement, the Company was out of compliance, as of January 31, 2003, April 30, 2003 and July 31, 2003 with certain of the aforementioned restrictive covenants.

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

In connection with the covenant waivers discussed above, the Company has received a written commitment from the purchaser of the Industrial Development Revenue Bonds to amend the covenants related thereto to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) amend the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth covenant (to be defined as total liabilities divided by the sum of net worth less intangible assets), and (d) add a restriction prohibiting additional debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete the covenant requiring the Company to maintain its primary depository relationship with the purchaser of the Industrial Development Revenue Bonds. In addition, the Company has negotiated an extension of its Term Notes and Line of Credit with First Commerical Bank to April 30, 2004.

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

Note 7—Income Taxes

Income tax benefit (expense) for the three months and the six months ended July 31, 2003 consisted of:

	For the three months ended July 31,		For the six months ended July 31,
	2003	2002 as restated	2003	2002 as restated
Current
Federal	$(116,000)	$25,000	$65,000	$44,000
State	(12,000)	2,000	5,000	4,000
Deferred
Establishment (reversal) of deferred tax valuation allowance	116,000	(25,000)	(65,000)	(44,000)

	$(12,000)	$2,000	$5,000	$4,000

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

The following table illustrates the difference between the statutory income tax rate applicable to the Company versus the effective tax (benefit) rate:

	For the three months ended July 31		For the six months ended July 31
	2003	2002 as restated	2003	2002 as restated
Federal tax rate	(34.0)%	34.0%	34.0%	34.0%
Increase in taxes resulting from:
State income taxes, net of federal tax benefit	(3.3)%	3.0%	3.0%	3.3%
Other-primarily non-deductible expenses	1.7%	3.3%	5.2%	2.7%
Deferred tax asset valuation adjustment	32.3%	(37.3)%	(39.2)%	(36.7)%

Effective tax rate	(3.3)%	3.0%	3.0%	3.3%

Note 8—Commitments and Contingencies

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

The Company’s contractual obligations for future minimum payments under our long-term debt and operating leases as of July 31, 2003 are as follows:

	Payments Due by Period
Contractual Obligations 1	Total	Less than One Year	1—3 Years	4—5 Years	After 5 Years
Long-Term Debt	$2,888,000	$1,800,000	$514,000	$574,000	—
Operating Leases	1,415,000	398,000	792,000	225,000	—

Total Contractual Cash Obligations	$4,303,000	$2,198,000	$1,306,000	$799,000	—

1 In addition to the obligations set forth in this table, the Company has outstanding purchase commitments but has the ability to modify or terminate such commitments.

Note 9—Subsequent Events

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003 that was filed with the SEC on October 31, 2003 and other potential issues. The Company brought these potential violations to the attention of the SEC in conjunction with management’s internal investigation. The Company is cooperating fully with the SEC.

On July 30, 2003, the Company received a deficiency letter from the American Stock Exchange (“Amex”) informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of the Company’s Form 10-K for the fiscal year ended January 31, 2003, the Form 10-Q for the first quarter of fiscal year 2004 and this form 10-Q. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. Subsequently, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its Annual Report on Form 10-K no later than October 31, 2003 and to file this Form 10-Q and the Form 10-Q for the first quarter of fiscal year 2004 no later than November 15, 2003. The Amex has accepted the Company’s compliance plan, as amended, and the Company’s listing currently is being continued with the understanding that the Company will implement its compliance plan within the timeframe set forth therein. In addition, the Company has met its commitment to file its Annual Report on Form 10-K with its October 31, 2003 filing.

On September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. Since the Company did not file this Form 10-Q and the Form 10-Q for the quarter ended April 30, 2003 by November 15, 2003 as specified in the compliance plan with the Amex, there is no assurance that the Company’s Common Stock will continue to trade on the Amex, or that the Company’s listing will be continued.

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

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all others similarly situated, against the Company, PricewaterhouseCoopers LLP, the Company’s independent accountant, J. Mervyn Nabors, a current director and former President and CEO of the Company, Eric J. McCracken, former Chief Financial Officer of the Company, and Michael T. Reed, former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 11, 1998 through March 17, 2003. The action seeks compensatory and other damages, and costs and expenses associated with the litigation. The outcome of such actions cannot be predicted and its impact, if any, cannot be assessed at this time. Any resolution of such litigation could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

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

Accordingly, the Company has restated its financial statements for the fiscal quarters ended April 30, 2002 and July 31, 2002. The accounting misstatements and resulting restatements are summarized below. As a result of the restatements set forth herein and in the attached financial statements and the underlying contributing factors discussed herein, the financial information previously reported by the Company and included in reports on Form 10-Q previously filed by the Company for the fiscal quarters ended April 30, 2002 and July 31, 2002 should not be relied upon and are superseded by the information in this Form 10-Q.

The impact of the restatement on the three months and six months ended July 31, 2002 is as follows:

Inventory and Cost of Sales

The Company discovered misstatements and errors in its inventory accounting for the three months and the six months ended July 31, 2002 that resulted in an overstatement of the Company’s inventory and an understatement of the Company’s cost of sales. The understatement of cost of sales totaled approximately $126,000 and $120,000 for the three months and the six months ended July 31, 2002. The overstatements of inventory and the understatements of cost of sales resulted, in part, from the following:

•	General ledger entries that resulted in an overstatement of inventory and understatement of cost of sales of approximately $123,000 and $301,000 for the three months and the six months ended July 31, 2002, respectively, were reversed because the original general ledger entries had no supporting documentation.

•	As discussed below, the Company incorrectly recognized revenue for certain transactions. These transactions resulted in an overstatement of cost of sales of approximately $20,000 and $205,000 for the three months and the six months ended July 31, 2002, respectively.

•	The Company did not properly account for a settlement with a provider of leased equipment, manufacturing overhead costs, obsolete and slow-moving inventory or the degradation in value of inventory consigned to a customer resulting from the customer’s use in a service pool for temporary replacement of instruments in aircraft. These incorrect accounting practices understated cost of sales by approximately $8,000 and $12,000 in the three months and the six months ended July 31, 2002, respectively.

•	The Company did not correctly recognize expenses with respect to certain employee benefits. This error understated cost of sales by approximately $18,000 for the three months and the six months ended July 31, 2002.

•	The Company incorrectly classified certain expenses as fixed assets that resulted in the overstatement of cost of sales by approximately $3,000 and $6,000 for the three months and the six months ended July 31, 2003, respectively.

The following table summarizes the balance sheet impact of the adjustments noted above as well as other adjustments that were not material:

July 31, 2002
Inventory, previously reported	$11,396,000
Cumulative adjustments *	(6,890,000)

Inventory, restated	$4,506,000

* Also includes adjustments aggregating approximately $6,764,000 recorded in periods prior to the fiscal year 2003

Revenue Recognition

The Company has discovered errors in revenue recognition for the three months and the six months ended July 31, 2002. Approximately $1,178,000 and $1,038,000 of revenue recognized in the three months ended April 30, 2002 and July 31, 2002, respectively, has been reversed by the restatement adjustments, while $1,006,000 and $1,063,000 of revenue recognized improperly in the three months ended January 31, 2002 and April 30, 2002, respectively, has been recognized in the fiscal quarters ended April 30, 2002 and July 31, 2002, respectively. The foregoing overstatements of revenue were comprised of the following:

•	For the quarter ended July 31, 2002, errors in the recognition of revenue resulted in an understatement of revenue of approximately $25,000 and an overstatement of cost of sales of approximately $20,000. For the six months ended July 31, 2002, errors in the recognition of revenue resulted in an overstatement of revenue of approximately $147,000 and an overstatement of cost of sales of approximately $205,000. These errors were identified upon reviewing sales recorded at the end of the fiscal quarter and assessing the application of SEC Staff Accounting Bulletin 101 when determining whether or not delivery and acceptance have occurred and that title has passed. In addition, the Company has one customer with whom it has experienced a high percentage of sales returns, and the Company determined that it should not recognize revenue until actual payment was received from this customer. Accordingly, all sales to this customer that were originally recorded were reversed and new sales transactions were recorded for the quarter based upon cash payments received.

The following table presents the effect of the aforementioned adjustments on total revenue:

	Three months ended July 31, 2002	Six months ended July 31, 2002
Revenue, previously reported	$5,948,000	$12,135,000
Adjustments	25,000	(147,000)

Revenue, restated	$5,973,000	$11,988,000

Other Items

The Company also has discovered errors in other items for the three months and the six months ended July 31, 2002. The other incorrect items are comprised of the following:

•	The incorrect recognition of an executive bonus resulted in the overstatement of general and administrative expense of approximately $12,000 during the quarter ended July 31, 2002 and an understatement of general and administrative expense of approximately $26,000 during the six months ended July 31, 2002.

•	The incorrect recognition of other asset balances related to insurance policies for key executives resulted in the overstatement of general and administrative expense of approximately $5,000 for the three months ended July 31, 2002 and in the understatement of general and administrative expense of approximately $23,000 for the six months ended July 31, 2002.

•	The Company incorrectly recorded expenses that should have been recorded in a prior period that were associated with a pension plan for a former President of the Company that resulted in the overstatement of general and administrative expense of approximately $11,000 and $22,000 for the three months and the six months ended July 31, 2002, respectively.

•	The Company incorrectly classified an expenditure as a software asset that resulted in the overstatement of general and administrative expense of approximately $3,000 and $6,000 for the three months and the six months ended July 31, 2002, respectively.

•	The Company incorrectly did not recognize an expense for an uncollectible loan that resulted in the understatement of general and administrative expense of approximately $5,000 and $8,000 for the three months and the six months ended July 31, 2002, respectively.

•	The Company did not properly accrue for legal and other expenses incurred that resulted in the understatement of selling, general and administrative expenses by approximately $61,000 for the three months and the six months ended July 31, 2002.

•	The Company did not correctly recognize expenses with respect to certain employee benefits. This error understated selling, general and administrative expenses by approximately $4,000 for the three months and the six months ended July 31, 2002.

Income Taxes

The above adjustments had a significant effect on the Company’s income tax obligations. The restatement adjustments resulted in a decrease in pre-tax income by $79,000 and $183,000 for the three months and the six months ended July 31, 2002. This change reduced the Company’s current tax obligation from the amounts previously reported and paid which decreases income tax expense. In addition, the Company reduced a deferred tax valuation allowance by $25,000 for the fiscal quarter ended July 31, 2002. The deferred tax valuation allowance is required under SFAS 109 – Accounting for Income Taxes to establish a reserve against estimated future tax benefit reported as deferred tax assets when it is more likely than not that the tax benefit will not be realized in future periods.

The following table presents the effects of the aforementioned adjustments on income tax expense:

	Three months ended July 31, 2002	Six months ended July 31, 2002
Income tax expense, as reported	$(81,000)	$(187,000)
Adjustments	79,000	183,000

Income tax expense, as restated	$(2,000)	$(4,000)

The following table presents the impact of the foregoing adjustments on our previously reported statements of operations on a condensed basis for the quarter and the six months ended July 31, 2002:

	Three months ended July 31, 2002		Six months ended July 31, 2002
	Previously Reported	As Restated	Previously Reported	As Restated
Total revenue	$5,948,000	$5,973,000	$12,135,000	$11,988,000
Total cost of sales	(3,909,000)	(4,035,000)	(7,984,000)	(8,104,000)
Other operating expenses	(1,832,000)	(1,871,000)	(3,671,000)	(3,764,000)

Income before income taxes	207,000	67,000	480,000	120,000
Income tax expense	(81,000)	(2,000)	(187,000)	(4,000)

Net income/(loss)	$126,000	$65,000	$293,000	$116,000

Earnings/(loss) per share	$0.03	$0.02	$0.07	$0.03

The following table presents the impact of the adjustments on our previously reported balance sheet as of July 31, 2002:

	As of July 31, 2002
	Previously Reported	As Restated
Cash and cash equivalents	$856,000	$856,000
Accounts receivable, net	4,162,000	3,017,000
Inventories	11,396,000	4,506,000
Prepaid expenses	181,000	157,000
Deferred income taxes	422,000	280,000

Total current assets	17,017,000	8,816,000
Property, plant and equipment, net	4,316,000	4,268,000
Income tax receivable	—	2,093,000
Capitalized software cost and other assets, net	359,000	300,000

Total assets	$21,692,000	$15,477,000

Long-term debt and notes payable due within one year	$1,027,000	$1,027,000

Revolving credit facilities	500,000	500,000
Other current liabilities	2,825,000	3,127,000

Total current liabilities	4,352,000	4,654,000
Long-term debt and notes payable due after one year	2,825,000	2,825,000
Deferred income taxes	148,000	37,000

Total liabilities	7,325,000	7,516,000
Shareholders’ equity	14,367,000	7,961,000

Total liabilities and equity	$21,692,000	$15,477,000

Results of Operations

Revenues for the second quarter increased approximately $1,772,000 when compared to the second quarter of fiscal year 2003, as restated. Revenues from the Joint Strike Fighter (“JSF”) development program provided a substantial portion of the $871,000 increase in revenues from development programs. Core instrument sales continued to perform well as deliveries for the 32/A military contract contributed to an increase of approximately $854,000 when compared to the second quarter of fiscal 2003, as restated. Increases in sales of Precision Components and Spares & Repairs contributed an additional increase of approximately $47,000 when compared to the second quarter of fiscal year 2003, as restated. For the six months ended July 31, 2003, revenues increased approximately $4,501,000. This increase is due to a significant increase in revenues from the Joint Strike Fighter program that accounted for the majority of the $2,032,000 revenue increase attributable to development programs as well as increases in core instrument sales of approximately $2,838,000. Precision Components and Spares & Repairs combined for a decrease of approximately $369,000.

Gross profit for the three months and the six months ended July 31, 2003 increased $258,000 and $1,224,000, respectively, when compared to the three months and the six months ended July 31, 2003, as restated. Substantially all of this increase is attributable to the increase in revenue of core instrument sales, although this effect was partially offset by gross profits on the JSF development program, as the Company incurred costs of approximately $200,000 and $230,000 for the three months and the six months ended July 31, 2003, respectively, for what it considers to be changes in the scope of the program but it has not recognized any revenue related to these costs. For the six months ended July 31, 2003, gross profit increased approximately $1,224,000 when compared to the six months ended July 31, 2003, as restated. This increase is due to substantial increases in core instrument sales as well as development program revenues.

Selling, general and administrative expenses for the three months and the six months ended July 31, 2003 increased approximately $746,000 and $1,265,000, respectively, when compared to the three months and six months ended July 31, 2002, as restated. This increase is primarily due to the incurrence of ongoing legal and audit fees of $710,000 for the three months ended July 31, 2003 and $1,404,000, for the six months ended July 31, 2003, related to the financial restatement disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003. In addition, for the six months ended July 31, 2003, insurance premium expenses increased approximately $29,000 when compared to the six months ended July 31, 2002.

Income tax expense decreased approximately $14,000 for the three months ended July 31, 2003 and increased approximately $1,000 for the six months ended July 31, 2003 when compared to the three months and the six months ended July 31, 2002, as restated, respectively. The lower effective tax rates in fiscal year 2004 are attributable to an increase in tax expense resulting from taxable income that is substantially offset by a reduction in the deferred tax valuation allowance during each period.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $1,641,000 for the six months ended July 31, 2003, an increase of $1,560,000 when compared to the six months ended July 31, 2002, as restated. This increase is primarily attributable to:

•	An increase in net income of approximately $45,000

•	An increase in accrued expenses and other liabilities of approximately $1,404,000 due to the recording of expenses for payments due on the F-35 development program as well as increased expenses for professional fees related to the restatement

•	An increase in accounts payable of approximately $405,000 due to higher operating activity

•	A decrease in income taxes receivable and payable of approximately $779,000

•	A decrease due to the recording of costs and estimated profits in excess of billings of approximately $1,399,000 resulting from a significant increase in development project activity

Cash used in investing activities decreased approximately $60,000 due to lower investment in Machinery and Equipment.

Cash used by financing activities decreased approximately $338,000 as cash used for principal payments on long-term debt increased approximately $2,000 and cash used for the purchase of treasury stock decreased approximately $95,000, while borrowings under the Company’s revolving credit facility increased approximately $245,000.

During the period covered by this report, the Company was in breach of certain covenants and other provisions of the documents related to its Industrial Development Revenue Bonds, the Mortgage on its Charlottesville, Virginia property, and the Term Notes and Line of Credit with First Commercial Bank. Among other things, the Company was in breach of the financial ratios discussed in Note 6 to the Financial Statements, covenants prohibiting future liens on, and pledges of, the Company’s assets, covenants requiring the delivery of financial information and compliance certificates, representations and warranties it made regarding encumbrances on the collateral, and covenants with respect to the Company’s management and affairs (including a covenant requiring the Company to obtain consent from the purchaser of the Industrial Development Revenue Bonds for any change in its executive officers).

The Company has obtained written waivers of the above referenced breaches. Additionally, the Company has received a written commitment from the purchaser of the Industrial Development

Revenue Bonds to amend the covenants related thereto to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) amend the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth covenant (to be defined as total liabilities divided by the sum of net worth less intangible assets), (d) add a restriction prohibiting additional bank debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete a covenant requiring the Company to maintain its primary banking relationship with the purchaser of the Industrial Development Revenue Bonds. As noted above, the Company also has negotiated an extension of its Term Notes and Line of Credit with First Commercial Bank to April 30, 2004.

Future capital requirements depend on numerous factors, including research and development, expansion of products lines, the resolution of the recent class action pursuit and potential related litigation, and other factors. Management believes that cash and cash equivalents, together with the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

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

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position (FSP) No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FSP FIN 46-6 deferred the effective date of the on-going disclosure and consolidation requirements of FIN 46 for VIEs created before February 1, 2003 if the reporting entity had not issued financial statements reporting the VIE as a consolidated entity as of the issuance date of the FSP. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after December 15, 2003. As of September 30, 2003, additional technical issues continue to be deliberated by the FASB. Futhermore, as of October 31, 2003, the FASB issued, for public comment, an exposure draft of a proposed interpretation to modify FIN 46.

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

Item 4. Controls and Procedures.

As of July 31, 2003, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date, with the following qualifications:

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

During the second quarter of fiscal year 2004, the Company began the implementation of a financial reporting structure and a consolidated budgeting process designed to improve the financial reporting environment. The reporting structure includes a schedule for reporting results on a monthly basis, while the budgeting process outlines the schedule by which budgets for all operations will be completed.

PART II—OTHER INFORMATION

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

Securities Class Action Litigation

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all others similarly situated, against the Company, PricewaterhouseCoopers LLP, the Company’s independent accountant, J. Mervyn Nabors, a current director and former President and CEO of the Company, Eric J. McCracken, former Chief Financial Officer of the Company, and Michael T. Reed, former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 11, 1998 through March 17, 2003. The action seeks compensatory and other damages, and costs and expenses associated with the litigation. The outcome of such actions cannot be predicted and its impact, if any, cannot be assessed at this time. Any resolution of such litigation could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Matters Relating to the American Stock Exchange

In April 2003, the Company contacted the American Stock Exchange (the “Amex”) to begin a dialogue regarding the anticipated late filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2003, the financial misstatements and contributing causes previously disclosed by the Company, the SEC’s investigation and related matters. Since that time, the Company has had frequent contact with the Amex staff to keep them apprised of the results of the Company’s internal review of such misstatements, the Company’s progress in preparing its Annual Report, this Quarterly Report on Form 10-Q and its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, and related matters.

On July 30, 2003, the Company received a deficiency letter from the Amex informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of the Company’s Form 10-K and this Form 10-Q. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. Subsequently, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its Annual Report on Form 10-K no later than October 31, 2003 and to file this Form 10-Q and the Form 10-Q for the fiscal quarter ended April 30, 2003 no later than November 15, 2003. The Amex has accepted the Company’s compliance plan, as amended, and the Company’s listing currently is being continued with the understanding that the Company will implement its compliance plan within the timeframe set forth therein.

On September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. Since the Company did not file this Form 10-Q and the Form 10-Q for the quarter ended April 30, 2003 by November 15, 2003 as specified in the compliance plan with the Amex, there is no assurance that the Company’s Common Stock will continue to trade on the Amex, or that the Company’s listing will be continued.

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

Item 3. Defaults Upon Senior Securities.

During the period covered by this report, the Company was in breach of certain covenants and other provisions of the documents related to its Industrial Development Revenue Bonds, the Mortgage on its Charlottesville, Virginia property, and its Term Notes and Line of Credit with First Commercial Bank. Among other things, the Company was in breach of certain financial ratios, covenants prohibiting future liens on, and pledges of, the Company’s assets, covenants requiring the delivery of financial information and compliance certificates, representations and warranties it made regarding encumbrances on the collateral, and covenants with respect to the

Company’s management and affairs (including a covenant requiring the Company to obtain consent from the purchaser of the Industrial Development Revenue Bond for any change in its executive officers).

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

(b) Reports on Form 8-K.

During the second quarter of fiscal year 2004, the Company filed current reports on Form 8-K as follows:

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