Form 10-Q
period 2003-10-31
AEROSONIC CORP /DE/
filed 2003-12-15
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of November 30, 2003, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

THIS DOCUMENT INCLUDES CERTAIN “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS AS WELL AS STATEMENTS IDENTIFIED BY WORDS SUCH AS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES” OR WORDS OF SIMILAR MEANING. THESE STATEMENTS ARE BASED ON OUR CURRENT BELIEFS OR EXPECTATIONS AND ARE INHERENTLY SUBJECT TO SIGNIFICANT UNCERTAINTIES AND CHANGES IN CIRCUMSTANCES, MANY OF WHICH ARE BEYOND OUR CONTROL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THESE EXPECTATIONS DUE TO CHANGES IN GLOBAL POLITICAL, ECONOMIC, BUSINESS, COMPETITIVE, MARKET AND REGULATORY FACTORS.

Significant Events. On March 17, 2003, Aerosonic Corporation (the “Company”) issued a press release stating that it had initiated an investigation into financial and accounting irregularities involving revenue and inventory reported during prior periods. On May 19, 2003, J. Mervyn Nabors resigned as the Company’s Chairman and ceased all day-to-day involvement in management activity. Prior to this event, David A. Baldini was appointed President of the Company (on November 14, 2002) to replace Mr. Nabors in that capacity, and Gary E. Colbert was appointed Chief Financial Officer (on January 14, 2003) to replace Eric J. McCracken in that capacity, who had resigned in October 2002.

On October 31, 2003, the Company filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (the “2003 Form 10-K”). As discussed in the Company’s 2003 Form 10-K, as a result of the Company’s investigation into financial and accounting irregularities, the Company restated its financial statements for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, and restated its previously reported unaudited financial information for the first three quarters of the fiscal year ended January 31, 2003. The Company’s 2003 Form 10-K contains important information regarding such restatements, the contributing causes (including misstatements, falsification of inventory records, improper adjustments for obsolete and slow moving inventory, improper revenue recognition, improper fixed asset capitalization and errors in the application of Staff Accounting Bulletin No. 101 and generally accepted accounting principles) and the impact thereof on the Company and its operations and affairs.

Item 1 of Part II of this report includes, among other things, a discussion of an investigation by the U.S. Securities and Exchange Commission regarding the above referenced accounting issues and a discussion of securities class action lawsuits filed against the Company, PricewaterhouseCoopers LLP, the Company’s independent accountant, and three individuals, including a current director of the Company.

Item 1.	Financial Statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002 as restated	2003	2002 as restated
Revenue, net	$7,972,000	$7,001,000	$24,462,000	$18,989,000
Cost of sales	5,845,000	4,569,000	17,227,000	12,673,000

Gross profit	2,127,000	2,432,000	7,235,000	6,316,000

Selling, general and administrative expenses	2,413,000	2,040,000	7,250,000	5,612,000

Operating income (loss)	(286,000)	392,000	(15,000)	704,000

Other income (expense):
Interest expense, net	(43,000)	(34,000)	(149,000)	(158,000)
Miscellaneous income	18,000	141,000	20,000	73,000

	(25,000)	107,000	(129,000)	(85,000)

Income (loss) before income taxes	(311,000)	499,000	(144,000)	619,000
Income tax benefit (expense)	10,000	(16,000)	4,000	(20,000)

Net income (loss)	$(301,000)	$483,000	$(140,000)	$599,000

Basic and diluted earnings per share	$(0.08)	$0.12	$(0.04)	$0.15

Basic and diluted weighted average shares outstanding	3,921,019	3,915,646	3,921,019	3,918,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	October 31, 2003	January 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$455,000	$260,000
Receivables, net of allowance for doubtful accounts of $372,000 and $372,000	4,479,000	3,592,000
Income tax receivable	—	207,000
Costs and estimated profits in excess of billings	1,465,000	496,000
Inventories	5,722,000	5,582,000
Prepaid expenses	225,000	420,000
Deferred income taxes	476,000	476,000

Total current assets	12,822,000	11,033,000

Property, plant and equipment, net	4,036,000	4,218,000
Income tax receivable	1,828,000	1,854,000
Capitalized software cost and other assets, net	103,000	164,000

Total assets	$18,789,000	$17,269,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$2,592,000	$1,121,000
Revolving credit facilities	1,000,000	755,000
Accounts payable, trade	1,460,000	973,000
Compensation and benefits	944,000	774,000
Income taxes payable	202,000	239,000
Accrued expenses and other liabilities	3,714,000	2,100,000

Total current liabilities	9,912,000	5,962,000

Long-term debt and notes payable due after one year	—	2,290,000
Deferred income taxes	44,000	44,000

Total Liabilities	9,956,000	8,296,000

Commitments and contingencies
Shareholders’ equity
Common stock $.40 par value: authorized 8,000,000; shares issued and outstanding 3,986,262	1,595,000	1,595,000
Additional paid-in capital	4,559,000	4,559,000
Retained earnings	3,375,000	3,515,000
Less treasury stock: 65,243 shares at October 31, 2003 and January 31, 2003, at cost	(696,000)	(696,000)

Total shareholders’ equity	8,833,000	8,973,000

Total liabilities and shareholders’ equity	$18,789,000	$17,269,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Nine Months Ended October 31,
	2003	2002 as restated
Cash Flow from operating activities:
Net income (loss)	$(140,000)	$599,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	—	12,000
Stock compensation	—	111,000
Depreciation	294,000	359,000
Amortization	141,000	199,000
Deferred income taxes	—	(225,000)
Changes in assets and liabilities:
Receivables	(887,000)	(876,000)
Costs and estimated profits in excess of billings	(969,000)	—
Income taxes receivable and payable	196,000	(22,000)
Inventories	(140,000)	(772,000)
Prepaid Expenses	195,000	(336,000)
Capitalized software costs and other assets	(80,000)	1,000
Accounts payable, trade	487,000	511,000
Compensation and benefits	170,000	(59,000)
Accrued expenses and other liabilities	1,614,000	135,000

Net cash provided by (used in) operating activities	881,000	(363,000)

Cash flows from investing activities:
Capital expenditures	(112,000)	(479,000)

Net cash used in investing activities	(112,000)	(479,000)

Cash flow from financing activities:
Proceeds from revolving credit facilities	245,000	250,000
Purchase of treasury stock	—	(41,000)
Principal payments on long-term debt and notes payable	(819,000)	(686,000)

Net cash used by financing activities	(574,000)	(477,000)

Net increase (decrease) in cash and cash equivalents	195,000	(1,319,000)
Cash and cash equivalents at beginning of period	260,000	1,705,000

Cash and cash equivalents at end of period	$455,000	$386,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The January 31, 2003 consolidated balance sheet has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (the “2003 Form 10-K”) that the Company filed with the SEC on October 31, 2003. Operating results for the three months and nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004.

Note 2—Business

The Company is principally engaged in one business segment: The manufacture and service of aircraft instruments. The Company consists of four operating divisions in three locations. The divisions are: the Clearwater, Florida Instrument Division (“Clearwater Instruments”), the Aerosonic Wichita, Kansas Division (“Kansas Instruments”), Avionics Specialties, Inc., a Virginia corporation wholly owned by the Company (“Avionics”), and the Precision Component Division (“Precision Components”).

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. In August 1998, the Company formed a new division called Precision Components, to perform high volume precision machining of mechanical components, which was less than 10% of operations during the three months and the nine months ended October 31, 2003 and 2002.

During the three months and the nine months ended October 31, 2003, sales to Lockheed exceeded 10% of total revenues.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the third quarter mean the third quarter ended on October 31 of the referenced fiscal year. For example, references to the third quarter of fiscal year 2004 mean the third quarter ended October 31, 2003.

Note 3—Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS” or “FAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development and (or) normal use of the asset. The adoption of FAS 143 has not had a material effect on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, facilities closing, or other exit or disposal activity initiated after December 31, 2002. This statement requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will be applied prospectively to exit or disposal activities, if any, that are initiated after December 31, 2002. The impact of adoption of this pronouncement has not had a material effect on the consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation Number (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of FIN 45 has not had a material effect on the consolidated financial statements.

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities (described further below), including partnerships, limited liability companies, or trusts, among others (collectively referred to as “variable interest entities” or “VIEs” and separately referred to as a “VIE”). A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. If the legal entity is a VIE, then the reporting entity that is the primary beneficiary must consolidate it.

Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. On October 9, 2003, the FASB issued FASB Staff Position (“FSP”) No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. FSP FIN 46-6 deferred the effective date of the on-going disclosure and consolidation requirements of FIN 46 for VIEs created before February 1, 2003 if the reporting entity had not issued financial statements reporting the VIE as a consolidated entity as of the issuance date of the FSP. The on-going disclosure and consolidation requirements are effective for all annual or interim financial periods ending after December 15, 2003. As of September 30, 2003, additional technical issues continue to be deliberated by the FASB. Furthermore, as of October 31, 2003, the FASB issued, for public comment, an exposure draft of a proposed interpretation to modify FIN 46. Although management is continuing to assess whether any relationships of the Company would be affected by the implementation of FIN 46, at this time it does not believe that such implementation will affect the Company’s consolidated financial statements.

Note 4—Restatement

As discussed in the Company’s 2003 Form 10-K, as a result of the Company’s investigation into financial and accounting irregularities, the Company restated its financial statements for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, and restated its previously reported unaudited financial information for the first three quarters of the fiscal year ended January 31, 2003. As a result of the Company’s investigation, the Audit Committee recommended to the Company’s Board of Directors that J. Mervyn Nabors be removed from the his position as Chairman of the Board and that Mr. Nabors refrain from any day to day role in the management of the Company’s affairs. Subsequently, Mr. Nabors was permitted to resign as Chairman of the Board of Directors and from any day to day role in management of the Company’s affairs prior to the Board taking action on the Audit Committee’s recommendations. The Company’s 2003 Form 10-K contains important information regarding such restatements, the contributing causes (including misstatements, falsification of inventory records, improper adjustments for obsolete and slow moving inventory, improper revenue recognition, improper fixed asset capitalization and errors in the application of Staff Accounting Bulletin No. 101 and generally accepted accounting principles) and the impact thereof on the Company and its operations and affairs.

Accordingly, the Company has restated its financial statements for the three months ended April 30, July 31 and October 31, 2002. The accounting misstatements and resulting restatements are summarized below. As a result of the restatements set forth herein and in the attached financial statements and the underlying contributing factors discussed herein, the financial information previously reported by the Company and included in reports on Forms 10-Q previously filed by the Company for the three months ended April 30, July 31 and October 31, 2002 should not be relied upon and are superseded by the information in this Form 10-Q and Forms 10-Q filed on November 20, 2003 for the first and second quarters of fiscal year 2004.

The impact of the restatement on the three months and the nine months ended October 31, 2002 is as follows:

Inventory and Cost of Sales

The Company discovered misstatements and errors in its inventory accounting that resulted in an overstatement of the Company’s inventory at October 31, 2002. Cost of sales was overstated for the three months ended October 31, 2002 by approximately $24,000 and understated by approximately $96,000 for the nine months ended October 31, 2002. The changes in inventory and cost of sales resulted, in part, from the following:

•	General ledger entries that resulted in an understatement of cost of sales of approximately $301,000 during the nine months ended October 31, 2002 were reversed because the original general ledger entries had no supporting documentation.

•	As discussed below, the Company incorrectly recognized revenue for certain transactions during the three months and the nine months ended October 31, 2002. The transactions resulted in an overstatement of cost of sales of approximately $26,000 and $231,000 in those respective three month and nine month periods.

•	The Company did not properly account for a settlement with a provider of leased equipment. This incorrect accounting practice understated cost of sales by approximately $9,000 and $21,000 in the three months and the nine months ended October 31, 2002, respectively.

•	The Company incorrectly classified certain expenses as fixed assets, which resulted in the overstatement of cost of sales by approximately $3,000 and $9,000 for the three months and the nine months ended October 31, 2002, respectively.

•	The Company did not recognize sufficient amounts of inventory as obsolete or slow-moving or write-down inventory consigned to a customer in connection with the degradation in value resulting from the customer’s use of such inventory in a service pool for temporary replacement of instruments in aircraft. This understated cost of sales by approximately $11,000 and $34,000 for the three months and the nine months ended October 31, 2002, respectively.

•	Incorrect computation and application of overhead costs resulted in the understatement of cost of sales by approximately $4,000 and $11,000 for the three months and the nine months ended October 31, 2002, respectively.

The following table summarizes the balance sheet impact of the adjustments noted above:

October 31, 2002
Inventory, previously reported	$11,834,000
Cumulative adjustments *	(6,878,000)

Inventory, restated	$4,956,000

*	Also includes adjustments aggregating approximately $6,764,000 recorded in periods prior to the fiscal year 2003

Revenue Recognition

The Company has discovered errors in revenue recognition for each of the three months and nine months ended October 31, 2002. Approximately $1,178,000, $1,038,000 and $1,253,000 of revenue recognized in the three months ended April 30, July 31 and October 31, 2002, respectively, have been reversed by the restatement adjustments, while approximately $1,006,000, $1,063,000 and $1,248,000 of revenue recognized improperly in the three months ended January 31, April 30 and July 31, 2002, respectively, have been recognized in the fiscal quarters ended April 30, July 31 and October 31, 2002, respectively. The foregoing adjustments to of revenue were comprised of the following:

•	For the quarter ended October 31, 2002, errors in the recognition of revenue resulted in an overstatement of revenue of approximately $4,000 and an overstatement of cost of sales of approximately $26,000. For the nine months ended October 31, 2002, errors in the recognition of revenue resulted in an overstatement of revenue of approximately $151,000 and an overstatement of cost of sales of approximately $231,000. These errors were identified upon reviewing sales recorded at the end of the fiscal quarter and assessing the application of SEC Staff Accounting Bulletin 101 when determining whether or not delivery and acceptance had occurred and that title had passed. In addition, the Company has one customer with whom it has historically experienced a high percentage of sales returns, and the Company determined that it should not recognize revenue until actual payment was received from this customer. Accordingly, all sales to this customer that were originally recorded were reversed and new sales transactions were recorded for the quarter based upon cash payments received.

The following table presents the effect of the aforementioned adjustments on total revenue:

	Three months ended October 31, 2002	Nine months ended October 31, 2002
Revenue, previously reported	$7,005,000	$19,140,000
Adjustments	(4,000)	(151,000)

Revenue, restated	$7,001,000	$18,989,000

Other Items

The Company also has discovered errors in other items for the three months and nine months ended October 31, 2002. The other incorrect items are as follows:

•	The incorrect recognition of accrued expenses for employee benefits resulted in the understatement of cost of sales by approximately $18,000 and the understatement of general and administrative expense by approximately $4,000 for the nine months ended October 31, 2002.

•	The incorrect recognition of an executive bonus resulted in the overstatement of general and administrative expense of approximately $13,000 for the three months ended October 31, 2002 and the understatement of general and administrative expense of approximately $13,000 for the nine months ended October 31, 2002.

•	The incorrect recognition of other asset balances related to insurance policies for key executives resulted in the overstatement of general and administrative expense of approximately $3,000 for the quarter ended October 31, 2002 and the understatement of general and administrative expense of approximately $25,000 for the nine months ended October 31, 2002.

•	The Company incorrectly recorded expenses associated with a pension plan for a former President of the Company that resulted in the overstatement of general and administrative expense of approximately $11,000 and $32,000 for the three months and the nine months ended October 31, 2002, respectively.

•	The Company did not properly accrue for legal and other expenses that resulted in the understatement of general and administrative expense of approximately $29,000 and $90,000 for the three months and the nine months ended October 31, 2002, respectively.

•	The Company incorrectly did not recognize an expense for an uncollectible loan that resulted in the understatement of selling, general and administrative expense of approximately $6,000 and $14,000 for the three months and the nine months ended October 31, 2002, respectively.

•	The Company incorrectly classified expenditures as fixed assets that resulted in the understatement of general and administrative expense of approximately $6,000 and $12,000 for the three months and the nine months ended October 31, 2002, respectively.

Income Taxes

The above adjustments had a significant effect on the Company’s income tax obligations. The restatement adjustments resulted in an increase in pre-tax income of approximately $27,000 for the three months ended October 31, 2002 and a decrease in pre-tax income by approximately $333,000 for the three months and the nine months ended October 31, 2002, respectively. This change reduced the Company’s current tax obligation from the amounts previously reported and paid which decreases income tax expense.

•	As a result of the adjustments noted above, the Company recorded an adjustment to its income tax provision, decreasing its income tax expense by approximately $152,000 for the quarter ended October 31, 2002 and increasing its income tax expense by approximately $31,000 for the nine months ended October 31, 2002.

The following table presents the effects of the aforementioned adjustments to the Company’s income tax obligations:

	Three months ended October 31, 2002	Nine months ended October 31, 2002
Income tax expense, as reported	$136,000	$(51,000)
Adjustments	(152,000)	31,000

Income tax expense, as restated	$(16,000)	$(20,000)

The following table presents the impact of the foregoing adjustments on our previously reported statement of operations on a condensed basis for the three months and nine months ended October 31, 2002:

	Three months ended October 31, 2002		Nine months ended October 31, 2002
	Previously Reported	As Restated	Previously Reported	As Restated
Total revenue	$7,005,000	$7,001,000	$19,140,000	$18,989,000
Total cost of sales	(4,593,000)	(4,569,000)	(12,576,000)	(12,673,000)
Other operating expenses	(1,940,000)	(1,933,000)	(5,612,000)	(5,697,000)

Income before income taxes	472,000	499,000	952,000	619,000
Income tax benefit (expense)	136,000	(16,000)	(51,000)	(20,000)

Net income (loss)	$608,000	$483,000	$901,000	$599,000

Earnings (loss) per share	$0.16	$0.12	$0.23	$0.15

The following table presents the impact of the adjustments on our previously reported balance sheets at October 31, 2002:

	As of October 31, 2002
	Previously Reported	As Restated
Cash and cash equivalents	$386,000	$386,000
Accounts receivable, net	5,363,000	4,187,000
Inventories	11,834,000	4,956,000
Prepaid expenses	469,000	467,000
Deferred income taxes	422,000	461,000

Total current assets	18,474,000	10,457,000
Property, plant and equipment, net	4,349,000	4,295,000
Income tax receivable	—	1,860,000
Capitalized software cost and other assets, net	296,000	239,000

Total assets	$23,119,000	$16,851,000

Long-term debt and notes payable due within one year	$1,079,000	$1,079,000
Revolving credit facilities	750,000	750,000
Other current liabilities	3,390,000	3,767,000

Total current liabilities	5,219,000	5,596,000
Long-term debt	2,609,000	2,609,000
Deferred income taxes	148,000	37,000

Total liabilities	7,976,000	8,242,000
Shareholders’ equity	15,143,000	8,609,000

Total liabilities and equity	$23,119,000	$16,851,000

Note 5 – Inventories

Inventories are stated at the lower of cost or market. Cost is determined using a method that approximates the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete. Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. At fiscal year end, these estimates are affected by the nature of the operation at which the items are located and the time at which a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2003. For interim reporting periods, the Company utilizes monthly work in process inventory reports to estimate the value of such inventories.

Inventories at October 31, 2003 and January 31, 2003 consisted of the following:

	October 31, 2003	January 31, 2003
Raw materials	$2,744,000	$2,322,000
Work in process	2,605,000	2,545,000
Finished goods	373,000	715,000

	$5,722,000	$5,582,000

Note 6 – Long Term Debt and Notes Payable

Long-term debt and notes payable at October 31, 2003 and January 31, 2003 consisted of the following:

	October 31, 2003	January 31, 2003
Note payable	$734,000	$871,000
Industrial development revenue bonds	687,000	742,000
Mortgage note payable	409,000	464,000
Note payable, equipment	279,000	493,000
Note payable, II	390,000	724,000
Capitalized leases	93,000	117,000

	2,592,000	3,411,000
Less current maturity	2,592,000	1,121,000

	$—	$2,290,000

Covenants

The Company’s long-term debt agreements with First Commercial Bank (“FCB”) include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio not to exceed 1.0:1, a current ratio of not less than 2.0:1 and a long-term debt service coverage of 1.25:1. The Company’s long-term debt agreements with SunTrust Bank (“SunTrust”) include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio that does not exceed 1.0:1, a current ratio of not less than 2.5:1, a quick ratio of not less than 0.75:1, working capital of not less than $4.0 million and a minimum net worth of $6.0 million. As described in its 2003 Form 10-K, the Company was in breach of certain of the foregoing financial covenants as of January 31, 2003 and for much of the nine months ended October 31, 2003. On October 30, 2003, the Company obtained waivers of such covenant violations, and SunTrust and FCB agreed to suspend measurement of the financial covenants until January 31, 2004 or later. However, it is likely that the Company will be in violation of one or more of its restrictive covenants at January 31, 2004. Consequently, the Company has reclassified its remaining long-term debt of approximately $960,000 as a current liability.

The Security Agreements that collateralize the Company’s obligations with respect to the debt agreements with FCB subject the Company to a number of additional covenants that, among other things, (a) require the Company, upon demand by the lender, to hold all checks received by the Company in respect of its accounts and other collateral in trust for the lender and deliver, not less than daily, the same to the lender, (b) require the Company, upon demand by the lender, to give written notice of the lender’s security interest to certain customers of the Company, open and maintain a lock box with the lender for the receipt and remittance of all payments under the Company’s accounts and similar collateral, and notice the Company’s purchasers to make payments on their accounts with the Company directly to the lender, (c) prohibit the Company from granting a security interest in its accounts, inventory and certain other assets, (d) require the Company to maintain all corporate checking accounts with the lender, (e) require the Company to maintain insurance on its inventory for the benefit of the lender, and (f) require the Company to submit to the lender quarterly and annual financial information, annual accountant’s reports, notices of certain litigation and such other information as the lender may reasonably request.

The Financing Agreement and the Mortgage and Security Agreement relating to the Industrial Development Revenue Bonds (“IDRB”) held by SunTrust subject the Company to a number of additional covenants that, among other things, (a) prohibit the Company from paying dividends in excess of 25% of the amount of the addition to retained earnings for the calendar year, (b) prohibit the Company from consummating a merger or sale of all or substantially all of its assets or the sale of any asset deemed by the purchaser of the IDRB (the “Bond Holder”) to be necessary for the successful operation of the Company’s business, (c) require the Company to obtain the Bond Holder’s consent for changes in its corporate management, (d) prohibit officer compensation and compensation to shareholders and immediate family members of shareholders from exceeding levels acceptable to the Bond Holder, (e) allow the trustee under the IDRB to declare such debt due and payable if the Company, on a consolidated basis, experiences a material, adverse change in financial condition or operation which, in the opinion of such trustee, materially affects the Company’s ability to repay the obligation, (f) prohibit the Company from making any material change in the nature of its business, (g) prohibit the Company from changing its name, (h) prohibit the Company from granting a security interest in or otherwise encumbering its assets, (i) require the Company to obtain consent for material additions to or modifications of its Clearwater, Florida plant, property and equipment, (j) require the Company to maintain insurance on its Clearwater, Florida plant, property and equipment, naming the trustee under the IDRB as the loss payee, (k) require the Company to submit quarterly and annual financial information, annual compliance certificates, notice of certain terminations or proposed terminations of government licenses or permits, and an annual accountants’ certificate, and (l) require the Company to maintain is primary depository relationship with the Bond Holder.

The Loan Agreement and Deed of Trust with respect to the Mortgage Note Payable held by SunTrust subject the Company to a number of additional covenants that, among other things, (a) require the Company to submit quarterly and annual financial information, (b) prohibit the Company from granting a security interest in or otherwise encumbering its assets, and (c) prohibit the Company from prepaying the IDRB.

In connection with the covenant waivers discussed above, the Company has received a written commitment from the Bond Holder (i.e., SunTrust) to amend the covenants to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) change the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth ratio (to be defined as total liabilities divided by the amount by which net worth exceeds intangible assets), and (d) add a restriction prohibiting additional debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete the covenant requiring the Company to maintain its primary depository relationship with the Bond Holder.

The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results and completing a restructuring of the Company’s existing credit facilities. Under its existing credit facilities, the Company is likely to be in violation of one or more of its restrictive covenants at January 31, 2004. Although the Company intends to negotiate new credit facilities with its lenders in order to provide more operating flexibility for the Company, which would also alleviate potential covenant violations, there is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2005, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Note 7 – Income Taxes

Income tax expense for the three months and nine months ended October 31, 2003 and 2002 consisted of:

	For the three months ended October 31		For the nine months ended October 31
	2003	2002 as restated	2003	2002 as restated
Current income tax benefit expense (credit)
Federal	$101,000	$(181,000)	$36,000	$(224,000)
State	10,000	(16,000)	4,000	(20,000)
Deferred tax valuation allowance	(101,000)	181,000	(36,000)	224,000

	$10,000	$(16,000)	$4,000	$(20,000)

With respect to the Company’s valuation allowance of $530,000 as of January 31, 2003, the Company has determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. The Company is recognizing this benefit to the extent of income tax expense during each reporting period. As of October 31, 2003, the Company had restored the valuation allowance to $530,000 after having reduced it during the first six months of the current fiscal year when the Company reported taxable income. An additional deferred tax benefit of approximately $36,000 was generated from losses incurred through October 31, 2003. However, the deferred tax valuation allowance was also increased by approximately $36,000 until it can be determined that it is more likely than not that the tax benefits will be realized.

The following table illustrates the difference between the statutory income tax rate applicable to the Company versus the effective tax (benefit) rate:

	For the three months ended October 31		For the nine months ended October 31
	2003	2002 as restated	2003	2002 as restated
Federal tax rate	(34.0)%	34.0%	(34.0)%	34.0%
State income taxes, net of federal tax benefit	(3.2)%	3.3%	(2.7)%	3.3%
Other-primarily non-deductible expenses	1.4%	2.2%	8.9%	2.2%
Deferred tax asset valuation adjustment	32.6%	(36.2)%	25.1%	(36.2)%

	(3.2)%	3.3%	(2.7)%	3.3%

Note 8 – Commitments and Contingencies

In accordance with a consent agreement with the Department of Environmental Protection signed by the Company in 1993, the Company’s environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company’s property in Clearwater, Florida. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000, the Company had utilized all amounts originally recorded in other accrued expenses, and Phase I remediation had been completed.

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2003, all existing reserve balances had been utilized. Based upon information provided by the Company’s environmental consultants, management estimates that the Company will incur post-remediation monitoring expenses of approximately $38,000, for which a reserve has been established as of January 31, 2003.

The Company’s contractual obligations for future minimum payments under our long-term debt and operating leases as of October 31, 2003 are as follows:

	Payments Due by Period
Contractual Obligations [1]	Total	Less than One Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$2,592,000	$2,592,000	—	—	—

Operating Leases	1,315,000	398,000	777,000	140,000	—

Total	$3,907,000	$2,980,000	$777,000	$140,000	—

[1]	In addition to the obligations set forth in this table, the Company has outstanding purchase commitments but has the ability to modify or terminate such commitments.

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its 2003 Form 10-K that was filed with the SEC on October 31, 2003 and other potential issues. The Company brought these potential violations to the attention of the SEC in conjunction with management’s internal investigation. The Company is cooperating fully with the SEC.

On July 30, 2003, the Company received a deficiency letter from the American Stock Exchange (“Amex”) informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of the Company’s 2003 Form 10-K and the Form 10-Q for the quarter ended April 30, 2003. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. On September 24, 2003, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its 2003 Form 10-K no later than October 31, 2003 and to file both its April 30 and July 31, 2003 Forms 10-Q no later than November 15, 2003. On October 8, 2003, the Amex accepted the Company’s compliance plan, as amended, and informed the Company that its listing on the Amex would be continued with the understanding that the Company would implement its compliance plan within the timeframe specified in the plan.

On September 25, 2003 (prior to the October 8, 2003 Amex acceptance of the Company’s compliance plan), the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. Trading in the Company’s Common Stock was resumed by the Amex on November 25, 2003, after the October 31, 2003 filing of the Company’s 2003 Form 10-K and the November 20, 2003 filing of its Forms 10-Q for April 30 and July 31, 2003.

A claim has been asserted by Miriam Frank, on behalf of the estate of former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with litigation that the United States government brought against the Company and Mr. Frank (the “Government Action”) and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank. As of the date of this quarterly report, Ms. Frank has not communicated the amount of her claim to the Company and has not provided the Company with information sufficient to determine the amount of the alleged loss. However, Mrs. Frank has submitted a November 1996 letter addressed to the Company from counsel to the Estate of Herbert J. Frank asserting an indemnification claim of approximately $350,000 plus interest, based upon the Government Action. In view of the available information, the Company believes that any obligation to pay the claim is remote.

Note 9 – Subsequent Events

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, the Company’s independent accountant, J. Mervyn Nabors, a current director and former President and CEO of the Company, Eric J. McCracken, former Chief Financial Officer of the Company, and Michael T. Reed, former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 11, 1998 through March 17, 2003. The action seeks compensatory and other damages, and costs and expenses associated with the litigation.

An additional class action suit was filed on November 21, 2003 by Johann Christian Pratsch in a similar dual capacity (the “Pratsch Suit”), against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiff Pratsch purchased the Company’s stock at “artificially inflated prices during the Class Period and has been damaged thereby.” Plaintiff Pratsch asserts a “Class Period” from May 3, 1999 through March 17, 2003.

The outcome of the Gaeta Suit and the Pratsch Suit cannot be adequately determined, and the impact upon the Company cannot be assessed at this time. Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in the Company’s 2003 Form 10-K, as a result of the Company’s investigation into financial and accounting irregularities, the Company restated its financial statements for the fiscal years ended January 31, 1999, 2000, 2001 and 2002, and restated its previously reported unaudited financial information for the first three quarters of the fiscal year ended January 31, 2003. As a result of the Company’s investigation, the Audit Committee recommended to the Company’s Board of Directors that J. Mervyn Nabors be removed from the his position as Chairman of the Board and that Mr. Nabors refrain from any day to day role in the management of the Company’s affairs. Subsequently, Mr. Nabors was permitted to resign as Chairman of the Board of Directors and from any day to day role in management of the Company’s affairs prior to the Board taking action on the Audit Committee’s recommendations. The Company’s 2003 Form 10-K contains important information regarding such restatements, the contributing causes (including misstatements, falsification of inventory records, improper adjustments for obsolete and slow moving inventory, improper revenue recognition, improper fixed asset capitalization and errors in the application of Staff Accounting Bulletin No. 101 and generally accepted accounting principles) and the impact thereof on the Company and its operations and affairs.

See Note 4 to Item 1. “Financial Statements,” which contains a detailed discussion of the impact of the restatement on the fiscal quarter ended October 31, 2002. Note 4 to Item 1. “Financial Statements” is hereby incorporated by reference herein into this Item 2.

Results of Operations

Revenues for the third quarter increased approximately $971,000 when compared to the third quarter of fiscal year 2003, as restated. This resulted from core instrument sales increasing by approximately $792,000 and revenue from the Joint Strike Fighter (“JSF”) and Block 60 development programs increasing by approximately $690,000, as compared to the third quarter of fiscal year 2003. These increases in revenue were partially offset by third quarter declines (from the third quarter of 2003, as restated) in Precision Components’ sales of approximately $319,000 and spare parts and repairs sales of approximately $192,000. For the nine months ended October 31, 2003, revenues increased approximately $5,473,000. This was due to a significant increase in development program billings of approximately $3,225,000 and an increase in core instrument sales of approximately $3,246,000, which were partially offset by combined decreases in sales of spare parts and repairs and precision components of approximately $998,000.

Gross profit for the three months ended October 31, 2003 decreased by approximately 13%, or approximately $305,000, when compared to the third quarter of fiscal year 2003, as restated. Contributing to this decrease in gross profit was the incurrence of approximately $30,000 in costs related to items the Company deems to be changes in the JSF development program. Under the JSF development contract, such costs are normally billed later and were not offset by any corresponding revenue, although the Company anticipates recognizing such revenue in the future. Additionally, there was a decrease of approximately $120,000 due to a change in sales mix and a decrease of approximately $155,000 due to production inefficiencies related to instrument production. The change in sales mix was due to an increase in lower-margin development program revenues as a percentage of total sales, while higher-margin sales of spares and repairs revenue decreased as a percentage of total revenue. However, for the nine months ended October 31, 2003, gross profit increased approximately 15%, or approximately $919,000, when compared to the first nine months of fiscal year 2003, as restated. This increase is due to substantial increases in the volume of core instrument sales as well as development program revenues.

Selling, general and administrative expenses for the third quarter increased approximately $373,000 when compared to the three months ended October 31, 2002, as restated. Selling, general and administrative expenses for the nine months ended October 31, 2003 increased approximately $1,638,000 when compared to the nine months ended October 31, 2002, as restated. The increase reported for the fiscal quarter ended October 31, 2003 is attributable to the incurrence of ongoing legal and accounting fees of $842,000, primarily related to the restatement, for the three months ended October 31, 2003 and $2,246,000 for the nine months ended October 31, 2003. The increase related to these fees is partially offset by reductions in corporate compensation, benefits, travel and other expenses of approximately $330,000 and $447,000, respectively, a reduction in consulting and contracted services of approximately $71,000 and $93,000, respectively, and an insurance recovery of approximately $68,000 and $68,000, respectively, for the three and the nine months ended October 31, 2003.

Miscellaneous income decreased approximately $123,000 and $53,000 for the three months and nine months ended October 31, 2003, when compared to the corresponding periods ended October 31, 2002, as restated. Contributing to the income decline from corresponding periods in the prior year, during the three months and nine months ended October 31, 2002, the Company received a settlement from litigation with its former President and Chief Executive Officer of approximately $150,000. However, this was partially offset during the nine months ended October 31, 2002, by the Company’s one-time expense of approximately $65,000 related to the conversion of a healthcare plan from a mutual non-profit company to a private for-profit company. In addition, during the three months and the nine months ended October 31, 2003, the Company recorded a gain of approximately $27,000 related to a British Pound-denominated bank account resulting from an appreciation of the British Pound against the U.S. Dollar.

Income tax expense decreased approximately $26,000 and $24,000 for the three months and the nine months ended October 31, 2003, respectively, when compared to the three months and the nine months ended October 31, 2002, as restated. The lower effective tax rates in fiscal year 2004 are attributable to a decrease in tax expense resulting from a decrease in taxable income.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $881,000 for the nine months ended October 31, 2003, an increase of $1,244,000 when compared to the nine months ended October 31, 2002, as restated. This increase is primarily attributable to:

•	A decrease in net income of approximately $739,000

•	An increase in accrued expenses and other liabilities of approximately $1,479,000 due to the recording of expenses for payments due on the F-35 development program as well as increased expenses for professional fees related to the restatement

•	A decrease in accounts payable of approximately $24,000

•	A decrease in net income taxes receivable and payable of approximately $218,000 due to the receipt of refunds from research and experimentation credits

•	An increase due to reductions in prepaid expenses related to product development programs of approximately $531,000

•	An increase in compensation and benefits of approximately $229,000

•	A decrease due to the recording of costs and estimated profits in excess of billings of approximately $969,000 resulting from a significant increase in development project activity

•	An increase of approximately $632,000 due to reductions in inventories resulting from higher volume

•	An increase of approximately $225,000 due to deferred income taxes as taxable income for the current fiscal year is much lower than the previous fiscal year

•	A decrease due to a reduction in non-cash expenses of approximately $246,000 due to lower investment in plant and equipment as well as the deferral of the Company 401K match until the fourth quarter

•	A decrease of approximately $92,000 due to increases in trade accounts receivable, capitalized software and other assets

Cash used in investing activities decreased approximately $367,000 due to lower investment in Machinery and Equipment.

Cash used by financing activities increased approximately $97,000 as cash used for principal payments on long-term debt increased approximately $133,000 and cash used for the purchase of treasury stock decreased approximately $41,000, while borrowings under the Company’s revolving credit facility decreased approximately $5,000.

The Company has received a written commitment from the Bond Holder (i.e. SunTrust) to amend the covenants related thereto to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) amend the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth covenant (to be defined as total liabilities divided by the sum of net worth less intangible assets), (d) add a restriction prohibiting additional bank debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete a covenant requiring the Company to maintain its primary banking relationship with the Bond Holder. As noted above, the Company also has negotiated an extension of its Term Notes and Line of Credit with First Commercial Bank to April 30, 2004.

Future capital requirements depend on numerous factors, including research and development, expansion of products lines, the resolution of the recently filed class action suits and potential related litigation, and other factors. Management believes that cash and cash equivalents, together with the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary capital expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

As a consequence of the Company’s restatement of results of operations and the recent class action lawsuit, the Company’s creditworthiness may be diminished from what existed prior to the restatement. The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results and completing a restructuring of the Company’s existing credit facilities. Under its existing credit facilities, the Company is likely to be in violation of one or more of its restrictive covenants at January 31, 2004. Although the Company intends to negotiate new credit facilities with its lenders in order to provide more operating flexibility for the Company which would also alleviate potential covenant violations, there is no assurance that these initiatives will be successful. Failure to successfully complete these initiatives could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2005, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4.	Controls and Procedures.

As of October 31, 2003, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date, with the following qualifications:

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

During the fiscal quarter ended October 31, 2003, the Company drafted a disaster recovery plan for adoption and implementation in the near future. In addition, a test environment was established to allow development of system capabilities in advance of their implementation to ensure their accuracy without violating the integrity of the operating systems. Finally, controls and procedures were implemented to ensure GAAP compliance is in place for revenue and capitalization transactions.

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

Class Action Litigation

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, PricewaterhouseCoopers LLP, the Company’s independent accountant, J. Mervyn Nabors, a current director and former President and CEO of the Company, Eric J. McCracken, former Chief Financial Officer of the Company, and Michael T. Reed, former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 11, 1998 through March 17, 2003. The action seeks compensatory and other damages, and costs and expenses associated with the litigation.

An additional class action suit was filed on November 21, 2003 by Johann Christian Pratsch in a similar dual capacity (the “Pratsch Suit”), against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiff Pratsch purchased the Company’s stock at “artificially inflated prices during the Class Period and has been damaged thereby.” Plaintiff Pratsch asserts a Class Period from May 3, 1999 through March 17, 2003.

The outcome of the Gaeta Suit and the Pratsch Suit cannot be adequately determined, and the impact upon the Company, cannot be assessed at this time. Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flows.

Matters Relating to the American Stock Exchange

In April 2003, the Company contacted the American Stock Exchange (the “Amex”) to begin a dialogue regarding the anticipated late filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2003, (the “2003 Form 10-K”) the financial misstatements and contributing causes previously disclosed by the Company, the SEC’s investigation and related matters. Since that time, the Company has had frequent contact with the Amex staff to keep them apprised of the results of the Company’s internal review of such misstatements, the Company’s progress in preparing its Annual Report, this Quarterly Report on Form 10-Q and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30 and July 31, 2003, and related matters.

On July 30, 2003, the Company received a deficiency letter from the Amex informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s May 22, 2003 disclosure regarding underlying causes of the financial misstatements and the late filing of the Company’s 2003 Form 10-K and the Form 10-Q for the quarter ended April 30, 2003. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. On September 24, 2003, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its Annual Report on Form 10-K no later than October 31, 2003 and to file both its April 30 and July 31, 2003 Forms 10-Q no later than November 15, 2003. On October 8, 2003, the Amex accepted the Company’s compliance plan, as amended, and informed the Company that its listing on the Amex would be continued with the understanding that the Company would implement its compliance plan within the timeframe set forth in the plan.

On September 25, 2003 (prior to the October 8, 2003 Amex acceptance of the Company’s compliance plan), the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. Trading in the Company’s Common Stock was resumed by the Amex on November 25, 2003, after the October 31, 2003 filing of the Company’s 2003 Form 10-K and the November 20, 2003 filing of its Forms 10-Q for April 30 and July 31, 2003.

Item 3.	Defaults upon Senior Securities.

During the three months and nine months ending October 31, 2003, the Company was in breach of certain covenants and other provisions of the documents related to its Industrial Development Revenue Bonds (“IDRB”), the Mortgage on its Charlottesville, Virginia property, and its Term Notes and Line of Credit with First Commercial Bank. Among other things, the Company was in breach of certain financial ratios, covenants prohibiting future liens on, and pledges of, the Company’s assets, covenants requiring the delivery of financial information and compliance certificates, representations and warranties it made regarding encumbrances on the collateral, and covenants with respect to the Company’s management and affairs (including a covenant requiring the Company to obtain consent from the purchaser of the IDRB (the “Bond Holder”) for any change in its executive officers).

The Company obtained written waivers of the above referenced breaches, and the Company’s lenders agreed to suspend measurement of certain financial covenants until January 31, 2004. Additionally, the Company has received a written commitment from the Bond Holder to amend the covenants to (a) delete the minimum working capital requirement, minimum quick ratio requirement, minimum current ratio requirement and minimum net worth requirement, (b) add a minimum debt service coverage requirement of 1.5 (to be defined as the sum of net income, depreciation expense, amortization expense and interest expense, divided by current portion of long-term debt), (c) amend the debt to tangible net worth ratio to a maximum total liabilities to tangible net worth covenant (to be defined as total liabilities divided by the sum amount by which net worth exceeds intangible assets), (d) add a restriction prohibiting additional bank debt in excess of $100,000, (e) delete the restriction on changes in corporate management, and (f) delete a covenant requiring the Company to maintain its primary banking relationship with the Bond Holder.

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

During the third quarter of fiscal year 2004, the Company filed Current Reports on Form 8-K as follows:

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

Date: December 15, 2003	AEROSONIC CORPORATION

/s/ David A. Baldini

David A. Baldini, President and Chief Executive Officer

Date: December 15, 2003	/s/ Gary E. Colbert

Gary E. Colbert, Chief Financial Officer