Form 10-K
period 2004-01-31
AEROSONIC CORP /DE/
filed 2004-04-06
CIK 109471

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2004

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

Yes ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,845,000 as of July 31, 2003 based upon the closing price of the Common Stock on the American Stock Exchange (“Amex”) on that date, and approximately $20,791,000 as of March 31, 2004, based upon the closing price of the Common Stock on the Amex on that more recent date.

As of March 31, 2004, the issuer had 3,921,019 shares of Common Stock outstanding.

Documents Incorporated by Reference: None.

#

AEROSONIC CORPORATION

FORM – 10K

YEAR ENDING JANUARY 31, 2004

Management's Discussion and Analysis

Signature Page

Report of Independent Certified Public Accountants - Tedder, James, Worden & Associates, P.A.

Report of Independent Certified Public Accountants – PricewaterhouseCoopers LLP

Financial Statement Schedules

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

Significant Events. On March 17, 2003, Aerosonic Corporation (the “Company”) issued a press release stating that it had initiated an investigation into financial and accounting irregularities involving revenue and inventory reported during prior periods. On May 19, 2003, J. Mervyn Nabors resigned as the Company’s Chairman and ceased all day-to-day involvement in management activity. Prior to this event, David A. Baldini was appointed President of the Company (on November 14, 2002) to replace Mr. Nabors in that capacity, and Gary E. Colbert was appointed Chief Financial Officer (on January 14, 2003), to replace Eric J. McCracken in that capacity, who had resigned in October 2002. Item 3 and Item 7 of this report include discussions of both an investigation by the U.S. Securities and Exchange Commission regarding the above referenced financial and accounting issues and a halt of trading in the Company’s Common Stock imposed by the American Stock Exchange on September 25, 2003 that continued until November 25, 2003. Such investigation and trading halt also are discussed in several other portions of this report.

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

The Company is principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. The Company consists of four operating divisions in three locations. The divisions are: the Clearwater, Florida Instrument Division (“Clearwater Instruments”), the Wichita, Kansas Division (“Kansas Instruments”), Avionics in Earlysville, Virginia, and the Clearwater, Florida Precision Component Division (“Precision Components”).

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines in the aircraft instrument segment: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. In August 1998, the Company formed Precision Components as a new division to perform high volume precision machining of mechanical components, which was not significant to operations in the fiscal years ended January 31, 2004, 2003 or 2002.

The Company has a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2004 mean the fiscal year ended January 31, 2004.

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

The military original equipment manufacturers (“OEM”), such as BAE Systems LTD, Bell Helicopter Textron Inc., Korea Aerospace Industries, Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation, The Boeing Company (“Boeing”), and others, have increased their reliance on their subcontractors to carry a greater share of the aircraft responsibility, including system requirements, hardware design, and physical and electrical interfaces. This increased responsibility has allowed Aerosonic to develop a greater technical capability for serving its customer base. The evolution of this role has taken Aerosonic to a dominant position in its business segment within the military aircraft market.

This increased technical capability has also positioned the Company to push further into the commercial aircraft market with our new technologies. New development programs with Gulfstream Aerospace Corporation, Learjet Inc., and Raytheon Aircraft Company will allow us to increase and protect our market share.

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

Products and Distribution

The Company’s products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the U.S. military services. For the fiscal year ended January 31, 2004, approximately 48% of the Company’s total sales were to the private sector and 52% to United States military services.  For the fiscal year ended January 31, 2003, approximately 60% of the Company’s total sales were to the private sector and 40% to United States military services.  This shift in volume is due to the increase in development activity for the F-35 development program as well as the ramp-up of production for the 32A contract, both of which are military applications.  Domestic sales of the Company’s products are made to many different commercial (non-government) customers, and there is an increasing movement toward development contracts for future applications. For the fiscal year ended January 31, 2004, sales related to development programs accounted for approximately 20% of net sales, or $6.3 million, an increase of $2.2 million from the fiscal year ended January 31, 2003, where such sales represented 16% of net sales.  During fiscal year 2004, there were two commercial customers, Lockheed and Boeing, who represented 25% and 11%, respectively, of total revenues.  A substantial amount of the business related to these customers is related to contracts each customer has with the U.S. Government. If the Company lost either of these customers, such a loss would have a material adverse effect on the Company’s results of operations.

In addition, the Company sells its products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 13%, 17%, and 28% for the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

Most of the Company’s instrument sales are made directly through Company employees to OEMs or to the United States military, with the Company’s remaining sales being made through other customers (who resell to aircraft operators).

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

The Company is currently developing a new product line that includes microprocessor-based sensors with an analog pointer display that have been selected by Cessna to be standby units on their new Mustang light jet program.  The Microprocessor-based Standby Airspeed indicator and the Microprocessor-based Standby Altimeter indicator have completed their preliminary design review.  These indicators combine the accuracy, robustness and the long term mean time before failure of electronic sensing presented with a “pilot familiar” analog pointer display.  Initial deliveries of test instruments will be made during the second quarter of fiscal 2005.

Precision Components operates as a high precision machining operation. Precision Components products include a variety of mechanical parts primarily related to the optics industry. Some of the products include the mechanical components for rifle scopes, printing presses, microscopes and tank gun sights.

Customers

The Company primarily markets its products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. The Company also markets its products to private aircraft owners through its network of authorized resellers.

Contracts

The Company’s contracts are normally for production or development. The Company’s production contracts are typically fixed-price over a two to five year period, and the industry trend for such contracts is moving away from five year contracts and toward two year contracts. The Company also secures purchase orders from customers for product sales in the normal course of business that are binding contracts upon acceptance of the terms of orders by the Company.

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

Development contracts provide resources for technology advancement necessary for development of various products. The Company negotiates for and generally receives payments from customers based upon milestones that correlate with the costs incurred.  Early in our fiscal year ended January 31, 2003, we were notified that a variation of the IMFP had been selected for use on the Joint Strike Fighter.  Development of this system continued through fiscal year 2004 and is expected to conclude in fiscal year 2006.  During the fiscal year ended January 31, 2004, the Company was awarded a development contract to provide the stall prevention system for the new G150 business aircraft being developed jointly by Gulfstream and Israeli Aircraft Industries.

As discussed in Note 12 to the Financial Statements, on February 5, 2004 the Company sold its Engine Vibration Monitoring System (“EVMS”) product line inventory to Beran Instruments Limited, a U.K. company.  This sale, which also includes the U.S.-registered trademark “EVMS”, will allow the Company to concentrate on core technology developments in its other product lines.

In accordance with normal practice, most of our contracts with the U.S. Government and its agencies and departments are subject to partial or complete termination at any time at the government’s convenience. Our government contracts generally contain provisions providing that in the event of a termination for convenience by the government, the Company shall have the right to recover allowable costs incurred to the date of termination as well as a proportionate share of the profit on the work completed, consistent with U.S. Government contract regulations and procedures.

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

At January 31, 2004, the Company’s backlog of firm orders was approximately $27,414,000, a decrease of approximately $7,364,000 when compared to backlog as of January 31, 2003.  The amount of backlog that is deliverable within twelve months was approximately $22,446,000 at January 31, 2004, a decrease of approximately $1,993,000 when compared to January 31, 2003. The majority of the reduction in the overall backlog is due to work that was completed on the Joint Strike Fighter development program during the 2004 fiscal year.  The foregoing backlog amounts represent firm orders only and do not include current contract options. Such orders, however, may be subject to rescheduling and/or cancellation.

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

The Company has received TSO approval on over 400 different instruments, as well as 70 STCs. Most new instruments qualify for approval based on similarity. This provides a significant advantage to the Company and its customers by reducing the time required obtaining TSO approval on new instruments. The Company also has many instruments with JAA approval.

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

Research and Development

The Company expended approximately $167,000, $745,000 and $1,083,000 in research and development costs for potential new products and enhancements during the fiscal years ended January 31, 2004, 2003 and 2002, respectively.  The reduction in expenditures in 2004 is a result of the redirection of resources toward specific customer contracts where such charges are classified as cost of sales.  Approximately 28 engineers working at the Company, on a full-time or part-time basis, are involved in these activities.

The Company continued its various development efforts during fiscal year 2004 for both military and commercial applications, the most notable of which is the F-35 Joint Strike Fighter program.  The Company plans to continue its design efforts in the satisfaction of its existing contractual obligations as well as its internal development of products for future customer applications.

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

Employees

As of the fiscal year ended January 31, 2004, the Company employed 269 employees in its business operations. This consisted of 122 Clearwater Instrument employees, 15 Kansas Instrument employees, 125 Avionics employees and 7 Precision Component employees. The Company’s future success depends on the ability to attract, train and retain quality personnel. The Company’s employees are not represented by labor unions and management considers its relations with its employees to be good.

Available Information

The Company’s Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports are available on the Company’s Internet website address www.aerosonic.com as soon as reasonably practicable after such materials are filed with or furnished to the SEC.  The website address is intended to be an inactive textual reference only and none of the information contained on the Company’s website is part of this report nor is incorporated by reference herein.

The Company’s reports filed with the SEC also are available from the SEC, and can be obtained by accessing the SEC website at www.sec.gov/edgar.shtml or writing to the following address:

U.S. Securities and Exchange Commission

450 5th Street N.W.

Washington D.C. 20222

No charge is assessed for any access, viewing, printing or downloading reports from the Company’s Internet website. Alternatively, if a paper copy of any such report (without exhibits) is desired, please write to Gary E. Colbert, Chief Financial Officer, Aerosonic Corporation, 1212 North Hercules Avenue, Clearwater, Florida 33765, and a copy of such requested report will be provided, free of charge.

Item 2. Properties.

The following table sets forth the locations and general characteristics of the Company’s principal properties:

Location	Approximate Number of Square Feet
of Factory and Office Area
Clearwater, Florida…………………………………………………………...…	90,000
Wichita, Kansas………………………………………………………………...	7,500
Charlottesville, Virginia……………………………………………………...…	53,000

All of the Company’s properties are well maintained, fully occupied by the Company and suitable for the Company’s present level of production and usage. All locations operate one shift, five days a week. As of January 31, 2004, the Clearwater, Florida property, which is used by both Clearwater Instruments and Precision Components, was mortgaged in accordance with an Industrial Revenue Bond executed in 1987.  Subsequent to January 31, 2004, this mortgage was refinanced with Wachovia Bank N.A.  (See Notes 7 and 12, “Financial Statements”)

The Earlysville, Virginia property was purchased from Teledyne Industries in April 1994.  The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land.  As of January 31, 2004, the Virginia property was mortgaged by a long term note with SunTrust Bank N. A.  Subsequent to January 31, 2004, this mortgage was repaid when the Company refinanced its debt with Wachovia Bank N.A.  (See Notes 7 and 12, “Financial Statements”)

Item 3. Legal Proceedings.

SEC Formal Investigation

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in the Company’s annual report for the fiscal year ended January 31, 2003 and the subsequent quarterly reports on Form 10-Q, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues. The Company continues to cooperate fully with the SEC.

Matters Relating to the American Stock Exchange

On July 30, 2003, the Company received a deficiency letter from the American Stock Exchange (“Amex”) informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s disclosures regarding underlying causes of its financial misstatements and the late filing of the Company’s 2003 Form 10-K and the Form 10-Q for the quarter ended April 30, 2003. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. On September 24, 2003, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its 2003 Form 10-K no later than October 31, 2003 and to file both its April 30 and July 31, 2003 Forms 10-Q no later than November 15, 2003. On October 8, 2003, the Amex accepted the Company’s compliance plan, as amended, and informed the Company that its listing on the Amex would be continued with the understanding that the Company would implement its compliance plan within the timeframe specified in the plan.

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

Additional Proceedings and Matters

A claim has been asserted by Miriam Frank, on behalf of the estate of the Company’s former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with an investigation by the United States government of the unauthorized use of foreign-manufactured components in aircraft clocks manufactured and sold by the Company (the “Government Action”) and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank. As of the date of this report, Ms. Frank has not clarified the amount of her claim to the Company and has not provided the Company with information sufficient to determine the amount of the alleged loss. However, Mrs. Frank has submitted a November 1996 letter addressed to the Company from counsel to the Estate of Herbert J. Frank asserting an indemnification claim of approximately $350,000 plus interest, consisting of costs and expenses resulting from the Government Action. In view of the available information, the Company believes that any obligation to pay the claim is remote.

Securities Class Action Litigation

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, J. Mervyn Nabors, a former director and former President and CEO of the Company, Eric J. McCracken, a former Chief Financial Officer of the Company, and Michael T. Reed, a former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 13, 1998 through March 17, 2003. Subsequently Mr. Gaeta was joined by other named plaintiffs in this action to form what is referred to as the “Miville Group”.  The action seeks compensatory and other damages, and costs and expenses associated with the litigation.

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation," appointing Lead Plaintiffs (the "Miville Group"), approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.), and giving Lead Plaintiffs until April 27, 2004 to file an amended and consolidated class action complaint.  The outcome of the consolidated class action lawsuit cannot be adequately determined, and the impact upon the Company cannot be assessed, at this time. Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flow.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders for fiscal year 2003 on December 18, 2003, at which time shareholders elected six directors to serve on the six member board, until the next annual meeting.  The six elected directors, each of whom had been serving as a director prior to the meeting, include: David A. Baldini, Charles M. Foster, Robert J. McGill, William C. Parker, P. Mark Perkins and David M. Vosen.

The election of directors was the only matter voted upon at the annual meeting and 3,715,532 shares were voted at the meeting.  Mr. Baldini received a vote of 3,600,443 shares with 115,089 shares withheld, Mr. Foster received a vote of 3,626,859 shares with 88,673 shares withheld, Mr. McGill received a vote of 3,626,859 shares with 88,673 shares withheld, Mr. Parker received a vote of 3,224,257 shares with 491,275 shares withheld, Mr. Perkins received a vote of 3,626,859 shares with 88,673 shares withheld and Mr. Vosen received a vote of 3,626,871 shares with 88,661 shares withheld.  There were 0 abstentions.

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters.

The Company’s Common Stock is listed on the American Stock Exchange under the symbol “AIM”. As discussed above in “Item 3. Legal Proceedings – Matters Relating to the American Stock Exchange,” on September 25, 2003, the Amex halted trading in the Company’s Common Stock due to the lack of current financial information concerning the Company. The Amex permitted trading to resume on November 25, 2003, after the Company brought its reporting obligations up to date by filing its 2003 Form 10-K on October 31, 2003 and its Forms 10-Q for the quarters ended April 30 and July 31, 2003 on November 20, 2003.

The range of high and low sales prices as reported by the Amex for each of the quarters of the fiscal years ended January 31, 2004 and January 31, 2003 is as follows:

Fiscal Year Ended January 31, 2004

Quarter		Price		Price
1……………………………	High	$ 15.45	Low	$ 9.40
2…………………………..	High	$ 10.48	Low	$ 8.00
3…………………………..	High	$ 10.80	Low	$ 9.65
4…………………………..	High	$ 12.30	Low	$ 7.00

Fiscal Year Ended January 31, 2004

Quarter		Price		Price
1……………………………	High	$ 28.00	Low	$ 18.85
2…………………………..	High	$ 29.50	Low	$ 22.50
3…………………………..	High	$ 24.75	Low	$ 21.30
4…………………………..	High	$ 21.50	Low	$ 13.51

During those same periods, no cash dividends were paid. The Company does not anticipate or intend on paying a dividend in the foreseeable future. Rather, the Company intends to retain its earnings to finance the development and expansion of its business. Additionally, covenants in our long-term debt documents impose significant restrictions on our ability to pay dividends. Any future payment of any dividends on the Company’s Common Stock and the amount thereof will depend on the Company’s earnings, financial requirements, compliance with the above described covenants, and other factors deemed relevant by the Company’s Board of Directors.

As of March 12, 2004, the Company’s outstanding shares of Common Stock were owned by approximately 1,440 shareholders of record.

The following table sets forth information with respect to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved -by security holders	-----	N/A	N/A
Equity compensation plans not approved by security holders	-----	N/A	N/A
Total	-----	N/A	N/A

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

Item 6. Selected Financial Data.

The following selected financial data as of January 31, 2004 and 2003 and for each of the three years in the period ended January 31, 2004 have been derived from the Company’s audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of January 31, 2002 and 2001 have been derived from audited financial information not separately presented herein. The selected financial data as of January 31, 2000 has been derived from unaudited financial information.

	Years Ended January 31,
	2004	2003	2002	2001	2000(1)

Revenue……………………………….	$ 31,113,000	$ 25,672,000	$ 26,686,000	$ 23,528,000	$ 23,271,000
Cost of sales…………………………..	(22,494,000)	(16,783,000)	(17,441,000)	(15,381,000)	(18,812,000)
Gross Margin…………………………	8,619,000	8,889,000	9,245,000	8,147,000	4,459,000

Selling, general and
administrative expenses………	(8,421,000)	(7,776,000)	(8,082,000)	(8,130,000)	(7,538,000)
Operating income (loss)………………	198,000	1,113,000	1,163,000	17,000	(3,079,000)
Other income (expense)……………..	(121,000)	(129,000)	(431,000)	(349,000)	(418,000)
Income (loss) from before income
taxes………………………………..	77,000	984,000	732,000	(332,000)	(3,497,000)
Income tax benefit (expense)	465,000	22,000	(21,000)	(10,000)	366,000
Net income (loss)	$ 542,000	$ 1,006,000	$ 711,000	$ (342,000)	$ (3,131,000)
Basic and diluted earnings per
share………………………………..	$ 0.14	$ 0.26	$ 0.18	$ (0.09)	$ (0.80)

Total Assets	$ 18,985,000	$ 17,269,000	$ 16,093,000	$ 15,522,000	$ 17,509,000

Long term debt (2)	$ 2,416,000	$ 3,411,000	$ 4,374,000	$ 5,404,000	$ 4,293,000

(1)

During the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, the Company was unable to determine the full extent of adjustments that would be necessary to a fair presentation of the restated financial information included herein for the fiscal year ended January 31, 2000 due to unavailability of certain accounting records for periods predating the fiscal year ended January 31, 2001.  See Note 2 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 for a discussion of the restatement of the Company’s results for the fiscal years ended January 31, 1999, 2000, 2001, 2002.

(2)

Long term debt is defined as all outstanding long term debt and capital leases, including current maturities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt and commitments, both firm and contingent, that existed as of January 31, 2004, and trends, demands, commitments, events and uncertainties with respect to the Company’s ability to finance its continuing operations.

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

Overview

In March 2003, the Company announced that it had discovered apparent accounting discrepancies in previously reported financial information. As announced in March 2003 and on subsequent dates, upon discovery of such misstatements, the Company took immediate steps to quantify the extent of any incorrect financial reporting, discover the cause thereof, correct any problems and prevent future misstatements, including commencing a comprehensive internal review and notifying the U.S. Securities and Exchange Commission, the Company’s auditor, the American Stock Exchange, and the public of the existence of the apparent misstatements.  The nature and extent of the misstatements are fully disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Results of Operations

Revenues

Revenues increased $5,441,000, or 21%, to $31,113,000 for fiscal year 2004, from $25,672,000 for fiscal year 2003.  This growth was driven by an increase in revenue of $2,900,000 for the Joint Strike Fighter program, as well as an increase in core instrument sales of approximately $3,028,000.  These increases were partially offset by a decrease in Precision Component revenue of approximately $703,000.

Revenues for the fiscal year ended January 31, 2003 decreased $1,014,000, or 4% to $25,672,000 when compared to the results for fiscal year 2002. The decrease in revenue resulted primarily from a decrease in demand for commercial products that was partially offset by an increase in demand for government products.  For fiscal year 2003, the overall decrease in product sales was $3,320,000, or 16%, to $17,900,000 when compared to fiscal year 2002. However, such decrease in product sales was largely offset by the initiation of the Joint Strike Fighter development program, which was the primary reason for an increase in sales related to development projects of $2,193,000. The Company also experienced an increase in sales related to spare parts and repairs in fiscal year 2003 of approximately $113,000 when compared to fiscal year 2002.

Cost of Sales

Cost of sales increased $5,711,000 or 34%, to $22,494,000, or 72% of revenues, for fiscal year 2004 from $16,783,000, or 65% of revenues, for fiscal year 2003.  This increase in cost was primarily due to lower margins on the Joint Strike Fighter (“JSF”) development program, as approximately $260,000 of costs were incurred for what the Company believes were changes on scope and for which no additional revenue has yet been recognized.  In addition, the rate of growth in JSF program costs incurred exceeded the rate of growth in revenues recognized as additional testing was required during certain aspects of the development cycle.  Also, a shift in product mix where instrumentation revenues increased and represented a larger percentage of volume than in fiscal year 2003 (while revenues for repairs and spare parts remained relatively the same) put downward pressure on gross margins.

Cost of sales decreased $658,000 or 4%, to $16,783,000, or 65% of revenues, for fiscal year 2003 from $17,441,000 or 65% of revenues, for fiscal year 2002. This decrease in cost is primarily due to a reduction in revenue, as the change in sales mix that resulted in lower product sales was offset by higher sales of spare parts, repairs and development projects.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense increased $645,000, or 8%, to $8,421,000, or 27% of revenue, for fiscal year 2004 from $7,776,000, or 30% of revenues for fiscal year 2003. The increase in SG&A expense was attributable to one-time charges for auditing and legal fees related to the Company’s restatement of results of approximately $1,679,000, a retirement contract of approximately $134,000 and a consulting arrangement with the Company’s former Chairman and Chief Executive Officer of approximately $134,000.  These one-time charges were partially offset by reductions in engineering costs of approximately $652,000 that are largely due to the redeployment of engineering staff to the F-35 program where the engineering costs are absorbed in cost of sales, a reduction in compensation and benefits in general and administrative expense of approximately $275,000 and a reduction in consulting fees of approximately $100,000.

SG&A expense decreased $306,000, or 4%, to $7,776,000, or 30% of revenue, for fiscal year 2003 from $8,082,000, or 30% of revenue for fiscal year 2002. SG&A expense was 30% of revenues in fiscal year 2003 as well as in fiscal year 2002.  The decrease was attributable to decreased commission expenses for sales in Europe and Japan as well as the redirection of engineering resources from internally-funded research and development efforts to customer-funded design work for the Joint Strike Fighter program.

Interest Expense

Net interest expense decreased $38,000, or 18% to $169,000 in fiscal year 2004 from net interest expense of $207,000 in fiscal year 2003. The net interest expense decrease was primarily due to lower average outstanding debt during the year and lower interest rates.

Net interest expense decreased $218,000, or 51%, to $207,000 in fiscal year 2003 from net interest expense of $425,000 in fiscal year 2002. The net interest expense decrease was primarily due to lower average outstanding debt during the year and lower interest rates.

Other Income (Expense)

Other income, net decreased $30,000 to $48,000 in fiscal year 2004 from other income, net $78,000 in fiscal year 2003.  The decrease was primarily related to the one-time litigation settlement in fiscal year 2003 and was partially offset by foreign exchange gains on British Pound transactions.

Other income, net increased $84,000 to $78,000 in fiscal year 2003 from other income, net of ($6,000) in fiscal year 2002. The increase was primarily related to the settlement of litigation.

Income Tax Expense

Income tax expense was a benefit of $465,000 for fiscal year 2004 as compared to an income tax benefit of $22,000 for fiscal year 2003.  The income tax obligations that arise from pretax income for fiscal year 2004 are offset by the reversal of a deferred tax valuation allowance that had been previously recognized; as it is more likely than not that the deferred tax asset benefits will be realized in future periods.

The effective rate decreased 601.7% to (603.9%) in fiscal year 2004 from (2.2%) in fiscal year 2003. The decrease in the effective tax rate is primarily due to the reversal of a deferred tax valuation allowance that had been previously recognized.

Income tax expense was a benefit of $22,000 for fiscal year 2003 as compared to an expense of $21,000 for fiscal year 2002. The income tax obligations that arise from pretax income for fiscal year 2003 are offset by tax credits for research and development expenditures obtained through the filing of amended tax returns in the third quarter of fiscal year 2003 plus the change in the deferred tax allowance recognized in fiscal year 2003.

The effective tax rate decreased to (2.2%) in fiscal year 2003 from 2.9% in fiscal year 2002. The decrease in the effective tax rate is primarily due to the impact of the research and development credits that were recognized during fiscal year 2003 as well as the smaller change in the deferred tax valuation allowance recognized in fiscal year 2003 versus the large change in the deferred tax valuation allowance recognized in fiscal year 2002.

Income

Net income decreased $464,000 to $542,000, or 1.7% of revenue, for fiscal year 2004 from net income of $1,006,000, or 3.9% of revenue, for fiscal year 2003. Earnings per share decreased $0.12 to $0.14 for fiscal year 2004 from earnings per share of $0.26 in fiscal year 2003.

Net income increased $295,000 or 41% to $1,006,000, or 3.9% of revenue, for fiscal year 2003 from $711,000, or 2.7% of revenue, for fiscal year 2002. Earnings per share increased $0.08 to $0.26 for fiscal year 2003 from $0.18 in fiscal year 2002.

Inflation

The Company does not believe that inflation has had a material effect on the Company’s financial position or results of operations. However, the Company cannot predict the future effects of inflation.

Liquidity and Capital Resources

Cash provided by operating activities was $2,214,000 for fiscal year 2004, compared to $93,000 for fiscal year 2003.  The Company incurred substantial costs for professional services in fiscal year 2004, and a significant portion remained in accounts payable at January 31, 2004, resulting in a provision of cash of approximately $673,000.  In addition, a large payment that was accrued as an account payable but was paid subsequent to January 31, 2004 resulted in a provision of cash of approximately $650,000.  The ramp-up of production for the 32A government contract as well as the shipment of finished goods that were held at January 31, 2003 contributed to the cash provided by the decline in inventory of approximately $1,317,000.  Also, a reduction in accrued liabilities due to the payment of professional fees that were accrued at January 31, 2003 contributed to cash used due to a decline in accrued expenses and other liabilities of approximately $534,000.

Cash provided by operating activities was $93,000 for fiscal year 2003 as compared to cash provided by operating activities of $1,775,000 for fiscal year 2002. The decrease was primarily attributable to an increase in inventory balances in anticipation of fulfillment of orders for the 32A government contract that was awarded in May 2002 and the commencement of a product development contract for a government product application.

Cash used in investing activities was $403,000 for fiscal year 2004 as compared to $681,000 for fiscal year 2003.  The decrease was primarily attributable to the deferral of capital investment activity.

Cash used in investing activities was $681,000 for fiscal year 2003 as compared to $617,000 for fiscal year 2002. The decrease was primarily attributable to a slight decrease in investment in Machinery and Equipment.

Cash used in financing activities was $795,000 for fiscal year 2004 as compared to cash used of $857,000 in fiscal year 2003. This decrease in cash usage was primarily due to lower debt repayment obligations as well as the absence of treasury stock purchases.

Cash used in financing activities was $857,000 for fiscal year 2003 as compared to cash used of $530,000 in fiscal year 2002. This increase in cash usage was primarily due to repayments of a portion of the Company’s long-term debt.

To accommodate fluctuation in cash flow, the Company had a $1,000,000 revolving credit facility, which was set to expire in May 2003. As discussed below, the Company recently was in default under this facility with respect to, among other things, representations and warranties it made regarding encumbrances on the collateral, and covenants to provide annual and quarterly financial statements and maintain certain financial ratios, although waivers of such defaults were obtained. The Company requested and was granted subsequent extensions of this credit facility until September 5, 2003, December 5, 2003 and, most recently, until April 30, 2004. The credit facility originally bore interest at the trailing 90-day treasury index plus 2.75%. As a result of the extensions of the credit line, the interest rate for this facility has been changed to the prime rate, which was 4.00% as of September 5, 2003. At January 31, 2004, this facility was fully utilized.

As described in Note 12 to the Financial Statements, the Company completed a refinancing of its existing debt with Wachovia Bank, N.A. on February 25, 2004 (the “Wachovia Refinancing”).  The new debt facilities consist of a $3,000,000 term loan, a $2,500,000 revolving credit facility and a $211,000 term loan.  The proceeds from the refinancing were used to repay all of the Company’s debt obligations to First Commercial Bank and SunTrust Bank N.A.

The Company had been in breach of certain covenants and other provisions of the documents related to its Industrial Development Revenue Bond (“IDRB”), the Mortgage on its Earlysville, Virginia property, and the Term Notes and Line of Credit with First Commercial Bank.

The Company had previously obtained written waivers for breaches of covenant violations that had occurred during fiscal year 2004.  As of January 31, 2004, the Company was still in violation of certain financial covenants, but the underlying debt obligations were subsequently repaid out of the Wachovia Refinancing in February 2004.  The Company also had negotiated an extension of its Term Notes and Line of Credit with First Commercial Bank to April 30, 2004.  Consequently, the Company had no covenant violations with respect to its obligations to First Commercial Bank as of January 31, 2004.  All loan obligations to First Commercial Bank were paid out of the proceeds of the Wachovia Refinancing in February 2004.

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

As shown in the table below, as of January 31, 2004, there are liquidation payments that were due with respect to long-term debt and other contractual obligations in fiscal year 2005 and beyond:

	Payments Due by Period
Contractual Obligations		Less than	1 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Purchase Commitments	$7,680,000	$7,084,000	$ 596,000	$ -	$ -
Long-Term Debt (1)	$3,000,000	$ 200,000	$ 600,000	$ 400,000	$ 1,800,000
Operating Leases	$1,216,000	$ 398,000	$ 818,000	$ -	$ -
Total Contractual Cash Obligations	$11,896,000	$7,682,000	$2,014,000	$ 400,000	$ 1,800,000

(1)

The long term debt reflects the payments that are due as a result of the Wachovia Refinancing that was completed subsequent to January 31, 2004.

The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results.  The Company has successfully negotiated new credit facilities with its lenders in order to provide more operating flexibility for the Company than it previously had. However, failure to achieve expected operating results could have a material adverse effect on our liquidity and our operations in fiscal year 2005, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending and, if necessary, selling assets.

Acquisitions

Currently, the Company has no arrangements or understandings with respect to any acquisitions. Nevertheless, the Company continues to monitor acquisition opportunities. The Company’s ability to consummate any acquisitions, including a merger with another entity, is substantially limited by covenants in the Company’s long term debt documents.

Environmental Matters

In accordance with a consent agreement with the Department of Environmental Protection that was signed by the Company in 1993, the Company’s environmental consultant developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company’s property located in Clearwater, Florida. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000, the Company had utilized all amounts originally recorded in other accrued expenses, and the phase-one remediation had been completed.

During the third quarter of fiscal year 2001, management assessed the post-remediation monitoring expense related to the 1993 environmental clean up and determined that such remaining monitoring would cost approximately $125,000. This amount was accrued and expensed during the third quarter, fiscal year 2001, and the reserve was fully utilized as of January 31, 2003. Significant efforts have resulted in a successful remediation of contamination of the Company’s property, and the estimated remaining remediation costs to be incurred are expected to be approximately $38,000, for which a reserve has been provided as of January 31, 2004.

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

Revenue Recognition

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

The Company experiences a certain degree of sales returns that varies over time. Generally such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with SFAS 48 — Revenue Recognition When Right of Return Exists, the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company.  Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations. The Company has established a sales return reserve that approximates an expected level of sales returns over a 90-day period and, as of January 31, 2004, that reserve is $75,000.

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage of completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage of completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated. Other operating costs are charged to expense as incurred. During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program. Costs and estimated earnings on this contract as of the years ended January 31, 2004 and 2003 are as follows:

	2004	2003
Costs incurred to date	$7,553,000	$2,534,000
Estimated earnings	1,333,000	447,000
	8,886,000	2,981,000
Less billings to date	7,488,000	2,485,000
Costs and estimated profits in excess of billings	$1,398,000	$496,000

Occasionally the Company enters into research and development contracts with customers. The Company accounts for such contracts on the basis of the lesser of non-refundable cash versus percentage of completion.

Accounts Receivable Allowance for Doubtful Accounts and Credit Losses

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

Provisions for Excess and Obsolete Inventory Losses and Residual Value Losses

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value.  Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months.  Estimates of future product demand may prove to be inaccurate, in which case the Company may understate or overstate the provision required for excess and obsolete inventory. Although the Company endeavors to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventory and consequently reported operating results.

Work In Process Inventories

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Earlysville, Virginia operations throughout the year and to conduct a full physical inventory at the Company’s Clearwater, Florida operations at the close of business each fiscal year.  During the 2004 fiscal year, the Company began a practice of conducting cycle counts at its Clearwater, Florida operations.  Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the physical inventory process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2004.

Manufacturing Overhead Cost Application

The Company establishes its inventoriable cost of manufacturing overhead by calculating its overhead costs as a percentage of direct labor and applying that percentage to direct labor that has been charged to inventory on a twelve month rolling average basis. This application percentage is reviewed at least quarterly and is adjusted at least annually.

Deferred Tax Asset Valuation Allowance

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Long-Lived Assets

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land Improvements…………………………………………….	15-20 Years
Buildings and improvements…………………………………..	25-30 Years
Machinery and equipment……………………………………..	3-10 Years
Patterns, dies, and tools……………………………………….	3-5 Years
Furniture and fixtures………………………………………….	5-10 Years

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2004 and 2003, management does not believe that any assets are impaired.

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

Other Accounts Affected by Management Estimates

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

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience. The Company’s warranty experience is as follows:

	For the year ended January 31,
	2004	2003	2002
Beginning reserve balance	$ 50,000	$ 20,000	$ 20,000
Costs incurred	(160,000)	(51,000)	(44,000)
Replenish reserve for costs incurred	160,000	51,000	44,000
Increase in estimate	100,000	30,000	-
Ending reserve balance	150,000	50,000	20,000

The following table summarizes other significant areas which require management estimates:

	For the year ended January 31,
	2004	2003	2002
Allowance for Doubtful Accounts	$ 152,000	$ 372,000	$ 81,000
Warranty Reserve	150,000	50,000	20,000
Reserve for Sales Returns	75,000	75,000	-
Depreciation	683,000	638,000	600,000
Amortization	142,000	265,000	280,000
Deferred Tax Valuation Allowance	-	530,000	618,000
	$ 1,202,000	$ 1,930,000	$ 1,599,000

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The Company does not believe the adoption of FIN 45 has a material impact on its financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)

For special purpose entities (“SPEs”) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)

For non-SPEs created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)

For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.

In May 2003, the FASB issued FAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, ("FAS 149”).  FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends FAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of FAS 149 did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150").  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer reclassify certain instruments previously classified as equity as a liability. The adoption of FAS 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106.  The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company currently does not have any pension or other postretirement benefit plans other than a qualified 410(k) plan and the adoption of this statement did not have an impact on the Company's consolidated financial statements.

Cautionary Statement and Additional Trends and Uncertainties

As set forth in Part I of this Annual Report on Form 10-K, the MD&A contains forward looking statements that are based on current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Accordingly, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Additionally, past performance is not necessarily indicative of future results of operations. In particular, the Company’s results of operations, revenue, liquidity and capital resources may be impacted materially and unfavorably by a number of risk factors, trends and uncertainties. Set forth below are some of the risk factors, trends and uncertainties which we believe could have a material and unfavorable impact on the Company’s results of operations, revenue, liquidity, capital resources and any investment in the Company.  Additional risk factors, trends and uncertainties are discussed above. The following list is not exhaustive, and other factors which are not presently apparent to us also may have a material and unfavorable impact.

Risks associated with dependence on the aviation industry

The September 11, 2001 terrorist attacks severely impacted conditions in the commercial and business aviation industry. As a result, new commercial aircraft orders and refurbishments dropped significantly.  Additionally, high airline operating costs, weak air travel and low-ticket prices have damaged many carriers’ financial condition. Those factors have combined to cause a major decline in new aircraft orders and aircraft refurbishing, which in turn has resulted in lower demand from the Company’s business airplane manufacturer customer base. Such drop in demand from our commercial manufacturing customer base affected financial results for the fiscal years ended January 31, 2003 and 2004.

Although we have worked to offset the negative impact of such factors by increasing our U.S. Government contracts, we expect these adverse industry conditions to have a material adverse impact on our results of operations and financial condition until such time as conditions in the industry improve. The commercial and business aircraft market conditions could also deteriorate further if there is an outbreak or escalation of national or international hostilities or additional terrorist attacks. As happened after the September 2001 terrorist attacks, reinstatement of flight restrictions would negatively impact the market for aviation equipment and would adversely affect the commercial sector of our business.

Risks associated with dependence on U.S. Government contracts

Our dependence on revenue from U.S. Government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that U.S. Government funding for these contracts may be delayed or diverted to other uses.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 52 % of our total revenue for fiscal year 2004 and 40% of our total revenue for fiscal year 2003.

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

Risks associated with aviation industry regulations

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

The challenge to compete against larger well-established companies

We compete with numerous established companies. Some of these companies have significantly greater financial, technological and marketing resources. Our ability to be an effective competitor will depend in large part on our success in causing our products to be selected for installation in new aircraft, including next generation aircraft, and in avoiding product obsolescence.

Risks associated with rapid technological change and products that are subject to obsolescence as a result thereof

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

Risks related to the Company’s handling and use of hazardous substances and related environmental matters

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

We are subject to significant restrictive operational and financial covenants.

As noted above and in Note 12 to the Consolidated Financial Statements, the Company successfully refinanced its long term debt instruments in February 2004.  The new facilities contain fewer restrictive financial covenants than the preceding debt instruments, but do contain covenants that restrict our ability to declare and pay dividends and require the Company to obtain consent or a waiver prior to taking certain other corporate actions, including the disposition of assets, mergers and changes in corporate management.  Among other things, these covenants may prevent the Company from consummating potential dispositions or acquisitions, and may deter or prevent an acquisition or merger of the Company.

We are subject to the risks associated with international sales.

During fiscal year 2004, international sales accounted for approximately 13% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

• Political and economic instability;

• Export controls;

• Changes in legal and regulatory requirements;

• U.S. and foreign government policy changes affecting the markets for our products;

• Changes in tax laws and tariffs;

• Convertibility and transferability of international currencies; and

• Exchange rate fluctuations.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position.

Attracting and retaining key personnel is an essential element of our future success

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

Risks associated with terrorism and world conflict

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

Risks associated with significant stock price fluctuation and the regulatory action by the American Stock Exchange

The market price of our Common Stock ranged from a high of $12.30 per share to a low of $7.00 per share during 52 week period ended March 31, 2004. The accounting misstatements, resulting restatements, contributing factors, and the SEC investigation discussed herein, in the attached financial statements, and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 might continue to have an adverse effect on the price of our Common Stock.

The average daily trading volume in our Common Stock on the American Stock Exchange (“Amex”) for the six month period ended February 27, 2004 was approximately 4,241 shares per day, and the daily trading volume in our Common Stock during the same period ranged from a low of zero shares traded to a high of 48,200 shares traded.  As discussed under “Item 3. Legal Proceedings – Matters Relating to the American Stock Exchange,” on September 25, 2003, the American Stock Exchange halted trading in the Company’s Common Stock.  Although the Amex permitted trading of the Company’s stock to resume on November 25, 2003, the Amex may be less tolerant of any future failure of the Company to comply with Amex listing standards, due to the delayed reporting in calendar year 2003.  Such lack of tolerance could involve a prompt delisting initiative by the Amex.  Future trading volume in our Common Stock may be low, and, in such event, stockholders could have difficulty selling their Common Stock and any large volume sales could cause a decline in the price.

Other factors and general market conditions that could affect our stock price are:

• Our quarterly operating results and variations therein;

• Changes in earning's estimates by securities analysts;

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

• Terrorist attacks;

• Sales of significant blocks of our Common Stock; and

• The outcome of the SEC formal investigation concerning the accounting issues discussed herein and other potential issues.

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

Risks associated with the current SEC investigation and shareholder litigation

The SEC is continuing its investigation that began early last year with respect to potential violations of the federal securities laws by the Company and others in connection with the financial misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.  The investigation involves issues that the Company brought to the attention of the SEC in conjunction with management’s internal investigation. The Company cannot predict the outcome of such investigation.  Although the Company is cooperating with the SEC and has taken numerous and significant remedial actions, it is possible that the SEC may commence an enforcement proceeding against the Company alleging one or more violations of the federal securities laws.  Regardless of its outcome, the mere institution of an enforcement proceeding against the Company likely would have a material adverse impact on the price of the Company’s Common Stock, and might have a material adverse impact on the Company’s U.S. Government contracts (see “Risks associated with dependence on U.S. Government contracts” above) and other elements of its business.  It is likely that any unfavorable resolution of any enforcement proceeding against the Company would have a negative impact on the Company.

The Company is a defendant in securities class action lawsuits brought by several plaintiffs, as discussed above under Item 3. Legal Proceedings – “Securities Class Action Litigation”.  The outcome of such litigation cannot be adequately determined at this time, nor can the impact on the Company be adequately assessed.  Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flow.

We do not plan to pay cash dividends on our Common Stock in the foreseeable future

We intend to retain our earnings to finance the development and expansion of our business. Additionally, covenants in our long-term debt agreements impose significant restrictions on our ability to pay dividends.

Risks related to the inherent limitations of internal control systems

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 17, 2003 the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) retained the services of Tedder, James, Worden and Associates (“TJWA”) to serve as the Company’s independent auditor, replacing PricewaterhouseCoopers LLP (“PwC”), who was dismissed on that date.

During the fiscal years ended January 31, 2002 and 2003 and through December 17, 2003, there were no disagreements with the Company’s former accountant, PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused them to make reference to the subject matter thereof in connection with their report, except that during PwC’s review of the Company’s condensed consolidated financial statements for the fiscal quarter ended October 31, 2003, the Company’s management and PwC had a disagreement regarding one aspect of inventory accounting, where additional manufacturing costs of approximately $155,000 were incurred in the production of certain products.  The Company identified and quantified the nature of the additional costs, and discussed them with PwC during the review process.  The Company’s position was to treat the costs as inventoriable costs that represented the actual cost of production in the normal course of business, while PwC’s position was that the costs incurred were abnormal and should be treated as a period cost.  After management and PwC conferred with the Audit Committee, the disagreement was resolved to the satisfaction of PwC, and the costs were treated as a period cost.  This disagreement pertains only to the financial results for the fiscal quarter ended October 31, 2003, and did not require the restatement of any results.  Additionally, PwC communicated the existence of material weaknesses in internal controls, the nature of which is described below in Item 9A.  The Company has authorized PwC to respond fully to the inquiries of TJW&A, if any, concerning the foregoing subject.

Item 9A. Controls and Procedures.

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, the Company’s management, Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on upon their evaluation and as a result, in part, of the changes enumerated below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), are effective.

In the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, certain weaknesses with respect to internal controls and procedures were noted.  Below is a recap of those weaknesses and the corrective actions that have been taken:

1. Inventory accounting systems require additional review and enhancement to ensure that inventory costing is reasonable and accurate, and applies costing principles that are consistent with U.S. Generally Accepted Accounting Principles (“GAAP”) on an ongoing basis.

Action:

Concurrent with the close of fiscal year 2004, the Company instituted measures within its inventory accounting system to assure that inventory costing is reasonable and accurate and applies costing principles that are consistent with U.S. GAAP.

2. The security of systems used for the entry and maintenance of accounting records requires additional documentation and scrutiny to ensure that access to such systems and the data contained therein is restricted to only those employees whose job duties require such access.

Action:

Systems security has been documented and measures have been taken to reduce user capabilities to only those functions required by their scope of responsibility.

3. A disaster recovery plan requires development.

Action:

A disaster recovery plan was drafted during the third quarter of fiscal year 2004 and has been adopted.

4. System maintenance policies and procedures require development.

Action:

System maintenance policies and procedures have been developed to assure availability of historical data in electronic media.

5. A plan for uniform upgrades of workstations and software, including virus protection and software fixes, must be written and approved by management.

Action:

A plan has been developed for implementation during the first half of fiscal year 2005 to establish a base hardware and software platform, including software fixes.  In addition, software upgrades to current releases have been purchased, and a task force has been established to coordinate minimum technology standards throughout the Company.

6. A plan to address the absence of audit trails must be written.

Action:

System audit trails have been activated for login/logout activity, to complement the existing transaction activity audit trails that exist within the software applications.  In addition, software has been purchased to audit internet activity.

7. A policy and procedure to address an overall security framework, including password usage, must be written.

Action:

A policy has been written addressing system security and password maintenance and usage.

8. A test environment separate from the production environment requires establishment.

Action:

During the third quarter of fiscal year 2004, a test environment was established to allow development of system capabilities in advance of their implementation to ensure their accuracy without violating the integrity of the operating systems.

9. Additional controls and oversight to ensure GAAP compliance accounting is in place for revenue and capitalization transactions must be implemented.

Action:

During the third quarter of fiscal year 2004, controls and procedures were implemented to ensure GAAP compliance is in place for revenue and capitalization transactions.  This was supplemented by the issuance of an accounting policies and procedures manual during the fourth quarter of fiscal year 2004.

As required by SEC Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based upon that evaluation, there has been no such change during the fourth fiscal quarter, other than the corrective actions noted above.

It should be noted that any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

P. Mark Perkins, age 47, has been a director since 1997. Mr. Perkins has over 18 years of experience in various segments of the aviation industry. In July 1997, he was elected as a director of the Company while serving as Vice President of Marketing at Gulf Aerospace, Inc. In 1998, Mr. Perkins became Executive Vice President of Sales and Marketing for the Company, and he continues to serve in that capacity.

David M. Vosen, age 56, became a director in March 2003. Mr. Vosen is President of SouthTrust Bank Tampa Bay. Mr. Vosen has held positions of increasing responsibility since 1969 with Marshall & Ilsley, Wachovia Bank, Bank of America, SunTrust Banks and SouthTrust Bank. He is a graduate of the University of Wisconsin, where he studied finance and economics.

Gary E. Colbert, age 45, became the Chief Financial Officer in January 2003, and subsequently was named Secretary and Treasurer of the Company. Mr. Colbert has an MBA in Finance and Marketing from Washington University, is a Certified Management Accountant and is a Certified Financial Manager. He has extensive domestic and international accounting, financial and operational experience, especially in manufacturing industries.

Carmelo Russo, age 57, is Executive Vice President of Production. Mr. Russo has over 15 years of experience in the aviation industry. He was elected as an officer of the Company in October 1997 and was elected to the Board of Directors in February 1999. Mr. Russo resigned his position as a member of the Board of Directors on June 1, 2001.

Audit Committee

The Company has a standing Audit Committee that includes the following three members of the Board of Directors: Charles M. Foster, Jr., Robert J. McGill and David M. Vosen.  All three members of the Audit Committee are “independent” as defined by Section 121(A) of the American Stock Exchange (“Amex”) listing standards.  The Board of Directors has determined that Audit Committee member Charles M. Foster, Jr. is both a financial expert and an independent director, as defined by Regulation S-K and the Amex listing standards.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended January 31, 2004 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

Code of Conduct

The Company has adopted a Code of Conduct that includes a code of ethics that applies to all of the Company’s employees and directors (including its principal executive officer and its principal finance and accounting officer).  This Code of Conduct is posted on the Company’s website and is available for review at www.aerosonic.com/conduct.htm.

Item 11. Executive Compensation.

Name and Principal Position (a)	Year Ended January 31 (b)	Salary (c)		Bonus (d)	Other Annual Compensation (e)		All Other Compensation (i)		Total
David A. Baldini	2004	$179,458		-	$ 4,385	(1)	$ 15,373	(2) (12)	$ 199,216
President as of November 2002
and Executive Vice President until	2003	$168,683		-	$ 15,900	(1)	$ 16,442	(2) (12)	$ 201,025
that time	2002	$149,561		$40,000	$ 14,250	(1)	$ 16,765	(2) (12)	$ 220,576

Gary E. Colbert	2004	$135,193		-	$ 7,652		$ 149	-	$ 142,994
Chief Financial Officer, Treasurer	2003	$ 3,846		-	-		-	-	$ 3,846
and Secretary since January 2003	2002	-		-	-		-	-	-

P. Mark Perkins	2004	$142,893		-	$ 7,796	(3)	$ 12,455	(4) (12)	$ 163,144
Executive Vice President	2003	$133,770		-	$ 17,173	(3)	$ 12,679	(4) (12)	$ 163,622
Sales and Marketing	2002	$110,000		$25,000	$ 17,173	(3)	$ 11,811	(4) (12)	$ 163,984

Carmelo Russo	2004	$163,424		-	$ 5,458	(5)	$ 19,001	(6) (12)	$ 187,883
Executive Vice President	2003	$133,885		-	$ 9,250	(5)	$ 19,324	(6) (12)	$ 162,459
Operations	2002	$110,000		$26,000	$ 10,560	(5)	$ 17,536	(6) (12)	$ 164,096

J. Mervyn Nabors	2004	$104,458		-	$ 6,280	(8)	$ 93,377	(9) (10) (11)	$ 204,115
Chairman until May 2003 and	2003	$300,000	(7)	$50,000	$ 18,840	(8)	$ 774	(11)	$ 369,614
President and Chief Executive Officer until November 2002	2002	$200,000		$50,000	$ 18,517	(8)	$ 774	(11)	$ 269,291

 (1)

These amounts include the payment by the Company of automobile expense reimbursements to Mr. Baldini of $4,385, $14,250 and $10,687 In fiscal years 2004, 2003 and 2002, respectively.

 (2)

These amounts represent the payment of the annual whole life insurance premiums described in footnote (14) below, the payment of $4,669, $4,436 and $4,500 in matching contributions to Mr. Baldini’s 401(k) plan in fiscal years 2004, 2003 and 2002, respectively, and the payment of $347, $317 and $576 in term life insurance premiums on behalf of Mr. Baldini in fiscal years 2004, 2003 and 2002, respectively.

 (3)

In fiscal years 2004, 2003 and 2002, P. Mark Perkins received automobile expense reimbursement of $7,796, $17,173 and $17,173, respectively.

 (4)

These amounts represent the payment of the annual whole life insurance premiums and the interest free benefit of a draw from a variable whole life insurance policy, each as described in footnote (14) below, and the payment of $3,813, $3,300 and $3,300 in matching contributions to Mr. Perkins’ 401(k) plan in fiscal years 2004, 2003 and 2002, respectively, and the payment of $181, $108 and $72 in term life insurance premiums on behalf of Mr. Perkins in fiscal years 2004, 2003 and 2002, respectively.

 (5)

In fiscal years 2004, 2003 and 2002, Carmelo Russo received automobile expense reimbursement of $5,258, $9,250 and $10,560, respectively.

 (6)

These amounts represent the payment of the annual whole life insurance premiums and the interest free benefit of a draw from a variable whole life insurance policy, each as described in footnote (14) below, and the payment of $3,405, $3,300 and $3,099 in matching contributions to Mr. Russo’s 401(k) plan in fiscal years 2004, 2003 and 2002, respectively, and the payment of $619, $310 and $165 in term life insurance premiums on behalf of Mr. Russo in fiscal years 2004, 2003 and 2002, respectively.

 (7)

This amount does not include the payment of approximately $15,385 in respect of an unauthorized increase in Mr. Nabors’ base compensation, which was subsequently denied by the Board of Directors. As of the date hereof, the Company has not sought the return of this amount.

 (8)

In fiscal years 2004, 2003 and 2002, J. Mervyn Nabors received automobile expense reimbursement of $6,280, $18,840 and $18,517, respectively.

 (9)

After his resignation as Chairman, the Company paid director’s fees of $12,000 during fiscal year 2004.

(10)

After his resignation as Chairman, the Company paid Mr. Nabors $80,990 in accordance with an employment arrangement that became effective in May 2003.

(11)

The Company paid $387 and $774 in term life insurance premiums on behalf of Mr. Nabors in each of fiscal years 2004, 2003 and 2002.

(12)

These amounts represent the payment by the Company of premiums of $9,083, $6,559 and $11,090 on behalf of David A. Baldini, P. Mark Perkins and Carmelo Russo, respectively, under life insurance arrangements between the Company and such executives in fiscal year 2004, the payment by the Company of  annual premiums of $11,689, $8,439 and $14,272 on behalf of David A. Baldini, P. Mark Perkins and Carmelo Russo, respectively, under life insurance arrangements between the Company and such executives in fiscal years 2003 and 2002.

Pursuant to the terms of the above referenced life insurance arrangements, which were entered into in approximately October and November 1998, (a) the Company paid the annual premiums under variable whole life insurance policies for the benefit of Messrs. Baldini, Perkins and Russo and their designated beneficiaries in fiscal years 2004, 2003, 2002 and earlier fiscal years, (b) the Company was entitled to a refund of its premium payments out of the proceeds, if any, of any payout under such variable whole life insurance policies, and (c) Messrs. Baldini, Perkins, Russo or their respective designated beneficiaries, as the case may be, were entitled to the balance, if any, of any such payout after the refund of the Company’s premium payments. Additionally, pursuant to the arrangements, Messrs. Baldini, Perkins and Russo had the right to make interest free draws from the cash value accumulated under their respective policies, and they were not obligated to repay any such draw and their interests in their respective policies were offset by any such draws only to the extent that the balance of any payout under the policy, after the refund of the Company’s premiums, would be reduced by the amount of the draw (including if the result of such arrangement was the inability of the Company to realize a return of all or a portion of its premium payments). Mr. Baldini did not make any such draw during the term of his arrangement. Mr. Perkins drew $18,815.36 from his variable whole life policy in fiscal 2002, and the benefit derived by him in fiscal years 2004 and 2003 from the interest free term of such draw was $555 and $832, respectively. Mr. Russo drew $32,330.04 from his variable whole life policy in fiscal 2002, and the benefit derived by him in fiscal years 2004 and 2003 from the interest free term of such draw was $961 and $1,442, respectively.

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

During fiscal year 2004, the Company was a party to a Supplemental Pension Plan agreement with William C. Parker pursuant to which Mr. Parker received monthly pension payments from the Company of $4,166.67.  This plan has been in existence since January 1, 1999. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which is to be effective as of January 1, 2004, which extends the existing Supplemental Pension Plan, and pursuant to which Mr. Parker will continue to receive monthly payments of $4,166.67 through December 2006.

In November 2002, J. Mervyn Nabors resigned as President of the Company. Upon his resignation as President, Mr. Nabors continued to be a member of the Board of Directors until the Company’s annual meeting of shareholders on December 18, 2003. During fiscal 2003 and fiscal 2004, including the period following his resignation as President, Mr. Nabors maintained the title of Chairman until the latter part of May 2003 and continued to be employed by the Company pursuant to an employment arrangement which provided for a minimum base salary of at least $250,000, plus an automobile allowance, health insurance and other benefits, although Mr. Nabors’ base salary for fiscal 2003 was $300,000. Mr. Nabors’ employment was terminated by a Consulting Agreement between the Company and Mr. Nabors dated May 20, 2003 (see discussion under “Compensation Committee Interlocks and Insider Participation” below).

Employment Agreements

The Company and J. Mervyn Nabors were parties to an employment arrangement discussed above under “Compensation of Directors”.

The Company’s Board of Directors approved Employment Agreements between the Company and four of its executive officers: David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo. The Employment Agreements became effective on May 14, 2003, each for a three-year period of time, and each of which is automatically renewed at the end of such period for another term of three years unless either party gives 180 days notice of termination. The agreements require certain minimum performance standards and include confidentiality and non-compete provisions, among others, in exchange for a minimum base annual salary of $183,000 for Mr. Baldini, $147,175 for Mr. Colbert, $148,175 for Mr. Perkins and $167,175 for Mr. Russo.

The employment agreements may be terminated by the Company for, among other reasons, a material breach by the employee or a determination by the Company’s Board of Directors to terminate the agreement, with or without cause. Each of the agreements provides that upon termination of employment under the agreement, the employee shall continue to be bound by the non-compete provisions for a period of three years from termination of employment.  The agreements further provide that in the event the employee’s employment is terminated for any reason other than physical or mental disability, material breach of agreement, or a good faith determination by the

Company’s board of directors that the employee committed willful misconduct, failed to follow Company policy or a direct and legal direction from management, or materially breached generally accepted industry standards affecting the Company or its public image or constitutes a material dereliction of duty, the employee shall receive all salary provided by the agreement for the remainder of the three-year term of the agreement, together with benefits and future bonuses, so long as the employee is not in breach of non-competition provisions of the agreement.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 31, 2004, the Company maintained a Compensation Committee which was comprised of David M. Vosen and William C. Parker.  The Compensation Committee met once during the 2004 fiscal year.  During the fiscal year ended January 31, 2004, the Board was comprised of David A. Baldini, P. Mark Perkins, William C. Parker, A. Todd Beard (who resigned from the Board in March 2003), David M. Vosen (who was elected on March 31, 2003), Charles Foster (who was elected on April 14, 2003), Robert J. McGill (who was elected on August 1, 2003) and J. Mervyn Nabors (who was not nominated for re-election at the December 18, 2003 annual shareholder meeting).

Mr. Nabors, who is the beneficial owner of approximately 31.7% of the Company’s issued and outstanding Common Stock was employed by the Company in numerous positions from 1962 until 1984 and as President and Chief Executive Officer from 1996 until November 2002. During fiscal 2003, Mr. Nabors was employed by the Company pursuant to an employment arrangement which provided for a minimum base salary of at least $250,000, plus an automobile allowance, health insurance and other benefits, although Mr. Nabors’ base salary for fiscal 2003 was $300,000. On May 20, 2003, the Company terminated such employment and entered into a Consulting Agreement with Mr. Nabors. Pursuant to the terms of the Consulting Agreement, Mr. Nabors agreed to serve the Company as a consultant with respect to matters specifically assigned by the Company’s President, and the Company agreed to pay Mr. Nabors a consulting fee of $120,000 per year. The Consulting Agreement also provides Mr. Nabors with an automobile allowance of $18,000 per year, health insurance and retirement benefits similar to those provided to employees of the Company. The term of the Consulting Agreement is for one year, unless earlier terminated pursuant to its terms, including a determination by the Company’s Board of Directors to terminate the Consulting Agreement, with or without cause. In the event of a termination by the Board of Directors without cause, Mr. Nabors would be entitled to the unpaid balance of the consulting fee and the other benefits under the Consulting Agreement. The Company forecasts very limited use of Mr. Nabors’ services for the term of this agreement, and, accordingly, elected to accrue the full amount of the contract in May 2003.

Mr. Baldini has been employed as an officer of the Company since 1993. In November 2002, Mr. Baldini was elevated to the position of President and Chief Executive Officer. Mr. Perkins has been the Company’s Executive Vice President Sales and Marketing since 1998. In May 2003, the Company entered into Employment Agreements with Mr. Baldini and Mr. Perkins. These Employment Agreements are each for a three-year period of time, which is automatically renewed at the end of such period for another term of three years unless either party gives 180 days notice of termination. The agreements require certain minimum performance standards and include confidentiality and non-competition provisions, among others.  Under the relatively uniform agreements, there is a minimum base annual salary of $183,000 for Mr. Baldini and $148,175 for Mr. Perkins. The agreements may be terminated by the Company for, among other reasons, a material breach by the employee or a determination by the Company’s Board of Directors to terminate the agreement, with or without cause. The employment agreements may be terminated by the Company for, among other reasons, a material breach by the employee, various specified “cause” provisions, or a determination by the Company’s Board of Directors to terminate the agreement, with or without cause.

Each of the agreements provides that upon termination of employment under the agreement, the employee shall continue to be bound by the non-compete provisions for a period of three years from termination of employment.  The agreements further provide that in the event the employee’s employment is terminated for any reason other than physical or mental disability, material breach of agreement, or a good faith determination by the Company’s board of directors that the employee committed willful misconduct, failed to follow Company policy or a direct and legal direction from management, or materially breached generally accepted industry standards affecting the Company or its public image or constitutes a material dereliction of duty, the employee shall receive all salary provided by the agreement for the remainder of the three-year term of the agreement, together with benefits and future bonuses, so long as the employee is not in breach of non-competition provisions of the agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 15, 2004 regarding owners of 5% or more of the Company’s Common Stock:

Name of Beneficial Owner

Amount of

Shares Beneficially Owned

Percent of Class

J. Mervyn Nabors

271 Bayside Drive

Clearwater Beach, Florida 33767 . . . . . . . . . . . . . . . . . . . . . . . . . . 1,242,000

31.7%

Miriam Frank

1771 Oak Creek Drive

Dunedin, Florida 34698 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

321,763

8.2%

The following table sets forth information as of March 15, 2004 regarding ownership of the Company’s Common Stock by executive officers and directors of the Company:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class
David A. Baldini…………………………………………………	19,515(1)	*
Gary E. Colbert…………………………………………………	0	*
P. Mark Perkins…………………………………………………	10,000	*
Carmelo Russo…………………………………………………	3,168	*
Charles M. Foster, Jr…………………………………………..	0	*
Robert J. McGill……………………………………………..…	0	*
William C. Parker…………………………………………..…..	31,139(2)	*
David M. Vosen…………………………………………………	0	*

(1) Of this amount, 2,000 shares are held jointly by Mr. Baldini and his spouse.

(2) Of this amount, 9,500 shares are held jointly by Mr. Parker and his spouse.

All executive officers and directors as a group (8 individuals) own 63.822 shares of the Company’s Common Stock, representing 1.6% of all Common Stock outstanding.

An asterisk (*) in the table above indicates that the shares of Common Stock beneficially owned by such executive officer or director, if any, represent less than 1% of all Common Stock outstanding.

Item 13. Certain Relationships and Related Transactions.

During the fiscal year ended January 31, 2003 and the early part of fiscal year 2004, A. Todd Beard served on the Company’s Board of Directors.  Mr. Beard resigned from the Board in March 2003. At the time that he served on the Board (including the compensation committee), Mr. Beard was Senior Vice President of First Commercial Bank, an entity from which the Company has borrowed an amount in excess of 5% of its total consolidated assets as of January 31, 2003.

See Item 11. Executive Compensation - “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” for additional information regarding agreements and arrangements between the Company and current and former officers and directors.

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP (“PwC”) was the Company’s independent accountant for the audit of the Company’s annual financial statements for the fiscal year ended January 31, 2003 and continued as the Company’s independent accountant to review the financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2003, after being approved by the Audit Committee of the Board of Directors (the “Audit Committee”).  As discussed under Item 9 above, on December 17, 2003, the Audit Committee retained the services of Tedder, James, Worden and Associates (“TJWA”) to serve as the Company’s independent auditor, replacing PwC, who was dismissed on that date.

The following table sets forth the aggregate fees billed by both PwC and TJWA to the Company for the fiscal year ended January 31, 2004 and by PwC for the fiscal year ended January 31, 2003 for audit and other professional services.

	Fiscal year ended January 31,
	2004	2003
Audit Fees	$208,000 (1)	$805,000 (3)
Audit-Related Fees	15,000 (2)	35,000 (3)
Tax Fees	19,000 (2)	54,000 (3)
All Other Fees	-	-

Total Fees	$242,000	$894,000 (3)

(1)

The audit fees include $108,000 invoiced by PricewaterhouseCoopers LLP for the quarterly reviews for the fiscal year ended January 31, 2004 and $100,000 expected to be invoiced by Tedder, James, Worden & Associates.

(2)

For the fiscal year ended January 31, 2004, the fees include what is expected to be invoiced by Tedder, James, Worden & Associates.

(3)

The Audit, Audit-Related and Tax Fees due to PricewaterhouseCoopers LLP for the fiscal year ended January 31, 2003 and for the quarterly reviews through their December 17, 2003 dismissal.  After their dismissal, PwC agreed to accept an amount less than the previously billed fees of $1,674,000.  In the table, the result of this change has been applied in its entirety to the Audit Fees for the year ended January 31, 2003, which the Company believes is the most appropriate manner to reflect the adjustment.  This change in estimate was reflected in the results for the fiscal year ended January 31, 2004.

The terms “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in the above table, shall have the following meanings:

Audit Fees.  Audit Fees, which are expected to be $208,000 for fiscal year 2004 and were $805,000 for fiscal year 2003, are fees billed to the Company for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q, and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements. The Audit Fees for fiscal year 2004, which include fees billed by TJWA after January 31, 2004, were billed for the audit of the Company’s financial statements for fiscal year 2004.  The Audit Fees for fiscal year 2003, which include fees billed by PwC after January 31, 2003, were billed for the audit of the Company’s financial statements for fiscal year 2003 as well as for the restatement of the Company’s 2002, 2001, 2000 and 1999 financial statements, as discussed in the accompanying Annual Report.

Audit-Related Fees.  Audit-Related Fees, which are expected to be $15,000 in fiscal year 2004 and were $35,000 in fiscal year 2003, are fees billed to the Company for services provided to the Company and not included in the foregoing categories. These fees are for the audit of the Company’s 401(k) plan.

Tax Fees. Tax Fees, which are expected to be $19,000 in fiscal year 2004 and were $97,000 in fiscal year 2003, are fees billed to the Company for professional services rendered for tax compliance, tax advice and tax planning. The fees for 2003 were incurred for tax return preparation, research and filing of amended returns to receive tax credits for research and experimentation expenditures for the 1999, 2000 and 2001 fiscal years, and the preparation and filing of amended tax returns for 2000, 2001 and 2002 as a result of the restatement of prior years’ financial statements.

All Other Fees.  All Other Fees, which are expected to be $0 in fiscal year 2004 and were $0 in fiscal year 2003, are fees billed to the Company for services provided to the Company and not included in the foregoing categories.

The Audit Committee has considered whether the provision of the services identified under Audit-Related Fees, Tax Fees and All Other Fees is compatible with maintaining the independence of the Company’s principal accountants, and determined that the provision of such services is compatible with such accountants’ independence.

The engagement of our auditors and any non-audit services to be provided thereby shall be pre-approved by the Audit Committee or approved pursuant to policies and procedures established by the Audit Committee.

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report:

1.   The financial statements and financial statement schedules listed in the index to   Financial Statements and Schedules following the signature pages hereof.

2.    Exhibits

Exhibit No.

Description of Exhibit

3.1

Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2

Certificate of Agreement of Merger between Instrument Technology Corporation and Aerosonic Corporation, filed on January 12, 1970, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

Exhibit No.

Description of Exhibit

3.3

Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4

Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5

Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6

Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.7

Composite of Amendments to Articles of Incorporation of Aerosonic Corporation (prepared by the Registrant and not filed with the Secretary of State of the State of Delaware) , incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.8

Bylaws of the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.1

Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and David A. Baldini, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.2

Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and P. Mark Perkins, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.3

Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and Gary E. Colbert, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.4

Employment Agreement, dated May 14, 2003, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.5

Consulting Agreement, dated May 20, 2003, between Aerosonic Corporation and J. Mervyn Nabors, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

Exhibit No.

Description of Exhibit

10.6

Supplemental Pension Plan, dated January 1, 2001, between Aerosonic Corporation and William C. Parker, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.7

Supplemental Pension Plan, dated as of January 1, 2004, between Aerosonic Corporation and William C. Parker, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.8

(Terminated) Variable Whole Life Policy of David A. Baldini, dated October 25, 1998, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.9

(Terminated) Variable Whole Life Policy of P. Mark Perkins, dated November 2, 1998, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.10

(Terminated) Variable Whole Life Policy of Carmelo Russo, dated October 25, 1998, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.11

Description of Terminated Variable Whole Life Policy of Eric J. McCracken, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.12

Description of Terminated Life Insurance Arrangements between Aerosonic Corporation and David A. Baldini, P. Mark Perkins, Carmelo Russo and Eric J. McCracken, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.13

(Terminated) Consulting Agreement, dated December 4, 2002, between Aerosonic Corporation and Daniel Garwacki, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.14

(Terminated) Consulting Agreement, dated November 21, 2002, between Aerosonic Corporation and Eric J. McCracken, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.15

Loan Agreement, dated May 17, 1994, by and among Aerosonic Corporation and SunTrust Banks, Inc., as successor to Barnett Bank of Pinellas County, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.16

Deed of Trust, dated May 17, 1994, by Avionics Specialties, Inc. to David F. Belkowitz and James Theobald, as Trustees, for the benefit of SunTrust Banks, Inc., as successor to Barnett Bank of Pinellas County, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.17

Note, dated May 17, 1994, issued by Aerosonic Corporation and Avionics Specialties, Inc. to SunTrust Banks, Inc. as successor to Barnett Bank of Pinellas County, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.18

Renewal Term Note, dated September 8, 2003, issued by Aerosonic Corporation and Avionics Specialties, Inc. to First Commercial Bank, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

Exhibit No.

Description of Exhibit

10.19

Renewal Term Note (Number Two), dated September 8, 2003, issued by Aerosonic Corporation and Avionics Specialties, Inc. to First Commercial Bank, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.20

Line of Credit Note, dated September 8, 2003 and effective September 5, 2003, issued by Aerosonic Corporation and Avionics Specialties, Inc. to First Commercial Bank, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.21

Loan Agreement, dated September 5, 1999, between Aerosonic Corporation and First Commercial Bank, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.22

Security Agreement, dated September 17, 1997, between Aerosonic Corporation and First Commercial Bank, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.23

Security Agreement, dated September 17, 1997, between Avionics Specialties, Inc. and First Commercial Bank, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.24

Cross Default and Cross Collateralization Agreement, dated July 27, 2000, by and among Aerosonic Corporation, Avionics Specialties, Inc. and First Commercial Bank, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.25

Trust Indenture, dated December 17, 1987, between Pinellas County Industry Council and SunTrust Banks, Inc., as successor to Barnett Banks Trust Company, N.A. , incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.26

Financing Agreement, dated December 17, 1987, between Pinellas County Industry Council and Aerosonic Corporation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.27

Mortgage and Security Agreement, dated December 17, 1987, between Pinellas County Industry Council and Aerosonic Corporation, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.28

Promissory Note, dated December 17, 1987, by Aerosonic Corporation to Pinellas County Industry Council, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.29

Industrial Development Revenue Bond, dated December 17, 1987, by Pinellas County Industry Council to SunTrust Banks, Inc. as successor to Barnett Banks of Pinellas County, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

10.30

Aerosonic Corporation 1993 Incentive Stock Option Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

Exhibit No.

Description of Exhibit

10.31

Loan Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank N.A..

10.32

Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A..

10.33

Term Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A..

10.34

Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A..

10.35

Mortgage, Assignment of Rents and Security Agreement dated February 24, 2004 between Aerosonic Corporation and Wachovia Bank, N.A.

10.36

Deed of Trust, Assignment of Rents and Security Agreement dated February 24, 2004 by and among Avionics Specialties, Inc. TRSTE, Inc. and Wachovia Bank, N.A.

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

On June 4, 2003, the Company filed a current report on Form 8-K disclosing that it had received from the Securities and Exchange Commission notice of a formal order of non-public investigation. The Company’s June 3, 2003 press release disclosing, among other things, the Company’s receipt of notice of the formal order of nonpublic investigation was attached as an exhibit to this current report on Form 8-K.

On August 29, 2003, the Company filed a current report on Form 8-K announcing the election of Robert J. McGill to the Company’s Board of Directors. The Company’s August 1, 2003 press release announcing Mr. McGill’s election was attached as an exhibit to this current report on Form 8-K.

On September 25, 2003, the Company filed a current report on Form 8-K announcing that the American Stock Exchange had halted trading in the Company’s stock.

On October 31, 2003, the Company filed a current report on Form 8-K announcing  the filing of its Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and its revenue, net earnings and shareholders equity for such fiscal year.  The Company’s October 31, 2003 press release announcing the filing of this Annual Report was attached as an exhibit to this current report on Form 8-K.

On November 25, 2003, the Company filed a current report on Form 8-K announcing the filing of its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30 and July 31, 2003 and its revenue and net earnings for such fiscal quarters and for the six months ended July 31, 2003. The Company’s November 21, 2003 press release was attached as an exhibit to this current report on Form 8-K.

On December 18, 2003, the Company filed a current report on Form 8-K announcing the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003 and its revenue and net earnings for such fiscal quarter and for the nine months ended October 31, 2003. The Company’s December 16, 2003 press release was attached as an exhibit to this current report on Form 8-K.

On December 24, 2003, the Company filed a current report on Form 8-K discussing:

(i)

the dismissal of  PricewaterhouseCoopers LLP, as the Company’s independent public accountants on December 17, 2003 and the engagement on that same day of Tedder, James, Worden & Associates, P.A. as the Company’s independent public accountants for the audit of the Company’s financial statements for the fiscal year ending January 31, 2004;

(ii)

a resolved disagreement with the former accountants; and

(iii)

certain identified material weaknesses in internal controls as of October 31, 2003.

On January 13, 2004, the Company filed a Form 8-K/A to its prior current report on Form 8-K discussing a disagreement with its former accountant, PricewaterhouseCoopers LLP, concerning one aspect of inventory accounting for the interim period ended October 31, 2003.  A letter from PricewaterhouseCoopers LLP to the United States Securities and Exchange Commission, dated January 12, 2004, was attached as an exhibit to this current report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By:/s/DAVID A. BALDINI

Date: April 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/DAVID A. BALDINI

Date: April 2, 2004

/s/GARY E. COLBERT

Date: April 2, 2004

/s/P. MARK PERKINS

Date: April 2, 2004

/s/CHARLES M. FOSTER, JR.

Date: April 2, 2004

/s/ROBERT J. MCGILL

Date: April 2, 2004

/s/WILLIAM C. PARKER

Date: April 2, 2004

/s/DAVID M. VOSEN

Date: April 2, 2004

AEROSONIC CORPORATION AND SUBSIDIARY

Page(s)

Report of Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-2

Report of Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-3

Consolidated Financial Statements:

Consolidated Balance Sheets — January 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-4

Consolidated Statements of Operations — For the Years Ended January 31, 2004, 2003, and

2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-5

Consolidated Statements of Shareholders’ Equity — For the Years Ended January 31, 2004,

2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-6

Consolidated Statements of Cash Flows — For the Years Ended January 31, 2004, 2003, and

and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-8 – F-22

Supplemental Schedule of Valuation Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders

of Aerosonic Corporation:

We have audited the accompanying consolidated balance sheet of Aerosonic Corporation and subsidiary as of January 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the accompanying index at Item 15(a) for the year ended January 31, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and subsidiary at January 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended January 31, 2004.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

March 24, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

of Aerosonic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Aerosonic Corporation and its subsidiaries at January 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to these consolidated financial statements, the Company has significant maturities of debt in April 2004.  Management’s plans with respect to these maturities are also described in Note 7.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

October 27, 2003, except for the information in Note 7

as to which the date is October 30, 2003

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

January 31, 2004 and 2003

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,276,000	$ 260,000
Receivables net allowance for doubtful accounts of $152,000 and $372,000	3,896,000	3,592,000
Income taxes receivable	1,842,000	207,000
Costs and estimated profits in excess of billings	1,398,000	496,000
Inventories	5,683,000	5,582,000
Prepaid expenses	190,000	420,000
Deferred income taxes	619,000	476,000
Total current assets	14,904,000	11,033,000
Property, plant and equipment, net	3,954,000	4,218,000
Income tax receivable	-	1,854,000
Capitalized software costs and other assets, net	127,000	164,000
Total Assets	$ 18,985,000	$ 17,269,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$ 200,000	$1,121,000
Revolving credit facilities	1,000,000	755,000
Accounts payable, trade	2,910,000	973,000
Compensation and benefits	779,000	774,000
Income tax payable	-	239,000
Accrued expenses and other liabilities	2,343,000	2,100,000
Total current liabilities	7,232,000	5,962,000
Long term debt and notes payable due after one year	2,216,000	2,290,000
Deferred income taxes	22,000	44,000
Total liabilities	9,470,000	8,296,000
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,986,262 shares; outstanding 3,921,019 shares in 2004 and 2003	$ 1,595,000	$ 1,595,000
Additional paid-in capital	4,559,000	4,559,000
Retained earnings	4,057,000	3,515,000
Less treasury stock:65,243 shares in 2004 and 2003, at cost	(696,000)	(696,000)
Total shareholders' equity	9,515,000	8,973,000
Total liabilities and shareholders' equity	$ 18,985,000	$ 17,269,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002

Revenue……………………………………………………..	$ 31,113,000	$ 25,672,000	$ 26,686,000
Cost of Sales…………………………………………………	22,494,000	16,783,000	17,441,000
Gross Margin……………………………………	8,619,000	8,889,000	9,245,000
Selling, general and administrative expenses…………….	8,421,000	7,776,000	8,082,000
Operating income……………………………..	198,000	1,113,000	1,163,000
Other income (expense):
Interest Expense………………………………	(169,000)	(207,000)	(425,000)
Miscellaneous (expense) income…………..	48,000	78,000	(6,000)
	(121,000)	(129,000)	(431,000)
Income from before income taxes…………………………	77,000	984,000	732,000
Income tax benefit (expense)………………………………	465,000	22,000	(21,000)
Net income…………………………………….	$ 542,000	$ 1,006,000	$ 711,000
Basic and diluted earnings per share……………………..	$ 0.14	$ 0.26	$ 0.18
Basic weighted average shares outstanding…………….	3,921,019	3,920,832	3,919,845
Diluted weighted average shares outstanding……………	3,921,019	3,920,832	3,919,845

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended January 31, 2004, 2003 and 2002

		Additional			Total
	Common	Paid-In	Retained	Treasury	Shareholders'
	Stock	Capital	Earnings	Stock	Equity

Balance at February 1, 2001………………	1,595,000	4,457,000	1,798,000	(621,000)	7,229,000
Net Income……………...………………	-	-	711,000	-	711,000
Balance at January 31, 2002………………	1,595,000	4,457,000	2,509,000	(621,000)	7,940,000
Net Income, …………….………………	-	-	1,006,000	-	1,006,000
Employer 401K match 7,674
shares………………………………	-	102,000	-	75,000	177,000
Purchase of 6,500 shares of treasury
stock…………………………………	-	-	-	(150,000)	(150,000)
Balance at January 31, 2003	1,595,000	4,559,000	3,515,000	(696,000)	8,973,000
Net Income…………………………..	-	-	542,000	-	542,000
Balance at January 31, 2004	$ 1,595,000	$4,559,000	$4,057,000	$(696,000)	$ 9,515,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002

Cash Flow from operating activities:
Net Income (loss)	$542,000	$1,006,000	$711,000
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense……………………………………………..……	(73,000)	291,000	4,000
Stock-based compensation…………………..…………………….	-	177,000	-
Depreciation………………………………………………………..	683,000	638,000	600,000
Amortization………………………………………………………..	142,000	265,000	280,000
Loss on disposal of property…………………..……………………..	29,000	-	-
Deferred income taxes………………………………………………	(165,000)	(231,000)	(138,000)
Changes in assets and liabilities:
Receivables……………………………………………………..	(231,000)	(560,000)	557,000
Income taxes receivable and payable…………………………..	(20,000)	(277,000)	(349,000)
Inventories………………………………………………………	(101,000)	(1,398,000)	89,000
Prepaid Expenses………………………………………………	230,000	(289,000)	(9,000)
Capitalized software costs and other assets……………….	(105,000)	10,000	(6,000)
Accounts payable, trade………………………………………	1,937,000	175,000	(455,000)
Costs and estimated profits in excess of billings….	(902,000)	(496,000)	-
Accrued expenses and other liabilities………………………	248,000	782,000	491,000
Net cash provided by operating activities…….	2,214,000	93,000	1,775,000
Cash flows from investing activities:
Proceeds on sale of property…………………………………………..	16,000	-	-
Capital expenditures…………………………………………………..	(419,000)	(681,000)	(617,000)
Net cash used in investing activities……………………..	(403,000)	(681,000)	(617,000)
Cash flow from financing activities:
Proceeds/(payments) from revolving credit facilities………………	245,000	255,000	500,000
Purchase of treasury stock…………………………………………..	-	(150,000)	-
Principal payments on long-term debt and notes payable…………	(1,040,000)	(962,000)	(1,030,000)
Net cash used in financing activities……..	(795,000)	(857,000)	(530,000)
Net increase (decrease) in cash and cash equivalents………………….	1,016,000	(1,445,000)	628,000
Cash and cash equivalents at beginning of year………………………….	260,000	1,705,000	1,077,000
Cash and cash equivalents at end of year…………………..……………	$ 1,276,000	$ 260,000	$ 1,705,000
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest………………………………………………………………	$ 172,000	$ 254,000	$ 434,000
Income taxes……………………………………………………….	$ 54,000	$ 613,000	$ 496,000
Noncash investing and financing activities
Acquisition of property under a capital lease……………………….	$ 45,000	$ -	$ -

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

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Earlysville, Virginia operations throughout the year and to conduct a full physical inventory at the Company’s Clearwater, Florida operations at the close of business each fiscal year.  During the 2004 fiscal year, the Company began a practice of conducting cycle counts at its Clearwater, Florida operations.  Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the physical inventory process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2004.

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

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land Improvements…………………………………………….	15-20 Years
Buildings and improvements…………………………………..	25-30 Years
Machinery and equipment……………………………………..	3-10 Years
Patterns, dies, and tools……………………………………….	3-5 Years
Furniture and fixtures………………………………………….	5-10 Years

Valuation Assessment of Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2004 and 2003, management does not believe that any assets are impaired.

Capitalized Software Costs and Other Assets

Capitalized software is recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense at the greater of the expected unit sales versus units sold or the straight line method for a period of three years from the date the product becomes available for general release to customers.  There were no software additions in fiscal 2004 or fiscal 2003. Total capitalized costs were $825,000 at January 31, 2004 and January 31, 2003, respectively. Accumulated amortization amounted to $825,000 and $685,000 at January 31, 2004 and 2003, respectively.

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

As a general matter, the terms specified in customer purchase orders determine whether the Company or the customer bears the obligation for payment of freight charges. While customers pay for freight in most transactions, the Company does occasionally pay freight charges on behalf of customers and bill all or a portion to customers. Freight revenue of $8,000, $10,000 and $9,000 is included in revenues in the consolidated statement of operations for the years ended January 31, 2004, 2003 and 2002, respectively.  Freight expense of $117,000, $115,000 and $122,000 is included in cost of sales in the consolidated statement of operations for the years ended January 31, 2004, 2003 and 2002, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense that is included Selling, General and Administrative Expenses in the Consolidated Statement of Operations approximated $167,000, $745,000 and $1,083,000, during the years ended January 31, 2004, 2003 and 2002, respectively.  Research and development costs that are included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations declined significantly as resources were devoted to the Joint Strike Fighter program, where expenditures are charged to Cost of Sales.  The amount related to the Joint Strike Fighter program that was charged to cost of sales in fiscal year 2004 was approximately $527,000.

Environmental Expenditures

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s experience with such expenditures and the amount of the accrual that existed at the close of each fiscal year:

	For the year ended January 31,
	2004	2003	2002

Environmental Expense (Income Statement)	$ 52,000	$ 122,000	$ 23,000
Environmental Accrual (Balance Sheet)	$ 38,000	$ 38,000	$ 10,000

Treasury Stock

The Company accounts for the acquisition of treasury shares at cost. The Company has not reissued acquired shares. It has, however, used treasury shares to make matching contributions to the Company’s 401(k) plan. For those transactions, the Company accounts for the contributions at fair value at the date of contribution.

Computation of Earnings Per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the treasury stock method. There were no dilutive common stock equivalents outstanding during the years ended January 31, 2004, 2003, and 2002. Therefore, basic and diluted earnings per share are the same amount.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2004 and 2003, substantially all of the Company’s cash balances were deposited with financial institutions who management has determined are of high credit quality.  During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aviation industry worldwide.

Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value because of the short term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2004 and 2003 approximates fair value as most instruments have adjustable rates which change frequently, while one instrument contains a fixed rate that approximates the Company’s incremental borrowing rate.

Segment Reporting

As of January 31, 2004 management does not believe the Company has any reportable segments as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The Company does not believe the adoption of FIN 45 has a material impact on its financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)

For special purpose entities (“SPEs”) created prior to February 1, 2003, the Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)

For non-SPEs created prior to February 1, 2003, the Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)

For all entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 31, 2004.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003, but does not expect a material impact.

In May 2003, the FASB issued FAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, ("FAS 149”).  FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 149 also amends FAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of FAS 149 did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("FAS 150").  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer reclassify certain instruments previously classified as equity as a liability. The adoption of FAS 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106.  The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company currently does not have any pension or other postretirement benefit plans other than a qualified 410(k) plan and the adoption of this statement did not have an impact on the Company's consolidated financial statements.

2. Receivables

Receivables at January 31, 2004 and 2003 consisted of the following:

	2004	2003

Trade………………………………………………………………………………...	$ 4,048,000	$ 3,962,000
Officers and employees……………………………………………………………..	-	2,000
	4,048,000	3,964,000
Less: allowance for doubtful accounts	(152,000)	(372,000)
	$ 3,896,000	$ 3,592,000

The decrease in the allowance for doubtful accounts in fiscal year 2004 is primarily due to the partial write off of one customer account from whom collection of that portion of the account balance became remote during fiscal 2004.

During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program. Costs and estimated earnings on this contract as of the years ended January 31, 2004 and 2003 are as follows:

	2004	2003
Costs incurred to date	$ 7,553,000	$ 2,534,000
Estimated earnings	1,333,000	447,000
	8,886,000	2,981,000
Less billings to date	7,488,000	2,485,000
Costs and estimated profits in excess of billings	$1,398,000	$496,000

3. Inventories

Inventories at January 31, 2004 and 2003 consisted of the following:

	2004	2003
Raw materials ……………..………………………………………………………..	$ 3,756,000	$ 2,322,000
Work in process………………………………………………………………………	1,719,000	2,545,000
Finished goods………………………………………………………………………	208,000	715,000
	$ 5,683,000	$ 5,582,000

4. Property, Plant and Equipment

Property, Plant and Equipment at January 31, 2004 and 2003 consisted of the following:

	2004	2003
Land and improvements…………………………………………………………………..	$ 464,000	$ 464,000
Building and improvements………………………………………………………………..	3,815,000	3,709,000
Machinery and equipment…………………………………………………………………	5,045,000	4,913,000
Patterns, dies and tools…………………………………………………………………….	382,000	409,000
Furniture and fixtures……………………………………………………………………..	1,306,000	1,342,000
	11,012,000	10,837,000
Less accumulated depreciation and amortization………………………………………	7,058,000	6,619,000
	$ 3,954,000	$ 4,218,000

Depreciation expense was $683,000, $638,000 and $600,000 for the years ended January 31, 2004, 2003 and 2002, respectively. The Company utilizes the straight-line method when accounting for depreciation. Certain components of property, plant and equipment are pledged as collateral for debt obligations (Note 7).

5. Accrued Expenses

Accrued expenses as of January 31, 2004 and 2003 were approximately $2,343,000 and $2,100,000, respectively. A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	2004	2003
Product development programs………………………………………………..	$ 1,497,000	$ 1,415,000
Other accrued expenses………………………………………………………..	846,000	685,000
	$ 2,343,000	$ 2,100,000

6. Income Taxes

Income tax expense (benefit) for the years ended January 31, 2004, January 31, 2003 and January 31, 2002 consisted of:

	2004	2003	2002
Current
Federal…………………………………	$ (259,000)	$ 138,000	$138,000
State……………………………………	(41,000)	71,000	21,000
	(300,000)	209,000	159,000

Deferred:
Federal………………………………	(143,000)	(204,000)	(120,000)
State…………………………………	(22,000)	(27,000)	(18,000)
	(165,000)	(231,000)	(138,000)
	$ (465,000)	$ (22,000)	$ 21,000

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax (benefit) rate:

	2004	2003	2002

Federal tax rate…………………………………………	34.0%	34.0%	34.0%
Increase in taxes resulting from:
State income taxes, net of federal tax benefit	3.3%	3.3%	3.3%
Other-primarily non-deductible expenses	41.0%	2.2%	1.7%
Deferred tax asset valuation adjustment	-684.1%	-9.0%	-36.1%
Research and experimentation credit	1.9%	-32.7%	0.0%
Effective tax rate	-603.9%	-2.2%	-2.9%

As of January 31, 2004, the income tax receivable of $207,000 with respect to the research and experimentation credit had been collected.  During fiscal year 2004, the Company filed amended tax returns for the fiscal years ended January 31, 1998, 1999, 2000, 2001 and 2002 subsequent to the restatement of its results and the consequent reduction in taxable income for the fiscal years 1999, 2000, 2001 and 2002 as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.  As of January 31, 2004, refunds related to the net operating loss carry backs for fiscal years 1998 and 1999 and amended tax returns for fiscal years 2001 and 2002 remain outstanding.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2004 and 2003 are as follows:

	2004	2003
Current deferred tax assets:
Accounts receivable………………………………………………………………	$ 57,000	$ 139,000
Inventories………..………………………………………………………………	281,000	750,000
Vacation and sick pay accrual…………………………………………………..	124,000	120,000
Net operating loss carry forward…………………………………………………	147,000	-
Other………………………………………………………………………………	10,000	(3,000)
Valuation Allowance……………………………………………………………..	-	(530,000)

Total current deferred tax assets	$ 619,000	$ 476,000
Deferred tax liabilities
Property, plant and equipment, principally due to differences in
Depreciation and capitalized interest………………………………………………	(22,000)	(44,000)
Total non-current deferred tax liabilities…………………………..	(22,000)	(44,000)
Net deferred tax asset…………………………………………..	$ 597,000	$ 432,000

At January 31, 2004, the Company has a net operating loss carry forward of approximately $400,000.  This carry forward will expire January 31, 2024.  The Company has determined that no valuation allowance is required against the deferred tax assets as it is more likely than not that the Company will realize the future benefits of the deferred tax assets.  As of January 31, 2003 the Company had a valuation allowance of $530,000 against its then-existing deferred tax assets.

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

7. Long-Term Debt, Notes Payable and Revolving Credit Facility

Long-term debt and notes payable at January 31, 2004 and 2003 consisted of the following:

	2004	2003
Note payable………………………………………………………………………………….	$ 717,000	$ 871,000
Industrial development revenue bonds……………………………………………………..	668,000	742,000
Mortgage note payable……………………………………………………………………….	391,000	464,000
Note payable, equipment…………………………………………………………………….	205,000	493,000
Note payable, II………………………………………………………………………………..	353,000	724,000
Capitalized Leases……………………………………………………………………………	82,000	117,000
	2,416,000	3,411,000
Less current maturity…………………………………………………………………………	1,497,000	1,121,000
Long-term debt and notes payable, less current maturity………………………………..	$ 919,000	$ 2,290,000

The amount of long-term debt and notes payable maturing in each of the fiscal years 2005, 2006, 2007, 2008, 2009 and thereafter is as follows:

Maturity Schedule of Long Term Debt and Notes Payable (1
2005………………………………………………………………..	$ 1,497,000
2006………………………………………………………………..	$ 148,000
2007………………………………………………………………..	$ 148,000
2008………………………………………………………………..	$ 148,000
2009………………………………………………………………..	$ 148,000
thereafter………………………………………………………….	$ 327,000
Total………………………………………………………………..	$ 2,416,000

(1)

This maturity schedule and the debt table described above reflect the repayment obligations as of January 31, 2004, but the financial statements reflect current maturities based upon the new debt agreements that were established in February 2004, as described below and in Note 12..

On February 25, 2004, the Company completed a refinancing of its debt obligations by securing new credit facilities with Wachovia Bank, N.A.  (“Wachovia Refinancing”)  The new facilities total $5.7 million, and include a 15 year term loan of $3.0 million that is collateralized by the Company’s real estate in Clearwater, Florida, a revolving credit facility of $2.5 million, and a seven year equipment loan of $0.2 million.  The entire debt also is secured by a lien on other Company and Avionics’ assets and by a Deed of Trust on Avionics’ real estate in Earlysville, Virginia.  The 15 year term loan has repayment obligations of $200,000 per year.  As of the date of this report, the seven year equipment loan remained unutilized.  These facilities replace all of the Company’s debt that was previously held by First Commercial Bank and SunTrust Bank, N.A.

The interest rate on the new credit facility is one-month LIBOR plus 300 basis points.  Certain loan covenants have been revised and now include a debt coverage ratio (defined as earnings before interest and taxes plus depreciation and amortization minus dividends, withdrawals and non-cash income divided by the sum of current maturities of long term debt and capital and synthetic lease obligations plus interest) that is greater than or equal to 1.25 to 1.00 and a leverage ratio (defined as total liabilities divided tangible net worth) not to exceed 1.30 to 1.00.

Note Payable

The note payable was payable in monthly installments beginning in October 1998 through April 30, 2004 including interest at the Prime Rate (4.00% at January 31, 2004) as a result of covenant violations for which waiver had previously been obtained.  Prior to the covenant violations, interest accrued at a rate equal to the 90-day average of the 90-day treasury bill plus 2.75% (4.39% and 4.64% at January 31, 2003 and 2002 respectively). The note payable was collateralized by accounts receivable, inventory and general intangibles (including patents, trademarks, copyrights, trade secrets, inventions and designs). See “Covenants” below for a description of covenants that the Company was subject to in connection with this note payable.

Industrial Development Revenue Bonds

The industrial development revenue bonds held by SunTrust Bank, N.A. were payable in quarterly principal installments of approximately $19,000 until December 2012, plus quarterly interest payments. As of January 31, 2004, the interest rate was 3.55%. During 2004 and 2003, these interest payments averaged $6,500 and $8,200, respectively, per quarter. The bonds were collateralized by property, plant and equipment located in Clearwater, Florida. The pledged collateral had a carrying value of approximately $1,226,000 at January 31, 2004. The mortgage and underlying bonds could have been redeemed in whole at the principal amount plus accrued interest on the 10th, 15th, or 20th anniversary date of the mortgage and underlying bonds. If the tax exempt status of the bond were to be revoked or impaired or the maximum corporate tax rate of the holder increased, certain portions could have become immediately payable or the interest rate could have been increased. In addition, the outstanding balance of $668,000 was subject to accelerated maturity upon a material, adverse change in financial condition or operation which in the opinion of the Trustee materially affects the borrower’s ability to repay the obligation as defined in the loan agreement. See “Covenants” below for a description of covenants that the Company was subject to in connection with the Industrial Development Revenue Bond.

Mortgage Note Payable

The mortgage note was payable in monthly installments through May 2009, including interest at 7.5% through May 1999 and prime plus 1 percent thereafter. The note was collateralized by substantially all property, plant and equipment of Avionics Specialties, Inc. The collateralized property had a carrying value of approximately $1,110,000 at January 31, 2004. See “Covenants” below for a description of covenants that the Company was subject to in connection with this mortgage note.

Note Payable, Equipment

During September 1999, the Company converted its equipment revolving credit facility into a note payable. The note payable was payable in monthly installments beginning in September 1999 through September 2004 including interest at 8.05%. The note payable was collateralized by all machinery and equipment at the Clearwater location.  See “Covenants” below for a description of covenants that the Company was subject to in connection with this note payable.

Note Payable, II

During July 2000, the Company converted $1,800,000 of its Revolving Credit Facility (described below) into a long term note payable. This note bore interest at the Prime Rate (4.00% at January 31, 2004) as a result of covenant violations for which waiver had previously been obtained.  Prior to the covenant violations, interest accrued at a rate equal to the trailing 90 day average of the 90 day Treasury bill rate on the last day of each of the Company’s fiscal calendar quarters plus 2.75% (4.39% and 4.64% at January 31, 2003 and 2002, respectively). This note was payable in thirty-seven monthly principal installments of $37,103, plus accrued interest, with the outstanding principal balance due on or before April 30, 2004. This note was collateralized by the Company’s receivables, inventory and general intangibles (including patents, trademarks, copyrights, trade secrets, inventions and designs). See “Covenants” below for a description of covenants that the Company was subject to in connection with this note payable.

Revolving Credit Facility

During July 2000, the Company obtained a revolving credit facility in the amount of $1,000,000 to replace the prior facility that matured in June 2000. This note originally was due and payable on demand, and if no demand was made, was due and payable May 30, 2001. The Company extended the revolving credit facility under the same terms in 2002. The revolving credit facility matured in May 2003, and the Company obtained an extension of the facility until April 30, 2004. In connection with the covenant violations and the extension of the maturity date as discussed below, the interest rate on this facility was increased to the Prime Rate, which was 4.00% at January 31, 2004.  Prior to the covenant violations, starting on October 31, 2000 the interest rate on this facility was the trailing 90 day average of the 90 day Treasury bill rate on the last day of each of the Company’s fiscal calendar quarters plus 2.75%. This credit facility was fully drawn at January 31, 2004. The average interest rate under this facility for the year ended January 31, 2004 was 3.90%, and was 4.99% for the year ended January 31, 2003.  The revolving credit facility agreement was collateralized by receivables, inventory and general intangibles (including patents, trademarks, copyrights, trade secrets, inventions and designs), and was subject to the same covenants as the Company’s Note Payable and Note Payable, II.

Covenants

The Company’s long-term debt agreements with First Commercial Bank, which include the Note Payable, the Note Payable, Equipment, and the Note Payable II above, include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio not to exceed 1.0:1, a current ratio of not less than 2.0:1 and a long-term debt service coverage of 1.25:1.  A covenant waiver dated October 30, 2003 suspended measurement of Company performance against the covenants until February 1, 2004.  As stated above and in Note 12 below, the Company repaid this debt upon refinancing its debt obligations in February 2004.

The Company’s long-term debt agreements with SunTrust, which include the Industrial Development Revenue Bonds and the Mortgage Note Payable above, include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio that does not exceed 1.0:1, a current ratio of not less than 2.5:1, a quick ratio of not less than 0.75:1, working capital of not less than $4.0 million and a minimum net worth of $6.0 million.  A covenant waiver dated October 30, 2003 eliminated the aforementioned covenant restrictions and replaced them with a Debt Service Coverage Requirement of not less than 1.50:1 and a Maximum Total Liabilities to Tangible Net Worth Requirement that does not exceed 1.0:1.  At January 31, 2004, the Company was in violation of both measures.  However, as stated above and in Note 12 below, the Company repaid this debt obligation upon refinancing its debt in February 2004.

8. Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $16,153,000, $10,575,000 and $6,798,000 for the years ended January 31, 2004, 2003 and 2002, respectively. Of these amounts, approximately $4,604,000, $2,711,000 and $2,357,000 were sales directly to U.S. Government agencies for the fiscal years ended January 31, 2004, 2003 and 2002, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to Lockheed and Boeing each represented 10% or more of net sales and amounted to 25% and 11% respectively, for the year ended January 31, 2004.  For the year ended January 31, 2003, sales to Lockheed and Boeing represented 10% or more of net sales, or 17% and 12%, respectively.  Sales to Boeing represented 10% of net sales for the year ended January 31, 2002.  Included in these amounts are sales of products that are sold by each company to the U.S. Government.  Foreign sales for the years ended January 31, 2004, 2003 and 2002 represented 10% or more of net sales and amounted to approximately $4,100,000, $4,315,000 and $7,379,000, respectively.  Substantially all foreign sales contracts are payable in U.S. dollars.  No other customer sales totaled greater than 10% of net sales for years ended January 31, 2004, 2003 or 2002.

Receivables at January 31, 2004 included approximately $432,000, $1,755,000 and $618,000 due from the U.S. Government, two domestic commercial customers and foreign customers, respectively. Receivables at January 31, 2003 included approximately $504,000, $1,760,000 and $652,000 due from the U.S. Government, two domestic commercial customers and foreign customers, respectively. No other customers represented greater than 10 percent of receivables at January 31, 2004 or 2003.

9. Benefit Plans

Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 15% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant’s yearly compensation. Such matching contributions will be made in cash or Common Stock of the Company. Additional contributions may be made at the Company’s discretion. For the year ended January 31, 2004, the Company contributed cash of approximately $186,000.  For the year ended January 31, 2003, the Company contributed 7,674 shares (approximately $177,000) of treasury stock. For the year ended January 31, 2002, the Company contributed cash of approximately $177,000.

William Parker was employed by the Company for 34 years, most recently as its President, until his retirement in 1997. During fiscal 2004, 2003 and 2002, the Company was, and it continues to be, a party to a Supplemental Pension Plan agreement with William C. Parker pursuant to which Mr. Parker receives monthly pension payments from the Company of $4,166.67. Amounts expensed under this plan were $137,000, $6,000 and $11,000 in 2004, 2003 and 2002, respectively. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which became effective as of January 1, 2004, which extends the existing Supplemental Pension Plan, and pursuant to which Mr. Parker will continue to receive monthly payments of $4,166.67 through December 2006. The extension resulted in a charge to income and an additional liability of $134,000 during the fourth quarter of fiscal 2004. The new agreement is subject to renewal upon agreement by both parties.

10. Related Party Transactions

J. Mervyn Nabors, a former Director of the Company, is the beneficial owner of approximately 31.7% of the Company’s issued and outstanding Common Stock, and was employed by the Company in numerous positions from 1962 until 1984 and as President and Chief Executive Officer from 1996 until November 2002. During fiscal 2003, Mr. Nabors was employed by the Company pursuant to an employment arrangement which provided for a minimum base salary of at least $250,000, plus an automobile allowance, health insurance and other benefits, although Mr. Nabors’ base salary for fiscal 2003 was $300,000. On May 20, 2003, the Company terminated such employment and entered into a Consulting Agreement with Mr. Nabors. Pursuant to the terms of the Consulting Agreement, Mr. Nabors has agreed to serve the Company as a consultant with respect to matters specifically assigned by the Company’s President, and the Company has agreed to pay Mr. Nabors a consulting fee of $120,000 per year for one year. The Consulting Agreement also provides Mr. Nabors with an automobile allowance of $18,000 per year, health insurance and retirement benefits similar to those provided to employees of the Company. The term of the Consulting Agreement is for one year, unless earlier terminated pursuant to its terms, including a determination by the Company’s Board of Directors to terminate the Consulting Agreement, with or without cause. In the event of a termination by the Board of Directors without cause, Mr. Nabors would be entitled to the unpaid balance of the consulting fee and the other benefits under the Consulting Agreement. The Company forecasts very limited use of Mr. Nabors’ services for the term of this agreement, and, accordingly, has elected to accrue the full amount of the contract in May 2003.

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

11. Commitments and Contingencies

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

At January 31, 2004, the Company was committed to future purchases of approximately $7,680,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

The Company entered into various operating leases in fiscal year 2002 and fiscal year 2003 to lease certain equipment.  No new leases occurred during fiscal year 2004.  Total rental expense was approximately $412,000, $329,000 and $48,000 for the years ended January 31, 2004, 2003 and 2002, respectively. The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2004 are as follows:

Minimum Lease Payments

Operating Leases
2005………………………………………………………………..	$ 398,000
2006………………………………………………………………..	$ 398,000
2007………………………………………………………………..	$ 350,000
2008………………………………………………………………..	$ 70,000

Total Minimum Lease Payments……………………………….	$ 1,216,000

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in the Company’s annual report for the fiscal year ended January 31, 2003 and the subsequent quarterly reports on Form 10-Q, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues. The Company continues to cooperate fully with the SEC.

On July 30, 2003, the Company received a deficiency letter from the American Stock Exchange (“Amex”) informing the Company that it was not in compliance with the Amex continued listing standards. The deficiency letter cited, among other things, the Company’s disclosures regarding underlying causes of its financial misstatements and the late filing of the Company’s 2003 Form 10-K and the Form 10-Q for the quarter ended April 30, 2003. On August 20, 2003, the Company provided a response, which included a plan to achieve compliance with applicable Amex rules. On September 24, 2003, the Company submitted an amended compliance plan to the Amex, which included an undertaking by the Company to file its 2003 Form 10-K no later than October 31, 2003 and to file both its April 30 and July 31, 2003 Forms 10-Q no later than November 15, 2003. On October 8, 2003, the Amex accepted the Company’s compliance plan, as amended, and informed the Company that its listing on the Amex would be continued with the understanding that the Company would implement its compliance plan within the timeframe specified in the plan.

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

A claim has been asserted by Miriam Frank, on behalf of the estate of the Company’s former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with an investigation by the United States government of the unauthorized use of foreign-manufactured components in aircraft clocks manufactured and sold by the Company (the “Government Action”) and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank. As of the date of this report, Ms. Frank has not clarified the amount of her claim to the Company and has not provided the Company with information sufficient to determine the amount of the alleged loss. However, Mrs. Frank has submitted a November 1996 letter addressed to the Company from counsel to the Estate of Herbert J. Frank asserting an indemnification claim of approximately $350,000 plus interest, consisting of costs and expenses resulting from the Government Action. In view of the available information, the Company believes that any obligation to pay the claim is remote.

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, J. Mervyn Nabors, a former director and former President and CEO of the Company, Eric J. McCracken, a former Chief Financial Officer of the Company, and Michael T. Reed, a former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 13, 1998 through March 17, 2003. Subsequently Mr. Gaeta was joined by other named plaintiffs in this action to form what is referred to as the “Miville Group”.  The action seeks compensatory and other damages, and costs and expenses associated with the litigation.  Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation," appointing Lead Plaintiffs (the "Miville Group"), approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.), and giving Lead Plaintiffs until April 27, 2004 to file an amended and consolidated class action complaint.  The outcome of the consolidated class action lawsuit cannot be adequately determined, and the impact upon the Company cannot be assessed, at this time. Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flow.

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

12. Subsequent Events

On February 5, 2004, the Company sold its Engine Vibration Monitoring System (“EVMS”) product line inventory to Beran Instruments LTD., a UK Company. This sale, which also includes the US registered trademark “EVMS”, allows the company to concentrate on core technology developments in its other product lines.  The sale of this product line inventory resulted in a gain that will be recognized during the first quarter of fiscal year 2005.

On February 25, 2004, the Company completed a refinancing of its debt obligations by securing new credit facilities with Wachovia Bank, N.A.  (“Wachovia Refinancing”)  The new facilities total $5.7 million, and include a 15 year term loan of $3.0 million that is collateralized by the Company’s real estate in Clearwater, Florida, a revolving credit facility of $2.5 million, and a seven year equipment loan of $0.2 million.  The 15 year term loan has repayment obligations of $200,000 per year.  As of the date of this report, the seven year equipment loan remained unutilized.  The entire debt also is secured by a lien on other Company and Avionics’ assets and by a Deed of Trust on Avionics’ real estate in Earlysville, Virginia.  These facilities replace all of the Company’s debt that was previously held by First Commercial Bank and SunTrust Bank, N.A.

The interest rate on the new credit facility is one-month LIBOR plus 300 basis points.  Certain loan covenants have been revised and now include a debt coverage ratio (defined as earnings before interest and taxes plus depreciation and amortization minus dividends, withdrawals and non-cash income divided by the sum of current maturities of long term debt and capital and synthetic lease obligations plus interest) that is greater than or equal to 1.25 to 1.00 and a leverage ratio (defined as total liabilities divided tangible net worth) not to exceed 1.30 to 1.00.

13. Quarterly Data (unaudited):

Set forth below are the Company’s quarterly data for the years ended January 31, 2004 and 2003.

		Quarter Ended
		April 30	July 31	October 31	January 31 (1)

2004
	Net Sales……………………………	$ 8,744,000	$ 7,746,000	$ 7,972,000	$ 6,651,000
	Gross Profit………………………..	2,913,000	2,196,000	2,127,000	1,383,000
	Income from Operations……………	570,000	(298,000)	(286,000)	212,000
	Net income………………………….	503,000	(342,000)	(301,000)	682,000
	Earnings per share (EPS) – Basic…	0.13	(0.09)	(0.08)	0.17
	Earnings per share (EPS) – diluted..	0.13	(0.09)	(0.08)	0.17

2003
	Net Sales……………………………	$ 6,015,000	$ 5,973,000	$ 7,001,000	$ 6,683,000
	Gross Profit………………………..	1,945,000	1,939,000	2,432,000	2,573,000
	Income from Operations……………	121,000	191,000	392,000	409,000
	Net income………………………….	(72,000)	(37,000)	438,000	677,000
	Earnings per share (EPS) – Basic…	(0.02)	(0.01)	0.11	0.18
	Earnings per share (EPS) – diluted.	(0.02)	(0.01)	0.11	0.18

(1) Results for the fiscal quarter ended January 31, 2004 include a reduction in audit fees from PricewaterhouseCoopers of approximately $674,000.

Supplemental Schedule of Valuation Accounts

Allowance for Doubtful Accounts

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance……………………………………………	$ 372,000	$ 81,000	$ 77,000
Amounts Written Off………….………………………………………..	(147,000)	-	-
Amounts Charged (Credited) to Operations……………………………..	(73,000)	291,000	4,000
Ending Reserve Balance……………………………………………….	$ 152,000	$ 372,000	$ 81,000

Warranty

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance……………………………………………	$ 50,000	$ 20,000	$ 20,000
Amounts Charged (Credited) to Operations……………………………..	100,000	30,000	-
Ending Reserve Balance……………………………………………….	$ 150,000	$ 50,000	$ 20,000

Sales Returns

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance……………………………………………	$ 75,000	$ -	$ -
Amounts Charged (Credited) to Operations……………………………..	-	75,000	-
Ending Reserve Balance……………………………………………….	$ 75,000	$ 75,000	$ -

Deferred Tax Asset Valuation Allowance

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance……………………………………………	$ 530,000	$ 618,000	$ 883,000
Amounts Charged (Credited) to Operations……………………………..	(530,000)	(88,000)	(265,000)
Ending Reserve Balance……………………………………………….	$ -	$ 530,000	$ 618,000