Form 10-K/A
period 2004-01-31
AEROSONIC CORP /DE/
filed 2004-04-29
CIK 109471

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended January 31, 2004.

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

Aerosonic Corporation (the “Company”) is filing this Amendment No. 1 to its annual report on Form 10-K for the fiscal year ended January 31, 2004, as filed with the Securities and Exchange Commission on Tuesday, April 6, 2003 in order to replace Exhibit 23 with Exhibit 23.1, since the form of such consent initially filed as Exhibit 23 inadvertently did not include the conformed signature of the accountant, and to add Exhibit 23.2 containing the written consent of the Company’s current independent accountant which was inadvertently omitted from the initial filing, as set forth in the Exhibit pages attached hereto.  This Amendment No. 1 also confirms, on the signature page hereof, that the capacities of the officers and directors of the Registrant in signing this Amendment No. 1 are the same as those capacities in which they signed the Form 10-K as filed on April 6, 2004. Their capacities inadvertently were not reflected on the signature page of the April 6, 2004 filing.

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

21

Subsidiaries of the Registrant

1.1

Consent of Independent Certified Public Accountants

1.2

Consent of Independent Certified Public Accountants

31.1

Section 302 Certification

31.2

Section 302 Certification

0.1

Section 906 Certification

0.2

Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report on Form 10-K that it filed on April 6, 2004 for the fiscal year ended January 31, 2004 and this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By:/s/            DAVID A. BALDINI

Date: April 28, 2004

David A. Baldini,

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report on Form 10-K that the Registrant filed on April 6, 2004 for the fiscal year ended January 31, 2004 and this Amendment No. 1 have been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/          DAVID A. BALDINI

Date: April 28, 2004

David A. Baldini,

President, Chief Executive Officer,

and Director

/s/          GARY E. COLBERT

Date: April 28, 2004

Gary E. Colbert,

Chief Financial Officer, Treasurer, and

    Secretary

/s/         P. MARK PERKINS

Date: April 28, 2004

P. Mark Perkins,

Executive Vice President and Director

/s/         CHARLES M. FOSTER, JR.

Date: April 28, 2004

Charles M. Foster, Jr.,  Director

 /s/           ROBERT J. MCGILL

Date: April 28, 2004

Robert J. McGill,  Director

/s/          WILLIAM C. PARKER

Date: April 28, 2004

William C. Parker,  Director

/s/           DAVID M. VOSEN

Date: April 28, 2004

David M. Vosen,  Director

Exhibit 23.1

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-59064) of Aerosonic Corporation of our report dated October 27, 2003, except for the information in Note 7 as to which the date is October 30, 2003, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

April 5, 2004

Exhibit 23.2

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-59064) of Aerosonic Corporation of our report dated March 24, 2004, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

April 5, 2004

Exhibit 31.1

CERTIFICATION

I, David A. Baldini, certify that:

1.

I have reviewed this Annual Report on Form 10-K of Aerosonic Corporation, as amended by Amendment No. 1;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 28, 2004

/s/   DAVID A. BALDINI

David A. Baldini

Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Gary E. Colbert, certify that:

1.

I have reviewed this Annual Report on Form 10-K of Aerosonic Corporation, as amended by Amendment No. 1;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

1.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 28, 2004

/s/   GARY E. COLBERT

Gary E. Colbert

Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Aerosonic Corporation (the “Company”) for the period ending January 31, 2004, as filed with the Securities and Exchange Commission on April 6, 2004 and as amended on April 28, 2004 (the “Report”), I, David A. Baldini, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

April 28, 2004

/s/   DAVID A. BALDINI

David A. Baldini

Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Aerosonic Corporation (the “Company”) for the period ending January 31, 2004, as filed with the Securities and Exchange Commission on April 6, 2004 and as amended on April 28, 2004 (the “Report”), I, Gary E. Colbert, Secretary, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

April 28, 2004

/s/   GARY E. COLBERT

Gary E. Colbert

Chief Financial Officer