Form 10-K/A
period 2004-01-31
AEROSONIC CORP /DE/
filed 2004-04-30
CIK 109471

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

21

Subsidiaries of the Registrant

23.1

Consent of Independent Certified Public Accountants

23.2

Consent of Independent Certified Public Accountants

31.1

Section 302 Certification

31.2

Section 302 Certification

32.1

Section 906 Certification

32.2

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