Form 10-Q
period 2004-04-30
AEROSONIC CORP /DE/
filed 2004-06-02
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2004

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from-----to-----

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ⌧

As of May 21, 2004, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

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

Significant Events.

On February 25, 2004, Aerosonic Corporation (the “Company”) refinanced all of its short-term and long-term bank debt obligations with Wachovia Bank, N.A.  Note 4 of Item 1 of Part I includes a discussion of the nature and certain details of the debt refinancing.

Note 6 of Item 1 of part 1 and Item 1 of Part II of this report include discussions of: (i) an investigation by the U.S. Securities and Exchange Commission regarding certain accounting issues, and (ii) securities class action lawsuits filed against the Company, PricewaterhouseCoopers LLP, The Company’s former independent accountant, and four former employees of the Company, two of whom were directors.

Item 1  Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended April 30,
	2004	2003

Revenue, net	$ 7,096,000	$ 8,744,000
Cost of sales	5,088,000	5,831,000
Gross profit	2,008,000	2,913,000
Selling, general and administrative expenses	1,779,000	2,343,000
Operating income	229,000	570,000
Other income (expense):
Interest expense, net	(6,000)	(53,000)
Miscellaneous income	121,000	3,000
	115,000	(50,000)
Income before income taxes	344,000	520,000
Income tax expense	(135,000)	(17,000)
Net income	$ 209,000	$ 503,000
Basic and diluted earnings per share	$ 0.05	$ 0.13
Basic and diluted weighted average shares outstanding	3,921,019	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2004	January 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 296,000	$ 1,276,000
Receivables, net of allowance for doubtful accounts of $372,000 and $372,000	4,281,000	3,896,000
Income tax receivable	1,152,000	1,842,000
Costs and estimated profits in excess of billings	2,025,000	1,398,000
Inventories	5,478,000	5,683,000
Prepaid expenses	221,000	190,000
Deferred income taxes	619,000	619,000
Total current assets	14,072,000	14,904,000
Property, plant and equipment, net	3,862,000	3,954,000
Capitalized software costs and other assets, net	223,000	127,000
Total assets	$ 18,157,000	$ 18,985,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$ 259,000	$ 200,000
Revolving credit facilities	945,000	1,000,000
Accounts payable, trade	1,283,000	2,910,000
Compensation and benefits	930,000	779,000
Income taxes payable	135,000	-
Accrued expenses and other liabilities	2,076,000	2,343,000
Total current liabilities	5,628,000	7,232,000
Long-term debt and notes payable due after one year	2,783,000	2,216,000
Deferred income taxes	22,000	22,000
Total liabilities	8,433,000	9,470,000
Commitments and contingencies
Shareholders’ equity:
Common stock $.40 par value: authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019	1,595,000	1,595,000
Additional paid-in capital	4,559,000	4,559,000
Retained earnings	4,266,000	4,057,000
Less treasury stock: 65,243 shares at April 30, 2004 and January 31, 2004, at cost	(696,000)	(696,000)
Total shareholders’ equity	9,724,000	9,515,000

Total liabilities and shareholders’ equity	$ 18,157,000	$ 18,985,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended April 30,
	2004	2003
Cash flow from operating activities:
Net income	$ 209,000	$ 503,000
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation	163,000	221,000
Amortization	2,000	61,000
Deferred income taxes	-	(181,000)
Changes in assets and liabilities:
Receivables	(385,000)	396,000
Income taxes receivable and payable	825,000	417,000
Costs and estimated profits in excess of billings	(627,000)	(853,000)
Inventories	205,000	(102,000)
Prepaid expenses	(31,000)	(29,000)
Capitalized software costs and other assets	(96,000)	(80,000)
Accounts payable, trade	(1,627,000)	134,000
Compensation and benefits	151,000	44,000
Accrued expenses and other liabilities	(267,000)	910,000
Net cash provided by/(used in) operating activities	(1,478,000)	1,441,000

Cash flow from investing activities:
Capital expenditures	(73,000)	(141,000)
Net cash used in investing activities	(73,000)	(141,000)

Cash flow from financing activities:
Proceeds/(payments) from revolving credit facilities	(55,000)	170,000
Proceeds from issuance of long-term debt	626,000	-
Principal payments on long-term debt and notes payable	-	(230,000)
Net cash provided by/(used in) financing activities	571,000	(60,000)

Net increase/(decrease) in cash and cash equivalents	(980,000)	1,240,000
Cash and cash equivalents at beginning of period	1,276,000	260,000
Cash and cash equivalents at end of period	$ 296,000	$ 1,500,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 47,000	$ 42,000
Income taxes	-	14,000
Non cash investing and financing activities:
Debt refinance	$ 3,326,000	$ -
Acquisition of property under a capital lease	$ -	$ 45,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The January 31, 2004 consolidated balance sheet has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the “2004 Form 10-K”) that the Company filed with the SEC on April 6, 2004. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005.

Note 2 – Business

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

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. In August 1998, the Company formed a new division called Precision Components, to perform high volume precision machining of mechanical components, which was less than 10% of operations during the three months ended April 30, 2004 and 2003.

During the three months ended April 30, 2004, sales to Lockheed represented approximately 20% of total revenues.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the first quarter mean the first quarter ended on April 30 of the referenced fiscal year. For example, references to the first quarter of fiscal year 2005 mean the first quarter ended April 30, 2004.

Note 3 – Inventories

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

Inventories at April 30, 2004 and January 31, 2004 consisted of the following:

	April 30, 2004	January 31, 2004

Raw materials	$ 3,359,000	$ 3,756,000
Work in process	2,019,000	1,719,000
Finished goods	100,000	208,000

	$ 5,478,000	$ 5,683,000

Note 4– Long Term Debt and Notes Payable

The Company completed a refinancing of its existing debt with Wachovia Bank, N.A. (“Wachovia”) on February 25, 2004.  The new facilities total approximately $5.7 million, and include a 15 year term loan of approximately $3.0 million that is collateralized by the Company’s real estate in Clearwater, Florida, a revolving credit facility of approximately $2.5 million, and a seven year equipment loan of approximately $0.2 million.  These facilities replace all of the Company’s debt that was previously held by First Commercial Bank and SunTrust Bank, N.A.

Long term debt and notes payable at April 30, 2004 and January 31, 2004 consisted of the following:

	April 30, 2004	January 31, 2004

Mortgage note payable - Wachovia	$ 2,983,000	$ -
Note payable	-	717,000
Industrial development revenue bonds	-	668,000
Mortgage note payable - SunTrust	-	391,000
Note payable, equipment	-	205,000
Note payable, II	-	353,000
Capitalized leases	59,000	82,000
	3,042,000	2,416,000
Less current maturity	259,000	1,497,000
Long-term debt and notes payable, less current maturity	$ 2,783,000	$ 919,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of April 30, 2004, the Company was in compliance with these financial covenants.

The Wachovia loan agreement subjects the Company to a number of additional covenants that, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

The Company’s ability to maintain sufficient liquidity and compliance with covenants in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results and compliance with covenants could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2005 and beyond, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Note 5– Commitments and Contingencies

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2004, all existing reserve balances had been utilized. Based upon information provided by the Company’s environmental consultants, management estimates that the Company will incur post-remediation monitoring expenses of approximately $38,000, for which a reserve has been established as of January 31, 2004.

The Company’s contractual obligations for future minimum payments under our long-term debt and operating leases as of April 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 6,703,000	$ 6,227,000	$ 458,000	$ 18,000	$ -
Long-term debt	3,042,000	259,000	600,000	400,000	1,783,000
Operating leases	1,116,000	398,000	718,000	-	-

Total	$10,861,000	$ 6,884,000	$1,776,000	$ 418,000	$ 1,783,000

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its 2003 Form 10-K that was filed with the SEC on October 31, 2003 and other potential issues. The Company brought these potential violations to the attention of the SEC in conjunction with management’s internal investigation. The Company continues to cooperate fully with the SEC.

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, J. Mervyn Nabors, a former director and former President and CEO of the Company, Eric J. McCracken, a former Chief Financial Officer of the Company, and Michael T. Reed, a former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 13, 1998 through March 17, 2003.  The action seeks compensatory and other damages, and costs and expenses associated with the litigation.

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation," appointing Lead Plaintiffs (the "Miville Group"), and approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.).  On April 27, 2004, Lead Plaintiffs filed an amended and consolidated class action complaint that alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects.  The amended complaint also added as a defendant Andrew Nordstrud, a former employee of the company.  The Company has not yet responded to the amended complaint.  The outcome of the consolidated class action lawsuit cannot be adequately determined, and the impact upon the Company cannot be assessed, at this time. Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flow.

Note 7 – Subsequent Events

Subsequent to April 30, 2004 and as of the date of this report, the seven year equipment loan of approximately $0.2 million that was included as part of the February 25, 2004 refinancing of the Company’s debt obligations with Wachovia (as described in Note 4) had been drawn to purchase equipment for the Company’s subsidiary in Earlysville, Virginia.

In June 2003, the Company had a small fire in its machine shop that resulted primarily in smoke damage to its machinery and equipment.  The Company’s machining processes were disrupted for approximately one month, after which production resumed.  During the shutdown, the machine shop was restored to operating capacity.  The costs for this restoration were borne by the Company’s insurance carrier, except for a deductible of $2,500.  In addition to the restoration costs, the Company received reimbursement for business interruption expenses of approximately $10,000, $68,000 and $139,000 in July 2003, October 2003 and January 2004, respectively.  These reimbursements were recorded in the Company’s financial statements in the periods when the reimbursements were received.  In March 2004, the Company retained the services of a business interruption specialist and then submitted a claim to its insurance carrier in April 2004 for the reimbursement of additional business interruption expenses that were identified as having been incurred as a result of the fire.  In May 2004, after further negotiations, the Company and the insurance carrier reached a settlement whereby the Company would be reimbursed a total of approximately $1,214,000 as a result of the business interruption.  The Company received the remaining payment of approximately $997,000 on May 25, 2004, which will be included in the results of operations for the fiscal quarter ending July 31, 2004.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the first quarter decreased approximately $1,648,000 when compared to the first quarter of fiscal year 2003, as restated. This resulted primarily from core instrument sales decreasing by approximately $708,000 and revenue from the Joint Strike Fighter (“JSF”) development program decreasing by approximately $867,000, as compared to the first quarter of fiscal year 2003. These decreases in revenue were due to reduced production throughput in the Company’s Clearwater operations as well as reduced progress on the JSF program.

Gross profit for the three months ended April 30, 2004 decreased by approximately 31%, or approximately $905,000, when compared to the first quarter of fiscal year 2004.  Approximately $549,000 of this change is due to a reduction in volume, while the remaining change of approximately $355,000 is due to changes in sales mix as well as some reductions in manufacturing efficiency in the Clearwater operations.

Selling, general and administrative expenses for the first quarter decreased approximately $564,000 when compared to the three months ended April 30, 2003.  This decrease is attributable to the reductions in audit fees of approximately $285,000 and legal fees of approximately $267,000 as well as the completion of engineering software amortization of approximately $85,000.  These decreases were partially offset by an increase in compensation and benefits expense in sales and marketing due to the personnel additions.

Interest expense decreased approximately $47,000 for the three months ended April 30, 2004 when compared to the three months ended April 30, 2003.  This decrease is partially due to lower interest rates, but is largely due to the receipt of interest payments of approximately $41,000 in conjunction with the Company’s receipt of income tax refunds in April 2004.

Miscellaneous income increased approximately $118,000 for the three months ended April 30, 2004 when compared to the three months ended April 30, 2003.  The Company’s sale of its Engine Vibration Monitoring System (“EVMS”) product line inventory in February 2004 resulted in miscellaneous income of approximately $170,000 while a miscellaneous expense of approximately $35,000 was recorded to settle a claim that was previously asserted by Mrs. Miriam Frank, widow of the Company’s founder, Herbert J. Frank.  The Company also recognized an expense of approximately $33,000 for capitalized loan costs that were written off when the long-term debt for which the expenses were incurred was refinanced with Wachovia in February 2004.

Income tax expense increased approximately $118,000 for the three months ended April 30, 2004 when compared to the three months ended April 30, 2003.  The Company recognized a non-recurring benefit through a reduction in its deferred tax asset valuation allowance in the three months ended April 30, 2003.

Liquidity and Capital Resources

Cash used in operating activities was approximately $1,478,000 for the three months ended April 30, 2004 an increase of approximately $2,919,000 when compared to the three months ended April 30, 2003. This decrease is primarily attributable to:

—

A decrease in net income of approximately $294,000

—

A decrease due to accounts payable of approximately $1,761,000 as the Company paid the remainder of its audit and legal fees related to the financial restatement as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003

—

A decrease due to accrued expenses and other liabilities of approximately $1,177,000 as the Company decreased its liabilities to suppliers for the JSF contract by approximately $772,000 and auditors of approximately $404,000

—

A decrease due to accounts receivable of approximately $781,000

—

A decrease in net income taxes receivable and payable of approximately $408,000 due to the receipt of refunds from the filing of amended tax returns

—

An increase in compensation and benefits of approximately $107,000

—

An increase due to the recording of additional costs and estimated profits in excess of billings of approximately $226,000 resulting from a comparative reduction in development project activity

—

An increase of approximately $307,000 due to reductions in inventories

Cash used in investing activities decreased approximately $68,000 due to lower investment in Machinery and Equipment.

Cash provided by financing activities increased approximately $631,000 as the Company completed the refinancing of its debt obligations.

Future capital requirements depend on numerous factors, including research and development, expansion of product lines, the resolution of the recently filed class action suits and potential related litigation, and other factors. Management believes that cash and cash equivalents, together with the Company’s cash flow from operations and current borrowing arrangements will provide for these necessary expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

As a consequence of the Company’s restatement of results of operations and the pending class action lawsuit, the Company’s creditworthiness may be diminished from what existed prior to the restatement. The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results.  Failure to successfully achieve these results could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2005, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “RESULTS OF OPERATIONS” and “LIQUIDITY AND CAPITAL RESOURCES”.  Further, such differences could be material.

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

The Company experiences a certain degree of sales returns that varies over time. Generally such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with SFAS 48 — Revenue Recognition When Right of Return Exists, the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company.  Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations. The Company has established a sales return reserve that approximates an expected level of sales returns over a 90-day period.

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage of completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated.  Other operating costs are charged to expense as incurred. During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program.

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

Provisions for Excess and Obsolete Inventory Losses and Residual Value Losses

The Company values its inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value.  Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twenty four months.  Estimates of future product demand may prove to be inaccurate, in which case the Company may understate or overstate the provision required for excess and obsolete inventory. Although the Company endeavors to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventory and consequently reported operating results.

Work In Process Inventories

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice is to conduct cycle counts of inventory at its Clearwater, Florida and Earlysville, Virginia operations throughout the year.  Generally, for items that are in process at the end of a fiscal year, management will make an estimate regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of April 30, 2004 and January 31, 2004, management does not believe that any assets are impaired.

The Company will capitalize production costs for computer software that is to be utilized as an integral part of a product when both; (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense at the greater of the expected unit sales versus units sold or the straight line method for a period of three years from the date the product becomes available for general release to customers.

Other Accounts Affected by Management Estimates

From time to time, management will utilize estimates when preparing the financial statements of the Company. Such areas include allowances for doubtful accounts, reserves for warranty and sales returns, depreciation, amortization and other accruals.

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our long-term debt and operating leases as of April 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 6,703,000	$ 6,227,000	$ 458,000	$ 18,000	$ -
Long-term debt	3,042,000	259,000	600,000	400,000	1,783,000
Operating leases	1,116,000	398,000	718,000	-	-

Total	$10,861,000	$ 6,884,000	$1,776,000	$ 418,000	$ 1,783,000

Item 3  Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4  Controls and Procedures.

As of April 30, 2004, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

Item 1  Legal Proceedings.

SEC Formal Investigation

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its 2003 Form 10-K that was filed with the SEC on October 31, 2003 and other potential issues. The Company brought these potential violations to the attention of the SEC in conjunction with management’s internal investigation. The Company continues to cooperate fully with the SEC.

Class Action Litigation

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, J. Mervyn Nabors, a former director and former President and CEO of the Company, Eric J. McCracken, a former Chief Financial Officer of the Company, and Michael T. Reed, a former Controller of the Company. The action alleges violations of

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 13, 1998 through March 17, 2003.  The action seeks compensatory and other damages, and costs and expenses associated with the litigation.

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation," appointing Lead Plaintiffs (the "Miville Group"), and approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.).  On April 27, 2004, Lead Plaintiffs filed an amended and consolidated class action complaint that alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects.  The amended complaint also added as a defendant Andrew Nordstrud, a former employee of the company.  The Company has not yet responded to the amended complaint.  The outcome of the consolidated class action lawsuit cannot be adequately determined, and the impact upon the Company cannot be assessed, at this time. Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flow.

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

None

ITEM 5.     OTHER INFORMATION

None

Item 6  Exhibits and Reports on Form 8-K.

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

10.31

Loan Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

10.32

Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

10.33

Term Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

10.34

Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

10.35

Mortgage, Assignment of Rents and Security Agreement dated February 24, 2004 between Aerosonic Corporation and Wachovia Bank, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

Item 6  Exhibits and Reports on Form 8-K (continued).

Exhibit No.

Description of Exhibit

10.36

Deed of Trust, Assignment of Rents and Security Agreement dated February 24, 2004 by and among Avionics Specialties, Inc. TRSTE, Inc. and Wachovia Bank, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

 31.1

Section 302 Certifications

 31.2

Section 302 Certifications

 32 1

Section 906 Certifications

 32.2

Section 906 Certifications

(b) Reports on Form 8-K

During the first quarter of fiscal year 2005, the Company filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 1, 2004

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini, President and Chief Executive Officer

Date:  June 1, 2004

AEROSONIC CORPORATION

/s/  Gary E. Colbert

Gary E. Colbert, Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, David A. Baldini, certify that:

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

Date:  June 1, 2004

/s/ David A. Baldini

David A. Baldini

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Gary E. Colbert, certify that:

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

Date:  June 1, 2004

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, David A. Baldini, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material aspects, the financial condition and result of operations of the registrant.

Date:  June 1, 2004

/s/ David A. Baldini

David A. Baldini

Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Gary E. Colbert, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)  The information contained in the report fairly presents, in all material aspects, the financial condition and result of operations of the registrant.

Date:  June 1, 2004

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer