Form 10-Q
period 2004-07-30
AEROSONIC CORP /DE/
filed 2004-09-13
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2004

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

As of September 10 , 2004, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

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

Significant Events

On February 25, 2004, Aerosonic Corporation (the “Company”) refinanced all of its short-term and long-term bank debt obligations with Wachovia Bank, N.A.  Note 4 of Item 1 of Part I includes a discussion of the nature and certain details of the debt refinancing.

Note 6 of Item 1 of Part I of this report include discussions of: (i) an investigation by the U.S. Securities and Exchange Commission (“SEC”) regarding certain accounting issues, (ii) securities class action lawsuits filed against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, and four former employees of the Company, two of whom were directors, and (iii) action by the U.S. Internal Revenue Service (the “IRS”) with respect to the Company’s amendments to its federal income tax returns for its fiscal years ended January 31, 1998 and 1999.  Item 1 of Part II of this report also includes discussions of the above-mentioned SEC investigation and securities class action lawsuits.

Item 1  Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	July 30, 2004	January 31, 2004
		(restated)
ASSETS
Current assets:
Cash and cash equivalents……………………………………..	$ 432,000	$ 1,276,000
Receivables, net of allowance for doubtful accounts of $12,000 and $152,000……………………………………….	4,855,000	3,896,000
Income taxes receivable……………………………………….	279,000	969,000
Costs and estimated profits in excess of billings………………	1,939,000	1,398,000
Inventories……………………………………………………..	5,704,000	5,683,000
Prepaid expenses………………………………………………	188,000	190,000
Deferred income taxes………………………………………...	619,000	619,000
Total current assets………………………………………	14,016,000	14,031,000
Property, plant and equipment, net…………………………………	3,983,000	3,954,000
Capitalized software costs and other assets, net…………………….	200,000	127,000
Total assets……………………………………………….	$ 18,199,000	$ 18,112,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year……….	$ 269,000	$ 200,000
Revolving credit facilities………………………………………	600,000	1,000,000
Accounts payable, trade………………………………………..	1,627,000	2,910,000
Compensation and benefits…………………………………….	1,011,000	779,000
Income taxes payable…………………………………………..	387,000	-
Accrued expenses and other liabilities…………………………	1,620,000	2,343,000
Total current liabilities……………………………………	5,514,000	7,232,000
Long-term debt and notes payable due after one year………………	2,909,000	2,216,000
Deferred income taxes………………………………………………	22,000	22,000
Total liabilities……………………………………………	8,445,000	9,470,000
Commitments and contingencies
Stockholders’ equity:
Common stock $0.40 par value: authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019……………..	1,595,000	1,595,000
Additional paid-in capital………………………………………	4,559,000	4,559,000
Retained earnings………………………………………………	4,296,000	3,184,000
Less treasury stock: 65,243 shares at July 30, 2004 and January 31, 2004, at cost……………………………………..	(696,000)	(696,000)
Total stockholders’ equity………………………………...	9,754,000	8,642,000

Total liabilities and stockholders’ equity …………………	$ 18,199,000	$ 18,112,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2004	July 31, 2003	July 30, 2004	July 31, 2003

Revenue, net………………………………..	$ 7,937,000	$ 7,746,000	$ 15,033,000	$ 16,490,000
Cost of sales………………………………...	5,220,000	5,550,000	10,308,000	11,382,000
Gross profit……………………………	2,717,000	2,196,000	4,725,000	5,108,000
Selling, general and administrative expenses	2,273,000	2,494,000	4,052,000	4,837,000
Operating income……………………..	444,000	(298,000)	673,000	271,000
Other income (expense):
Interest expense, net………………….	(46,000)	(53,000)	(52,000)	(106,000)
Miscellaneous income………………...	1,058,000	(3,000)	1,179,000	1,000
	1,012,000	(56,000)	1,127,000	(105,000)
Income before income taxes………………..	1,456,000	(354,000)	1,800,000	166,000
Income tax (expense) benefit………………	(553,000)	12,000	(688,000)	(5,000)
Net income……………………………	$ 903,000	$ (342,000)	$ 1,112,000	$ 161,000
Basic and diluted earnings per share………	$ 0.23	$ (0.09)	$ 0.28	$ 0.04
Basic and diluted weighted average shares outstanding…………………………………	3,921,019	3,921,019	3,921,019	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 30, 2004	July 31, 2003
Cash flow from operating activities:
Net income………………………………………………………	$ 1,112,000	$ 161,000
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Allowance for doubtful accounts	(140,000)	-
Depreciation ……………………………………………….	303,000	365,000
Amortization ……………………………………………….	27,000	121,000
Deferred income taxes ……………………………………..	-	(65,000)
Changes in assets and liabilities
Receivables……………………………………………….	(819,000)	355,000
Income taxes receivable and payable……………………...	1,077,000	273,000
Costs and estimated profits in excess of billings………….	(541,000)	(1,399,000)
Inventories…………………………………………………	(21,000)	(86,000)
Prepaid expenses…………………………………………...	2,000	11,000
Capitalized software costs and other assets……………….	(73,000)	(80,000)
Accounts payable, trade……………………………………	(1,283,000)	504,000
Compensation and benefits………………………………...	232,000	87,000
Accrued expenses and other liabilities…………………….	(723,000)	1,394,000
Net cash provided by/ (used in) operating activities…	(847,000)	1,641,000

Cash flow from investing activities:
Capital expenditures……………………………………………..	(148,000)	(253,000)
Net cash used in investing activities………………………..	(148,000)	(253,000)

Cash flow from financing activities:
Proceeds/ (payments) from revolving credit facilities…………..	(400,000)	245,000
Proceeds from issuance of long-term debt……………………...	621,000	-
Principal payments on long-term debt and notes payable………	(70,000)	(524,000)
Net cash provided by/ (used in) financing activities……….	151,000	(279,000)

Net increase/ (decrease) in cash and cash equivalents………………	(844,000)	1,109,000
Cash and cash equivalents at beginning of period …………………	1,276,000	260,000
Cash and cash equivalents at end of period ………………………..	$ 432,000	$ 1,369,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest……………………………………………………………	$ 94,000	$ 111,000
Income taxes……………………………………………………...	300,000	29,000
Non cash investing and financing activities:
Debt refinance…………………………………………………….	$ 3,537,000	$ -
Acquisition of property under a capital lease…………………….	$ -	$ 45,000
Acquisition of property through issuance of note payable……….	$ 211,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The restated January 31, 2004 consolidated balance sheet has been derived from the audited consolidated financial statements that the Company plans to amend (as described in Note 6), but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the impact of the proposed amendment described in Note 6 upon the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the “2004 Form 10-K”) that the Company filed with the SEC on April 6, 2004. Operating results for the three months and the six months ended July 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.  The Company has changed its quarterly periods to coincide with the last Friday of each fiscal quarter for the first three fiscal quarters of each year.  This is to more economically and conveniently use the Company’s resources in calculating the closing figures for each quarter for which a Form 10-Q Report is required.  This will not affect the January 31 fiscal yearend of the Company.  Thus, this year’s second quarter Form 10-Q ending on July 30, 2004 is contrasted with last year’s July 31, 2003 second quarter.

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

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. In August 1998, the Company formed a new division called Precision Components, to perform high volume precision machining of mechanical components, which was less than 10% of operations during the three months and the six months ended July 30, 2004 and July 31, 2003.

During the three months ended July 30, 2004, sales to Lockheed Martin Corporation represented approximately 14% of total revenues and sales to Mid-Continent Instrument Company Inc. represented approximately 10% of total revenues.  During the six months ended July 30, 2004, sales to Lockheed represented approximately 17% of total revenues.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the second quarter mean the second quarter ended on July 30 of the referenced fiscal year. For example, references to the second quarter of fiscal year 2005 mean the second quarter ended July 30, 2004.

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

Inventories at July 30, 2004 and January 31, 2004 consisted of the following:

	July 30, 2004	January 31, 2004

Raw materials………………………………………………………….	$ 3,495,000	$ 3,756,000
Work in process………………………………………………………..	2,209,000	1,719,000
Finished goods…………………………………………………………	-	208,000

	$ 5,704,000	$ 5,683,000

Note 4– Long Term Debt and Notes Payable

The Company completed a refinancing of its existing debt with Wachovia Bank, N.A. (“Wachovia”) on February 25, 2004.  The new facilities total approximately $5.7 million, and include a 15 year term loan of approximately $3.0 million that is collateralized by the Company’s real estate in Clearwater, Florida (the “Clearwater real estate”), a revolving credit facility of approximately $2.5 million, and a seven year equipment loan of approximately $0.2 million.  All of the Company’s other assets (i.e., other than the Clearwater real estate) are subject to liens securing all three of the loans from Wachovia.  This includes all assets of Avionics Specialties, Inc., the Company’s wholly owned subsidiary.  These facilities replace all of the Company’s debt that was previously held by First Commercial Bank and SunTrust Bank, N.A.

Long term debt and notes payable at July 30, 2004 and January 31, 2004 consisted of the following:

	July 30, 2004	January 31, 2004(1)

Mortgage note payable – Wachovia…………………………………...	$ 2,933,000	$ -
Equipment note payable – Wachovia………………………………….	206,000	-
Note payable – First Commercial Bank…………………………….…	-	717,000
Industrial development revenue bonds……………………………...…	-	668,000
Mortgage note payable – SunTrust……………………………………	-	391,000
Note payable, equipment – First Commercial Bank…………………..	-	205,000
Note payable, II – First Commercial Bank…………………………….	-	353,000
Capitalized leases………………………………………………………	39,000	82,000
	3,178,000	2,416,000
Less current maturity………………………………………………….	269,000	1,497,000
Long-term debt and notes payable, less current maturity	$ 2,909,000	$ 919,000

(1)

The debt table described above reflects the repayment obligations as of January 31, 2004, but the financial statements reflect current maturities based upon the new debt agreements that were established in February 2004, as described above.

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of July 30, 2004, the Company was in compliance with these financial covenants.

The Wachovia loan agreement subjects the Company to a number of additional covenants that, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

The Company’s ability to maintain sufficient liquidity and compliance with covenants in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results and compliance with covenants could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2005 and beyond, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and, if necessary, selling assets.

Note 5– Accrued Expenses

Accrued expenses as of July 30, 2004 and January 31, 2004 were approximately $1,620,000 and $2,343,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	July 30, 2004	January 31, 2004

Product development programs………………………………………	$ 904,000	$ 1,497,000
Other accrued expenses………………………………………………	716,000	846,000
	$ 1,620,000	$ 2,343,000

Note 6 – Commitments, Contingencies and Subsequent Events

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

The Company’s contractual obligations for future minimum payments under our purchase commitments, long term-debt and operating leases as of July 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 6,582,000	$ 6,283,000	$ 273,000	$ 26,000	$ -
Long-term debt	3,178,000	269,000	463,000	460,000	1,986,000
Operating leases	1,017,000	398,000	619,000	-	-

Total	$10,777,000	$ 6,940,000	$1,355,000	$ 486,000	$ 1,986,000

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

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation," appointing Lead Plaintiffs (the "Miville Group"), and approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.).  On April 27, 2004, Lead Plaintiffs filed an amended and consolidated class action complaint that alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects.  The amended complaint also added as a defendant Andrew Nordstrud, a former employee of the company.  On June 28, 2004, the Company responded to the amended complaint by filing a motion to dismiss, and each of the other defendants also moved to dismiss the amended complaint.  On August 27, 2004, Lead Plaintiffs filed a memorandum of law as a comprehensive opposition to the motion to dismiss.

The outcome of the consolidated class action lawsuit cannot be adequately determined, and the impact upon the Company cannot be assessed, at this time. Any resolution of such litigation could have a material adverse effect upon the Company’s financial position, results of operations, and cash flow.

In June 2004, the Company received a notice from the IRS that disallowed refund claims made by the Company when it filed amended tax returns for the January 31, 1998 and 1999 tax years in December 2003.  The Company prepared its July 30, 2004 Balance Sheet and revised its January 31, 2004 Balance Sheet that are presented in this Form 10-Q to reflect the impact of this event.  The revisions include reductions of $873,000 in both “Income taxes receivable” and “Stockholders’ equity”.  The impact of these changes will result in a prior period adjustment to the Company’s January 31, 2000 balance sheet that flow through the balance sheets in each subsequent year.  The Company is presently preparing amendments to its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004 to incorporate this change.  The Company intends to continue working with its tax advisors to determine if any potential additional deferred tax benefits that result from this change can be realized in any periods subsequent to January 31, 2000, including any future periods.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

Revenues for the second quarter increased approximately $191,000 when compared to the second quarter of fiscal year 2004. Increases in core instrument revenues and revenues from repairs and spare parts of approximately $682,000 and approximately $478,000, respectively, were offset by decreases in Precision Components revenues of approximately $383,000 and expected slower progress on the Joint Strike Fighter (“JSF”) development program of approximately $586,000.

Revenues for the six months ended July 30, 2004 decreased approximately $1,457,000 when compared to the six months ended July 31, 2003. This resulted primarily from reduced revenues on the JSF program of approximately $1,453,000.

Gross profit for the three months ended July 30, 2004 increased by approximately 24%, or approximately $521,000, when compared to the second quarter of fiscal year 2004.  Approximately $54,000 of this change is due to an increase in volume, while the remaining change of approximately $467,000 is due to changes in the revenue mix due to revenue increases in core instruments, repairs and spare parts that yield higher margins than do revenues from development programs.

Gross profit for the six months ended July 30, 2004 decreased by approximately 8%, or approximately $383,000, when compared to the six months ended July 31, 2003.  A volume-related reduction in gross profit margin of approximately $451,000 was partially offset by an increase in gross profit margin of approximately $67,000 due to changes in the revenue mix.

Selling, general and administrative expenses for the second quarter decreased approximately $221,000 when compared to the three months ended July 31, 2003.  This decrease is primarily attributable to the reductions in audit fees of approximately $407,000 and legal fees of approximately $203,000.  These decreases were partially offset by an increase in engineering expenses of approximately $320,000 as the Company expands its Clearwater, Florida engineering capabilities in conjunction with its development of instrumentation for the Cessna Mustang business jet and an increase in sales-related travel and commissions of approximately $78,000.

Selling, general and administrative expenses for the six months ended July 30, 2004 decreased approximately $785,000 when compared to the six months ended July 31, 2003.  This decrease is primarily attributable to the reductions in audit fees of approximately $674,000 and legal fees of approximately $473,000.  These decreases were partially offset by an increase in engineering expenses of approximately $384,000 as the Company expands its Clearwater, Florida engineering capabilities in conjunction with its development of instrumentation for the Cessna Mustang business jet.

Interest expense decreased approximately $7,000 for the three months ended July 30, 2004 when compared to the three months ended July 31, 2003.  This decrease is partially due to lower interest rates as well as slightly lower average debt balances.

Interest expense decreased approximately $54,000 for the six months ended July 30, 2004 when compared to the six months ended July 31, 2003.  This decrease is partially due to lower interest rates as well as slightly lower average debt balances, but is largely due to the receipt of interest payments of approximately $41,000 in conjunction with the Company’s receipt of income tax refunds in April 2004.

Miscellaneous income increased approximately $1,061,000 for the three months ended July 30, 2004 when compared to the three months ended July 31, 2003.  As disclosed in the Subsequent Events section of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2004, the Company submitted a claim to its insurance carrier in April 2004 for the reimbursement of additional business interruption expenses that were identified as having been incurred as a result of a small fire that had occurred in the Company’s machine shop at its Clearwater, Florida operations.  In May 2004, after further negotiations, the Company and the insurance carrier reached a settlement whereby the Company would be reimbursed a total of approximately $1,214,000 as a result of the business interruption. The Company received the remaining payment of approximately $997,000 on May 25, 2004.

Miscellaneous income increased approximately $1,178,000 for the six months ended July 30, 2004 when compared to the six months ended July 31, 2003.  This increase is primarily due to the insurance recovery described in the preceding paragraph as well as the Company’s sale of its Engine Vibration Monitoring System (“EVMS”) product line inventory in February 2004 that resulted in miscellaneous income of approximately $170,000.

Income tax expense increased approximately $565,000 for the three months ended July 30, 2004 when compared to the three months ended July 31, 2003.  The Company recognized a non-recurring benefit through a reduction in its deferred tax asset valuation allowance in the three months ended July 31, 2003.

Income tax expense increased approximately $684,000 for the six months ended July 30, 2004 when compared to the six months ended July 31, 2003.  The Company recognized a non-recurring benefit through a reduction in its deferred tax asset valuation allowance in the six months ended July 31, 2003.

Liquidity and Capital Resources

Cash used in operating activities was approximately $847,000 for the six months ended July 30, 2004 an increase of approximately $2,488,000 when compared to cash provided during the six months ended July 31, 2003. This increase in cash usage is primarily attributable to:

—

A decrease due to accounts payable of approximately $1,787,000 as the Company negotiated reductions in or paid the remainder of its aged audit and legal fees that existed as of July 31, 2003 that were related to the financial restatement as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003

—

A decrease due to accrued expenses and other liabilities of approximately $2,117,000 primarily due to the Company’s decreasing its liabilities to suppliers for the JSF contract by approximately $1,309,000, attorneys by approximately $170,000 and auditors by approximately $673,000 versus the increase in such liabilities that occurred for the six months ended July 31, 2003

—

A decrease due to accounts receivable of approximately $1,174,000 due to an increase in revenue plus the issuance of an invoice to Lockheed for $895,000 at the end of the quarter for a milestone billing on the JSF project

•

A decrease of approximately $140,000 due to a reduction in the allowance for doubtful accounts for the write-off of a previously-reserved account that has been determined to be uncollectible

These increases in cash usage were partially offset by:

—

An increase in net income of approximately $951,000

•

A decrease in net income taxes receivable and payable of approximately $804,000 due to the receipt of refunds from the filing of amended tax returns

•

A decrease due to the recording of additional costs and estimated profits in excess of billings of approximately $858,000 resulting from a comparative period-over-period reduction in development project activity

—

An increase in compensation and benefits of approximately $145,000

—

A decrease of approximately $65,000 due to a comparative period-over-period reduction in inventory accumulation

Cash used in investing activities increased approximately $106,000 due to higher investment in Machinery and Equipment.

Cash provided by financing activities increased approximately $641,000 due to the Company completion of the refinancing of the Company’s debt obligations in February 2004.

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

As a consequence of the Company’s restatement of results of operations and the pending class action lawsuit, the Company’s creditworthiness may be diminished from what existed prior to the restatement. The Company’s ability to maintain sufficient liquidity in fiscal year 2005 and beyond is highly dependent upon achieving expected operating results.  Failure to successfully achieve these results could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2005, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and, if necessary, selling assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ less than estimates that are based upon under different assumptions or conditions than those selected by the Company.  The differences resulting from the Company’s selected assumptions and conditions in contrast to other assumptions and conditions could be material.

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

Revenue Recognition

The Company manufactures most of its products on a build-to-order basis and ships products upon completion. The Company has a policy of strict adherence to the provisions of Staff Accounting Bulletin 101 (“SAB 101”), entitled “Revenue Recognition in Financial Statements, as modified by SAB104”, in order to accurately state its revenues in each accounting period. For certain situations, some judgment is required, but most sales have clear revenue recognition criteria.

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

The Company experiences a certain degree of sales returns that varies over time. Generally such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with Statement of Financial Accounting Standards No. 48 (“SFAS 48”), entitled “Revenue Recognition When Right of Return Exists,” the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company.  Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations. The Company has established a sales return reserve that approximates an expected level of sales returns over a 90-day period.

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

Accounts Receivable Allowance for Doubtful Accounts and Credit Losses

The Company continuously evaluates its customers and provides reserves for anticipated credit losses as soon as collection becomes compromised. The Company at times may maintain a limited reserve in anticipation that smaller accounts may become a collection issue, which occurs from time to time based on historical experience. However, most of the Company’s customers are financially sound and the Company’s history of bad debts is relatively low. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of July 30, 2004 and January 31, 2004, management does not believe that any assets are impaired.

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

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of July 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 6,582,000	$ 6,283,000	$ 273,000	$ 26,000	$ -
Long-term debt	3,178,000	269,000	463,000	460,000	1,986,000
Operating leases	1,017,000	398,000	619,000	-	-

Total	$10,777,000	$ 6,950,000	$ 1,355,000	$ 486,000	$ 1,986,000

Item 3

Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk under the Company’s variable rates in its loans from Wachovia discussed in Note 4 to its Financial Statements in Part I above. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4

Controls and Procedures.

As of July 30, 2004, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

Item 1 Legal Proceedings.

SEC Formal Investigation

As discussed in each of the Company’s Form 10-K and Form 10-Q reports, beginning with the Form 10-K for the year ended January 31, 2003, the Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its 2003 Form 10-K that was filed with the SEC on October 31, 2003 and other potential issues. The Company brought these potential violations to the attention of the SEC in conjunction with management’s internal investigation. The Company continues to cooperate fully with the SEC.

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

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation," appointing Lead Plaintiffs (the "Miville Group"), and approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.).  On April 27, 2004, Lead Plaintiffs filed an amended and consolidated class action complaint that alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects.  The amended complaint also added as a defendant Andrew Nordstrud, a former employee of the company.  On June 28, 2004, the Company responded to the amended complaint by filing a motion to dismiss, and each of the other defendants also moved to dismiss the amended complaint.  On August 27, 2004, Lead Plaintiffs filed a memorandum of law as a comprehensive opposition to the motions to dismiss.

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

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders for 2004 on July 14, 2004, at which the board of directors submitted three proposals to the stockholders, including the election of directors. The details of the three proposals are described in the Company’s definitive proxy statement filed with the SEC on June 15, 2004. All six of the board’s nominee’s were elected as directors, and the other two proposals likewise were approved by the stockholders and became effective with such approvals.

The first proposal, as approved and adopted, was an amendment to the Company’s bylaws to classify the board of directors into three groups (i.e., classes) and to provide ultimately for three-year terms for each class. The classification has begun with a one-year term for Class I directors, a two-year term for Class II directors, and a three-year term for Class III directors. Each class will be elected for a three-year term when their current terms expire. There were 902,876 votes cast for this proposal and 326,010 votes against, 4,015 abstentions and 1,345,411 broker non-votes.

The second proposal for the election of six directors to constitute the entire board, but to serve in the following classes as explained above. William C. Parker and Thomas E. Whytas were elected as Class I directors, Robert J. McGill and P. Mark Perkins were elected as Class II directors, and David A. Baldini and David M. Vosen were elected as Class III directors. The following table includes the share votes “for,” votes “withheld,” and “broker non-votes” on the election of directors.

Name of Director and Class	Votes For	Votes Withheld
William C. Parker, Class I	2,118,364	459,948
Thomas E. Whytas, Class I	2,118,970	459,342
Robert J. McGill, Class II	2,118,864	459,448
P. Mark Perkins, Class II	2,118,864	459,448
David A. Baldini, Class III	2,108,870	469,442
David M. Vosen, Class III	2,118,864	459,448

The third proposal was to approve the Aerosonic Corporation 2004 Stock Incentive Plan (the “Stock Plan”) to provide for the use of up to 200,000 shares of the Company’s Common Stock as incentive compensation to encourage and enable officers, other employees, and non-employee directors of the Company (including its subsidiaries) to acquire a proprietary interest in the Company, in order to stimulate their efforts on the Company’s behalf, to strengthen their desire to remain with the Company, and to assist in the recruitment of new employees.  There were 987,200 votes cast for this proposal and 243,271 votes against, 2,430 abstentions and 1,345,411 broker non-votes.

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

3.8

Amended and Restated Bylaws of the Company

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

Item 6.  Exhibits and Reports on Form 8-K (continued).

Exhibit No.

Description of Exhibit

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

10.32

Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

10.33

Term Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

10.34

Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004

10.35

Mortgage, Assignment of Rents and Security Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.36

Deed of Trust, Assignment of Rents and Security Agreement, dated February 24, 2004, by and among Avionics Specialties, Inc., TRSTE, Inc. and Wachovia Bank, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.37

Aerosonic Corporation 2004 Stock Incentive Plan

 31.1

Section 302 Certifications

 31.2

Section 302 Certifications

 32 1

Section 906 Certifications

 32.2

Section 906 Certifications

(b) Reports on Form 8-K

During the second quarter of fiscal year 2004, the Company filed current reports on Form 8-K as follows:

On June 3, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5 and attaching the Company’s May 28, 2004 press release disclosing (i) the resignation of Charles M. Foster, Jr. from the Company’s Board of Directors, and (ii) the election of Thomas E. Whytas to the Company’s Board of Directors, filling the vacancy created by Mr. Foster’s resignation.  On June 4, 2004 and inadvertently again on June 8, 2004, the Company filed a Form 8-K/A amendment correcting an error in a date that was reported in the Company’s Form 8-K filed on June 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

September 13, 2004

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini, President and Chief Executive Officer

Date:

September 13, 2004

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

September 13, 2004

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

September 13, 2004

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending July 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, David A. Baldini, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material aspects, the financial condition and result of operations of the registrant.

Date:

September 13, 2004

/s/ David A. Baldini

David A. Baldini

Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending July 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Gary E. Colbert, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material aspects, the financial condition and result of operations of the registrant.

Date:

September 13, 2004

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer