Form 10-K/A
period 2004-01-31
AEROSONIC CORP /DE/
filed 2004-12-08
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2004

Commission File Number 1-11750

AEROSONIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1668471
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

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

As of November 30, 2004, the issuer had 3,921,019 shares of Common Stock outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Aerosonic Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for its fiscal year ended January 31, 2004, as filed with the Securities and Exchange Commission on April 6, 2004 (the "Original 2004 Form 10-K"), primarily to correct errors in recording income taxes receivable and deferred income taxes in the fiscal year ended January 31, 2000, as carried on the balance sheet for each subsequent year through January 31, 2004 (the “Income Tax Error”), and to correct the resulting effects upon total assets, retained earnings, and shareholders’ equity.

The Company erroneously recorded “income taxes receivable” resulting from tax refunds expected from the application of net operating loss carrybacks to tax years ended January 31, 1998 and 1999, for which the applicable statutes of limitations had expired.  The prior period adjustment to correct the Income Tax Error results in a reduction of approximately $572,000 in income taxes receivable, total assets, retained earnings and shareholders’ equity, as of January 31, 2000 and at each subsequent year end.  These adjustments, as reflected in this Amendment No. 2, do not affect earnings or cash flows in the Company’s previously reported financial statements for the fiscal years ended January 31, 2004, 2003 or 2002, as included in its Original 2004 Form 10-K.

This Amendment No. 2 includes: all four Items of Part I of the Original 2004 Form 10-K, even though the only changes are in Items 1 and 2 to reflect changes in numerical references to Notes to the Financial Statements.  (Since this Amendment No. 2 adds a new Note 2 to the Financial Statements, the Note numbers for subsequent Notes changed.) Items 3 and 4 of Part I and Items 5 and 7 remain unchanged from the Original 2004 Form 10-K, but are included to provide a convenient continuity of the text surrounding the changed Items, and to avoid referring back to the Original 2004 Form 10-K for such information.  Since the previously filed Amendment No. 1 to the Original 2004 Form 10-K simply provided the complete form of Exhibits 23.1 and 23.2, Amendment No. 1 did not affect the text of any of the Items in Part I and Part II that preceded Item 8 of the Original 2004 Form 10-K.

Actual Changes in this Amendment 2.  The actual changes in the Original 2004 Form 10-K included in this Amendment No. 2 are: (1) changes in the Financial Statement Note number references in Items 1, 2 and 7; (2) an update to Item 3, including events involving the SEC investigation and recent action by the SEC, and developments in the securities class action litigation, and resulting modifications to the Item 7 risk factor “Risks associated with the current SEC investigation and shareholder litigation”, and to Note 12 of the Financial Statements, and the announcement in Item 3  and in Note 12 of the Financial Statements of a settlement of the indemnification claim by Miriam Frank, widow of Herbert Frank, a former President and Chairman of the Company, (3) an amended and restated Item 6, Selected Financial Data;  and (4) amendments to Item 8 that include: (a) amended and restated Consolidated Balance Sheets as at January 31, 2004 and 2003, (b) amended and restated Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2004, 2003, and 2002, (c) a new Note 2 discussing the restatement of prior years’ financial statements resulting from the Income Tax Error, and (d) a correction to reflect the effect of the Income Tax Error in Note 7 to the Consolidated Financial Statements.

Notwithstanding that there are no changes in the Consolidated Statements of Operations for the Years Ended January 31, 2004, 2003 and 2002, the Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, 2003 and 2002, or the remaining Notes to the Financial Statements included in this Amendment No. 2, a complete set of the Financial Statements (together with all of the Notes) has been included in this Amendment No. 2 in order to enable the reader to view, in a single document, the related information to which the changes made by this Amendment 2 apply.

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

As discussed in Note 13 to the Financial Statements, on February 5, 2004 the Company sold its Engine Vibration Monitoring System (“EVMS”) product line inventory to Beran Instruments Limited, a U.K. company.  This sale, which also includes the U.S.-registered trademark “EVMS”, will allow the Company to concentrate on core technology developments in its other product lines.

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

The Company’s reports filed with the SEC also are available from the SEC, and can be obtained by accessing the SEC website at www.sec.gov/edgar.html or writing to the following address:

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

Item 2. Properties.

The following table sets forth the locations and general characteristics of the Company’s principal properties:

Location	Approximate Number of Square Feet
of Factory and Office Area
Clearwater, Florida ………………………………………………………………………	90,000
Wichita, Kansas ………………………………………………………………………	7,500
Charlottesville, Virginia ………………………………………………………………	53,000

All of the Company’s properties are well maintained, fully occupied by the Company and suitable for the Company’s present level of production and usage. All locations operate one shift, five days a week. As of January 31, 2004, the Clearwater, Florida property, which is used by both Clearwater Instruments and Precision Components, was mortgaged in accordance with an Industrial Revenue Bond executed in 1987.  Subsequent to January 31, 2004, this mortgage was refinanced with Wachovia Bank N.A.  (See Notes 8 and 13, “Financial Statements”)

The Earlysville, Virginia property was purchased from Teledyne Industries in April 1994.  The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land.  As of January 31, 2004, the Virginia property was mortgaged by a long term note with SunTrust Bank N. A.  Subsequent to January 31, 2004, this mortgage was repaid when the Company refinanced its debt with Wachovia Bank N.A.  (See Notes 8 and 13, “Financial Statements”)

Item 3. Legal Proceedings.

SEC Formal Investigation and Action Against Former Executives

The Company was the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in the Company’s annual report for the fiscal year ended January 31, 2003 and the subsequent quarterly reports on Form 10-Q, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues. The Company received a letter from the SEC dated October 27, 2004 advising the Company that the SEC investigation has been terminated as to the Company and that no enforcement action has been recommended to the Commission, as to the Company.

On October 18, 2004, the SEC filed a Complaint for Injunctive and Other Relief against John Mervyn Nabors, a former chief executive officer of the Company, and Eric J. McCracken, a former chief financial officer of the Company, alleging, among other charges, that Mr. Nabors and Mr. McCracken implemented various accounting schemes designed to artificially inflate the Company’s reported pre-tax earnings, and that they caused the Company to report inflated earnings by recording fictitious and premature revenue.  The SEC reported that Mr. Nabors has reached a settlement of this matter with the SEC and that concurrently with its Complaint, the SEC filed Mr. Nabors’ Consent to the proposed judgment (without his admitting or denying the allegations of the SEC’s Complaint), and the proposed Final Judgment, which permanently enjoins Mr. Nabors from violating antifraud and other provisions of the federal securities laws, bars Mr. Nabors from serving as an officer or director of a public company and orders him to pay disgorgement of $210,200 and civil money penalties of $50,000 to a fund for the benefit of defrauded investors, including those who held the Company’s shares during the time period alleged in the SEC Complaint.  The SEC’s case against Mr. McCracken is pending.

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

Additional Proceedings and Matters

A claim had been asserted by Miriam Frank, on behalf of the estate of the Company’s former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with an investigation by the United States government of the unauthorized use of foreign-manufactured components in aircraft clocks manufactured and sold by the Company (the “Government Action”) and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank.  In May 2004, the Company negotiated a settlement whereby the Company paid Mrs. Frank $35,000 in exchange for a release from any and all future claims that could arise from this matter.

Securities Class Action Litigation

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, PricewaterhouseCoopers LLP, the Company’s former independent registered certified public accounting firm, J. Mervyn Nabors, a former director and former President and CEO of the Company, Eric J. McCracken, a former Chief Financial Officer of the Company, and Michael T. Reed, a former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 13, 1998 through March 17, 2003.  The action seeks compensatory and other damages, and costs and expenses associated with the litigation.

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation," appointing Lead Plaintiffs (the "Miville Group"), approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.)  On April 27, 2004, Lead Plaintiffs filed an amended and consolidated class action complaint that alleges violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects.  The amended complaint also added as a defendant, Andrew Nordstrud, a former employee of the company.  On June 28, 2004, the Company responded to the amended complaint by filing a motion to dismiss, and each of the other defendants also moved to dismiss the amended complaint.  On August 27, 2004 Lead Plaintiffs filed a memorandum of law as a comprehensive opposition to the motion to dismiss.

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

The range of high and low sales prices as reported by the Amex for each of the quarters of the fiscal years ended January 31, 2004 and January 31, 2003 is as follows:

Fiscal Year Ended January 31, 2004

Quarter		Price		Price
1…………………………..	High	$ 15.45	Low	$ 9.40
2…………………………..	High	$ 10.48	Low	$ 8.00
3…………………………..	High	$ 10.80	Low	$ 9.65
4…………………………..	High	$ 12.30	Low	$ 7.00

Fiscal Year Ended January 31, 2003

Quarter		Price		Price
1…………………………..	High	$ 28.00	Low	$ 18.85
2…………………………..	High	$ 29.50	Low	$ 22.50
3…………………………..	High	$ 24.75	Low	$ 21.30
4…………………………..	High	$ 21.50	Low	$ 13.51

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

As of March 12, 2004, the Company’s outstanding shares of Common Stock were owned by approximately 1,440 shareholders of record.

The following table sets forth information with respect to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-----	N/A	N/A

Equity compensation plans not approved by security holders	-----	N/A	N/A

Total	-----	N/A	N/A

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

	Years Ended January 31,
	2004	2003	2002	2001	2000(1)
	as Restated	as Restated	as Restated	as Restated	as Restated

Revenue ……………………………………	$ 31,113,000	$ 25,672,000	$ 26,686,000	$ 23,528,000	$ 23,271,000
Cost of sales ……………………………………	(22,494,000)	(16,783,000)	(17,441,000)	(15,381,000)	(18,812,000)
Gross Profit ……………………………………	8,619,000	8,889,000	9,245,000	8,147,000	4,459,000

Selling, general and
administrative expenses ……………	(8,421,000)	(7,776,000)	(8,082,000)	(8,130,000)	(7,538,000)
Operating income (loss) ……………………	198,000	1,113,000	1,163,000	17,000	(3,079,000)
Other income (expense) ……………	(121,000)	(129,000)	(431,000)	(349,000)	(418,000)
Income (loss) before income
taxes ……………………………………	77,000	984,000	732,000	(332,000)	(3,497,000)
Income tax benefit (expense) (2) ……	465,000	22,000	(21,000)	(10,000)	(206,000)
Net income (loss) (2) ……………………	$ 542,000	$ 1,006,000	$ 711,000	$ (342,000)	$(3,703,000)
Basic and diluted earnings per
share ……………………………………	$ 0.14	$ 0.26	$ 0.18	$ (0.09)	$ (0.94)

Total assets (3) ……………………………	$ 18,391,000	$ 16,653,000	$ 15,484,000	$ 14,950,000	$ 16,937,000

Long term debt (4) ……………………	$ 2,416,000	$ 3,411,000	$ 4,374,000	$ 5,404,000	$ 4,293,000

(1)

During the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, the Company was unable to determine the full extent of adjustments that would be necessary for a fair presentation of the restated financial information included herein for the fiscal year ended January 31, 2000 due to unavailability of certain accounting records for periods predating the fiscal year ended January 31, 2001.  See Note 2 to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 for a discussion of the restatement of the Company’s results for the fiscal years ended January 31, 1999, 2000, 2001, 2002.

(2)

Income tax expense and Net loss for the fiscal year ended January 31, 2000 have been increased by $572,000 as a result of this Amendment No. 2.

(3)

The change in Total assets as a result of this Amendment No. 2 is as follows:

	2004	2003	2002	2001	2000
Total Assets – As Reported	$ 18,985,000	$ 17,269,000	$ 16,093,000	$ 15,522,000	$ 17,509,000
Total Assets – As Restated	$ 18,391,000	$ 16,653,000	$ 15,484,000	$ 14,950,000	$ 16,937,000

(4)

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

Income Tax Expense

Income tax expense was a benefit of $465,000 for fiscal year 2004 as compared to an income tax benefit of $22,000 for fiscal year 2003.  The income tax obligations that arise from pretax income for fiscal year 2004 are offset by the reversal of a portion of the deferred tax valuation allowance that had been previously recognized; as it is more likely than not that the deferred tax asset benefits will be realized in future periods.

The effective rate decreased 601.7% to (603.9%) in fiscal year 2004 from (2.2%) in fiscal year 2003. The decrease in the effective tax rate is primarily due to the reversal of a portion of the deferred tax valuation allowance that had been previously recognized.

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

As described in Note 13 to the Financial Statements, the Company completed a refinancing of its existing debt with Wachovia Bank, N.A. on February 25, 2004 (the “Wachovia Refinancing”).  The new debt facilities consist of a $3,000,000 term loan, a $2,500,000 revolving credit facility and a $211,000 term loan.  The proceeds from the refinancing were used to repay all of the Company’s debt obligations to First Commercial Bank and SunTrust Bank N.A.

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

As shown in the table below, as of January 31, 2004, there are liquidation payments that were due with respect to long-term debt and other contractual obligations in fiscal year 2005 and beyond:

	Payments Due by Period
Contractual Obligations		Less than	1 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years

Purchase Commitments	$ 7,680,000	$ 7,084,000	$ 596,000	$ -	$ -
Long-Term Debt (1)	3,000,000	200,000	600,000	400,000	1,800,000
Operating Leases	1,216,000	398,000	818,000	-	-
Total Contractual Cash Obligations	$ 11,896,000	$ 7,682,000	$ 2,014,000	$ 400,000	$ 1,800,000

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

	2004	2003
Costs incurred to date ………………………………………………………	$ 7,553,000	$ 2,534,000
Estimated earnings ………………………………………………………………	1,333,000	447,000
	8,886,000	2,981,000
Less billings to date ………………………………………………………	(7,488,000)	(2,485,000)
Costs and estimated profits in excess of billings ………………	$ 1,398,000	$ 496,000

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

Long-Lived Assets

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land Improvements ……………………………………………………………	15-20 Years
Buildings and improvements ……………………………………………	25-30 Years
Machinery and equipment ……………………………………………………	3-10 Years
Patterns, dies, and tools ……………………………………………………	3-5 Years
Furniture and fixtures ……………………………………………………	5-10 Years

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

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience. The Company’s warranty experience is as follows:

	For the year ended January 31,
	2004	2003	2002
Beginning reserve balance ……………………………………	$ 50,000	$ 20,000	$ 20,000
Costs incurred ……………………………………………………	(160,000)	(51,000)	(44,000)
Replenish reserve for costs incurred ……………………	160,000	51,000	44,000
Increase in estimate ……………………………………………	100,000	30,000	-
Ending reserve balance ……………………………………	$ 150,000	$ 50,000	$ 20,000

The following table summarizes other significant areas which require management estimates:

	For the year ended January 31,
	2004	2003	2002
Allowance for Doubtful Accounts ……………………………	$ 152,000	$ 372,000	$ 81,000
Warranty Reserve ……………………………………………………	150,000	50,000	20,000
Reserve for Sales Returns ……………………………………………	75,000	75,000	-
Depreciation ……………………………………………………………	683,000	638,000	600,000
Amortization ……………………………………………………………	142,000	265,000	280,000
Deferred Tax Valuation Allowance ……………………………	-	530,000	618,000
	$ 1,202,000	$ 1,930,000	$ 1,599,000

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

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's consolidated financial statements. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect a material impact.

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

The financial misstatements and the contributing factors discussed herein could prompt the U.S. Government to initiate debarment proceedings against the Company. However, Aerosonic believes that it is not a target for debarment due, in part, to the remedial actions it has taken. Accordingly, Aerosonic would actively contest any debarment proceeding. Nevertheless, there is no assurance that the U.S. Government will not institute a debarment proceeding against Aerosonic or that Aerosonic will be successful in contesting any such proceeding. If Aerosonic were to be debarred from U.S. Government defense contracts, it would have a material adverse effect on Aerosonic’s results of operations, revenue, liquidity and capital resources.

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

As noted above and in Note 13 to the Consolidated Financial Statements, the Company successfully refinanced its long term debt instruments in February 2004.  The new facilities contain fewer restrictive financial covenants than the preceding debt instruments, but do contain covenants that restrict our ability to declare and pay dividends and require the Company to obtain consent or a waiver prior to taking certain other corporate actions, including the disposition of assets, mergers and changes in corporate management.  Among other things, these covenants may prevent the Company from consummating potential dispositions or acquisitions, and may deter or prevent an acquisition or merger of the Company.

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

The average daily trading volume in our Common Stock on the American Stock Exchange (“Amex”) for the six month period ended February 27, 2004 was approximately 4,241 shares per day and the daily trading volume in our Common Stock during the same period ranged from a low of zero shares traded to a high of 48,200 shares traded.  As discussed under “Item 3. Legal Proceedings – Matters Relating to the American Stock Exchange,” on September 25, 2003, the American Stock Exchange halted trading in the Company’s Common Stock.  Although the Amex permitted trading of the Company’s stock to resume on November 25, 2003, the Amex may be less tolerant of any future failure of the Company to comply with Amex listing standards, due to the delayed reporting in calendar year 2003.  Such lack of tolerance could involve a prompt delisting initiative by the Amex.  Future trading volume in our Common Stock may be low, and, in such event, stockholders could have difficulty selling their Common Stock and any large volume sales could cause a decline in the price.

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

Risks associated with the SEC investigation and the current shareholder litigation

The Company was the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in the Company’s annual report for the fiscal year ended January 31, 2003 and the subsequent quarterly reports on Form 10-Q, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues.  The Company received a letter from the SEC dated October 27, 2004 advising the Company that the SEC investigation has been terminated as to the Company and that no enforcement action has been recommended to the Commission as to the Company.

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

AEROSONIC CORPORATION

(Registrant)

By: /s/David A. Baldini	Date: December 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Baldini David. A. Baldini Chairman of the Board, President and Chief Executive Officer	Date: December 7 2004

/s/ Gary E. Colbert Gary E. Colbert Executive Vice President and Chief Financial Officer, Treasurer and Secretary	Date: December 7, 2004

/s/ P. Mark Perkins P. Mark Perkins Executive Vice President and Director	Date: December 7, 2004

/s/ Robert J. McGill Robert J. McGill, Director	Date: December 7, 2004

/s/ William C. Parker William C. Parker, Director	Date: December 7, 2004

/s/ David M. Vosen David M. Vosen, Director	Date: December 7, 2004

/s/ Thomas E. Whytas Jr. Thomas E. Whytas, Jr., Director	Date: December 7, 2004

AEROSONIC CORPORATION AND SUBSIDIARY

Table of Contents	Page (s)

Report of Independent Registered Public Accounting Firm ………………………………………………………………………………	F-2

Report of Independent Registered Certified Public Accounting Firm ………………………………………………………………	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets — January 31, 2004 and 2003, as restated ………………………………	F-4

Consolidated Statements of Operations — For the Years Ended January 31, 2004, 2003, and 2002 ………………………………………………………………………………………………………………………………………………………………………	F-5

Consolidated Statements of Shareholders’ Equity — For the Years Ended January 31, 2004, 2003, and 2002, as restated ………………………………………………………………………………………………………………………………	F-6

Consolidated Statements of Cash Flows — For the Years Ended January 31, 2004, 2003, and 2002 ………………………………………………………………………………………………………………………………………………………………………	F-7

Notes to Consolidated Financial Statements, as restated ………………………………………………………………………………………	F-8 - F-23

Supplemental Schedule of Valuation Accounts, as restated ………………………………………………………………………………	F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and subsidiary at January 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended January 31, 2004.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

March 24, 2004, except for Notes 2 and 7 as to which the date is November 30, 2004, Note 12 as to which the date is October 27, 2004, and Note 13 as to which the date is May 25, 2004.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Aerosonic Corporation:

In our opinion, the consolidated financial statements listed in the accompanying table of contents present fairly, in all material respects, the financial position of Aerosonic Corporation and its subsidiary at January 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 2 to these consolidated financial statements, the Company has restated its consolidated financial statements as of January 31, 2003 and 2002, and as of February 1, 2001.

As discussed in Note 8 to these consolidated financial statements, the Company has significant maturities of debt in April 2004.  Management’s plans with respect to these maturities are also described in Note 8.

/s/ PRICEWATERHOUSECOOPERS LLP

Tampa, Florida

October 27, 2003, except for the information in Note 8, as to which the date is October 30, 2003, and the information in Notes 2 and 7, as to which the date is November 30, 2004

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

January 31, 2004 and 2003

	2004	2003
	as restated	as restated
ASSETS
Current Assets:
Cash and cash equivalents …………………………………………………………………………	$ 1,276,000	$ 260,000
Receivables net allowance for doubtful accounts of $152,000 and $372,000 …………	3,896,000	3,592,000
Income taxes receivable …………………………………………………………………………………………	1,270,000	207,000
Costs and estimated profits in excess of billings …………………………………………	1,398,000	496,000
Inventories …………………………………………………………………………………………………………	5,683,000	5,582,000
Prepaid expenses …………………………………………………………………………………………	190,000	420,000
Deferred income taxes …………………………………………………………………………………………	559,000	416,000
Total current assets …………………………………………………………………………………………	14,272,000	10,973,000
Property, plant and equipment, net …………………………………………………………………………	3,954,000	4,218,000
Income taxes receivable …………………………………………………………………………………………	-	1,282,000
Deferred income taxes …………………………………………………………………………………………………	38,000	16,000
Capitalized software costs and other assets, net …………………………………………………………	127,000	164,000
Total Assets …………………………………………………………………………………………………………	$ 18,391,000	$ 16,653,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt and notes payable due within one year …………………………………………	$ 200,000	$ 1,121,000
Revolving credit facilities …………………………………………………………………………………………	1,000,000	755,000
Accounts payable, trade …………………………………………………………………………………………	2,910,000	973,000
Compensation and benefits …………………………………………………………………………	779,000	774,000
Income tax payable …………………………………………………………………………………………	-	239,000
Accrued expenses and other liabilities …………………………………………………………	2,343,000	2,100,000
Total current liabilities …………………………………………………………………………	7,232,000	5,962,000
Long term debt and notes payable due after one year …………………………………………………	2,216,000	2,290,000
Total liabilities …………………………………………………………………………………………	9,448,000	8,252,000
Commitments and contingencies
Shareholders' equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,986,262 shares; outstanding 3,921,019 shares in 2004 and 2003 …………………………………………	1,595,000	1,595,000
Additional paid-in capital …………………………………………………………………………………………	4,559,000	4,559,000
Retained earnings …………………………………………………………………………………………	3,485,000	2,943,000
Less treasury stock: 65,243 shares in 2004 and 2003, at cost …………………………………	(696,000)	(696,000)
Total shareholders' equity …………………………………………………………………………	8,943,000	8,401,000
Total liabilities and shareholders' equity …………………………………………	$ 18,391,000	$ 16,653,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002

Revenue …………………………………………………………………………	$31,113,000	$25,672,000	$26,686,000
Cost of sales …………………………………………………………………	22,494,000	16,783,000	17,441,000
Gross margin ……………………………………………………	8,619,000	8,889,000	9,245,000
Selling, general and administrative expenses …………………	8,421,000	7,776,000	8,082,000
Operating income ……………………………………………………	198,000	1,113,000	1,163,000
Other income (expense):
Interest expense ……………………………………………	(169,000)	(207,000)	(425,000)
Miscellaneous (expense) income ……………………	48,000	78,000	(6,000)
	(121,000)	(129,000)	(431,000)
Income before income taxes …………………………………………	77,000	984,000	732,000
Income tax benefit (expense) …………………………………………	465,000	22,000	(21,000)
Net income ……………………………………………………	$ 542,000	$ 1,006,000	$ 711,000
Basic and diluted earnings per share …………………………	$ 0.14	$ 0.26	$ 0.18
Basic weighted average shares outstanding …………………	3,921,019	3,920,832	3,919,845
Diluted weighted average shares outstanding …………………	3,921,019	3,920,832	3,919,845

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended January 31, 2004, 2003 and 2002

		Additional			Total
	Common	Paid-In	Retained	Treasury	Shareholders'
	Stock	Capital	Earnings	Stock	Equity

Balance at February 1, 2001, as previously reported …	$ 1,595,000	$ 4,457,000	$ 1,798,000	$ (621,000)	$ 7,229,000
Restatement adjustment (Note 2) …………………………………	-	-	(572,000)	-	(572,000)
Balance at February 1, 2001, as restated …………………	1,595,000	4,457,000	1,226,000	(621,000)	6,657,000
Net Income ……………………………………………………	-	-	711,000	-	711,000
Balance at January 31, 2002, as restated …………………	1,595,000	4,457,000	1,937,000	(621,000)	7,368,000
Net Income ……………………………………………………	-	-	1,006,000	-	1,006,000
Employer 401K match 7,674 shares ……………	-	102,000	-	75,000	177,000
Purchase of 6,500 shares of treasury stock ……………	-	-	-	(150,000)	(150,000)
Balance at January 31, 2003, as restated …………………	1,595,000	4,559,000	2,943,000	(696,000)	8,401,000
Net Income ……………………………………………………	-	-	542,000	-	542,000
Balance at January 31, 2004, as restated …………………	$ 1,595,000	$ 4,559,000	$ 3,485,000	$ (696,000)	$ 8,943,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2004, 2003 and 2002

	2004	2003	2002

Cash Flow from operating activities:
Net Income (loss) ………………………………………………………………………	$542,000	$1,006,000	$ 711,000
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense ……………………………………………………………………	(73,000)	291,000	4,000
Stock-based compensation ……………………………………………………	-	177,000	-
Depreciation …………………………………………………………………	683,000	638,000	600,000
Amortization …………………………………………………………………	142,000	265,000	280,000
Loss on disposal of property …………………………………………	29,000	-	-
Deferred income taxes …………………………………………………	(165,000)	(231,000)	(138,000)
Changes in assets and liabilities:
Receivables ……………………………………………………	(231,000)	(560,000)	557,000
Income taxes receivable and payable ……………………………	(20,000)	(277,000)	(349,000)
Inventories ……………………………………………………………	(101,000)	(1,398,000)	89,000
Prepaid Expenses ……………………………………………………………	230,000	(289,000)	(9,000)
Capitalized software costs and other assets ……………………………	(105,000)	10,000	(6,000)
Accounts payable, trade ……………………………………………………	1,937,000	175,000	(455,000)
Costs and estimated profits in excess of billings ……………………	(902,000)	(496,000)	-
Accrued expenses and other liabilities ……………………………	248,000	782,000	491,000
Net cash provided by operating activities ……	2,214,000	93,000	1,775,000
Cash flows from investing activities:
Proceeds on sale of property ……………………………………………………	16,000	-	-
Capital expenditures ……………………………………………………………………	(419,000)	(681,000)	(617,000)
Net cash used in investing activities ……………………	(403,000)	(681,000)	(617,000)
Cash flow from financing activities:
Proceeds/ (payments) from revolving credit facilities ……………………	245,000	255,000	500,000
Purchase of treasury stock ……………………………………………………………	-	(150,000)	-
Principal payments on long-term debt and notes payable ……………………	(1,040,000)	(962,000)	(1,030,000)
Net cash used in financing activities ……………………………	(795,000)	(857,000)	(530,000)
Net increase (decrease) in cash and cash equivalents. ……………………………	1,016,000	(1,445,000)	628,000
Cash and cash equivalents at beginning of year ……………………………………	260,000	1,705,000	1,077,000
Cash and cash equivalents at end of year ……………………………………………	$ 1,276,000	$ 260,000	$ 1,705,000
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest …………………………………………………………………………………	$ 172,000	$ 254,000	$ 434,000
Income taxes ……………………………………………………………………………	$ 54,000	$ 613,000	$ 496,000
Noncash investing and financing activities
Acquisition of property under a capital lease ……………………………	$ 45,000	$ -	$ -

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

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land Improvements ……………………………………………………………	15-20 Years
Buildings and improvements ……………………………………………	25-30 Years
Machinery and equipment ……………………………………………………	3-10 Years
Patterns, dies, and tools ……………………………………………………	3-5 Years
Furniture and fixtures ……………………………………………………………	5-10 Years

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

Environmental Expenditures

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s experience with such expenditures and the amount of the accrual that existed at the close of each fiscal year:

	For the year ended January 31,
	2004	2003	2002

Environmental Expense (Income Statement) ……………	$ 52,000	$ 122,000	$ 23,000
Environmental Accrual (Balance Sheet) ……………………	$ 38,000	$ 38,000	$ 10,000

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

2. Restatement of Prior Years’ Financial Statements

In September 2004, the Company announced that the United States Internal Revenue Service (“IRS”) had disallowed the Company’s income tax refund claims of approximately $873,000 for the tax years ended January 31, 1998 and 1999.  The Company had erroneously recorded income taxes receivable for the tax effect of net operating loss carry backs to tax years for which the applicable statutes had expired.  The Company has since filed an amended return for the tax year ended January 31, 2001 that has resulted in a refund of approximately $301,000.  Therefore, the remaining prior period adjustment to correct this error results in the reduction of income taxes receivable and retained earnings by approximately $572,000 at January 31, 2000 and thereafter and an increase in income tax expense of approximately $572,000 for the year ended January 31, 2000.  This adjustment has been made to income tax receivable and retained earnings in each subsequent year.  In addition, the correction of the erroneously recorded income taxes receivable also resulted in the restatement of the Company’s deferred tax assets.  However, the Company also recorded a deferred tax valuation allowance to the full extent of this restatement of deferred tax assets because it is not more likely than not that these deferred tax benefits will be realized in a subsequent period.  This amendment does not affect earnings or cash flows in the Company’s previously reported financial statements in the Company’s Original 2004 Form 10-K.

The following table presents the impact of this adjustment on our previously reported balance sheets as of January 31, 2004 and 2003:

	2004		2003
	Previously Reported	as Restated	Previously Reported	as Restated
BALANCE SHEET:
Income taxes receivable ……………………………………………	$ 1,842,000	$ 1,270,000	$ 207,000	$ 207,000
Deferred income taxes ……………………………………………	619,000	559,000	476,000	416,000
Total current assets ……………………………………………	14,904,000	14,272,000	11,033,000	10,973,000

Income taxes receivable ……………………………………………	-	-	1,854,000	1,282,000
Deferred income taxes ……………………………………………	-	38,000	-	16,000
Total Assets ……………………………………………………………	$ 18,985,000	$18,391,000	$17,269,000	$16,653,000

Total shareholders' equity ……………………………………	$ 9,515,000	$ 8,943,000	$ 8,973,000	$ 8,401,000
Total liabilities and shareholders' equity ……………	$ 18,985,000	$18,391,000	$17,269,000	$16,653,000

3. Receivables

Receivables at January 31, 2004 and 2003 consisted of the following:

	2004	2003

Trade …………………………………………………………………………………………………………	$ 4,048,000	$ 3,962,000
Officers and employees …………………………………………………………………………………	-	2,000
	4,048,000	3,964,000
Less: allowance for doubtful accounts …………………………………………………………………	(152,000)	(372,000)
	$ 3,896,000	$ 3,592,000

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

During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program. Costs and estimated earnings on this contract as of the years ended January 31, 2004 and 2003 are as follows:

	2004	2003
Costs incurred to date ………………………………………………………………………………………	$ 7,553,000	$ 2,534,000
Estimated earnings ………………………………………………………………………………………	1,333,000	447,000
	8,886,000	2,981,000
Less billings to date ………………………………………………………………………………………	(7,488,000)	(2,485,000)
Costs and estimated profits in excess of billings ………………………………………………	$ 1,398,000	$ 496,000

4. Inventories

Inventories at January 31, 2004 and 2003 consisted of the following:

	2004	2003
Raw materials ……………………………………………………………………………………………	$ 3,756,000	$ 2,322,000
Work in process ……………………………………………………………………………………………	1,719,000	2,545,000
Finished goods ……………………………………………………………………………………………	208,000	715,000
	$ 5,683,000	$ 5,582,000

5. Property, Plant and Equipment

Property, Plant and Equipment at January 31, 2004 and 2003 consisted of the following:

	2004	2003
Land and improvements …………………………………………………………………………………………	$ 464,000	$ 464,000
Building and improvements …………………………………………………………………………………………	3,815,000	3,709,000
Machinery and equipment …………………………………………………………………………………………	5,045,000	4,913,000
Patterns, dies and tools …………………………………………………………………………………………	382,000	409,000
Furniture and fixtures …………………………………………………………………………………………	1,306,000	1,342,000
	11,012,000	10,837,000
Less accumulated depreciation and amortization …………………………………………………………	(7,058,000)	(6,619,000)
	$ 3,954,000	$ 4,218,000

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

6. Accrued Expenses

Accrued expenses as of January 31, 2004 and 2003 were approximately $2,343,000 and $2,100,000, respectively. A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	2004	2003
Product development programs …………………………………………………………………	$ 1,497,000	$ 1,415,000
Other accrued expenses …………………………………………………………………………	846,000	685,000
	$ 2,343,000	$ 2,100,000

7. Income Taxes

Income tax expense (benefit) for the years ended January 31, 2004, January 31, 2003 and January 31, 2002 consisted of:

	2004	2003	2002
Current
Federal……………………………………………	$ (259,000)	$ 138,000	$ 138,000
State………………………………………………	(41,000)	71,000	21,000
	(300,000)	209,000	159,000

Deferred:
Federal……………………………………………	(143,000)	(204,000)	(120,000)
State………………………………………………	(22,000)	(27,000)	(18,000)
	(165,000)	(231,000)	(138,000)
	$ (465,000)	$ (22,000)	$ 21,000

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax (benefit) rate:

	2004	2003	2002

Federal tax rate …………………………………………………………	34.0%	34.0%	34.0%
Increase in taxes resulting from:
State income taxes, net of federal tax benefit	3.3%	3.3%	3.3%
Other-primarily non-deductible expenses …………	41.0%	2.2%	1.7%
Deferred tax asset valuation adjustment …………	-684.1%	-9.0%	-36.1%
Research and experimentation credit …………………	1.9%	-32.7%	0.0%
Effective tax rate …………………………………………………	-603.9%	-2.2%	2.9%

As of January 31, 2004, the current income tax receivable of $207,000 at January 31, 2003 related to the research and experimentation credit was collected.  During fiscal year 2004, the Company filed amended tax returns for the fiscal years ended January 31, 1998, 1999, 2000, 2001 and 2002 subsequent to the restatement of its results and the consequent reduction in taxable income for the fiscal years 1999, 2000, 2001 and 2002 as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003.  As of November 30, 2004, the Company has received refunds of approximately $914,000 related to the amended tax returns for the fiscal years ended January 31, 2000, 2001 and 2002.  In June 2004, the United States Internal Revenue Service disallowed the refund requests for $873,000 that were related to net operating loss carrybacks for fiscal years 1998 and 1999 due to noncompliance with the statutory timing requirements for such requests, resulting in this amendment to the Company’s financial statements.  The Company has since filed an amended return for the tax year ended January 31, 2001 that resulted in a refund of approximately $301,000.  The Company intends to continue working with its tax advisors to determine if any potential additional deferred tax benefits that result from this change can be realized in any periods subsequent to January 31, 2000, including any future periods.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2004 and 2003 are as follows:

	2004	2003
	as restated	as restated
Current deferred tax assets:
Accounts receivable ……………………………………………………………………………………	$ 57,000	$ 139,000
Inventories ……………………………………………………………………………………………	1,141,000	1,610,000
Vacation and sick pay accrual ……………………………………………………………………	124,000	120,000
Net operating loss carry forward ……………………………………………………………	147,000	-
Other ……………………………………………………………………………………………………	64,000	51,000
Valuation Allowance ……………………………………………………………………………………	(974,000)	(1,504,000)

Total current deferred tax assets ……………………………………………	$ 559,000	$ 416,000
Non-current deferred tax assets
Property, plant and equipment, principally due to differences in
Depreciation and capitalized interest ……………………………………………………………	38,000	16,000
Total non-current deferred tax assets ………………………………………	38,000	16,000
Net deferred tax asset ……………………………………………………	$ 597,000	$ 432,000

At January 31, 2004, the Company has a net operating loss carry forward of approximately $400,000, as restated.  This carry forward will expire January 31, 2024.  The Company has determined that a valuation allowance is required against the deferred tax assets as it is not more likely than not that the Company will realize all of the future benefits of the deferred tax assets.  As of January 31, 2003 and 2004, the Company had a restated valuation allowance of $1,504,000 and $974,000, respectively, against its then-existing deferred tax assets.

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

8. Long-Term Debt, Notes Payable and Revolving Credit Facility

Long-term debt and notes payable at January 31, 2004 and 2003 consisted of the following:

	2004	2003
Note payable ……………………………………………………………………………………………………………	$ 717,000	$ 871,000
Industrial development revenue bonds ……………………………………………………………………………	668,000	742,000
Mortgage note payable ……………………………………………………………………………………………	391,000	464,000
Note payable, equipment ……………………………………………………………………………………………	205,000	493,000
Note payable, II ……………………………………………………………………………………………………	353,000	724,000
Capitalized Leases ……………………………………………………………………………………………………	82,000	117,000
	2,416,000	3,411,000
Less current maturity ……………………………………………………………………………………………	1,497,000	1,121,000
Long-term debt and notes payable, less current maturity ……………………………………………	$ 919,000	$ 2,290,000

The amount of long-term debt and notes payable maturing in each of the fiscal years 2005, 2006, 2007, 2008, 2009 and thereafter is as follows:

Maturity Schedule of Long Term Debt and Notes Payable(1)
2005 ……………………………………………………………………………	$ 1,497,000
2006 ……………………………………………………………………………	148,000
2007 ……………………………………………………………………………	148,000
2008 ……………………………………………………………………………	148,000
2009 ……………………………………………………………………………	148,000
thereafter ……………………………………………………………………………	327,000
Total ……………………………………………………………………………	$ 2,416,000

(1)

This maturity schedule and the debt table described above reflect the repayment obligations as of January 31, 2004, but the financial statements reflect current maturities based upon the new debt agreements that were established in February 2004, as described below and in Note 13.

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

Covenants

The Company’s long-term debt agreements with First Commercial Bank, which include the Note Payable, the Note Payable, Equipment, and the Note Payable II above, include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio not to exceed 1.0:1, a current ratio of not less than 2.0:1 and a long-term debt service coverage of 1.25:1.  A covenant waiver dated October 30, 2003 suspended measurement of Company performance against the covenants until February 1, 2004.  As stated above and in Note 13 below, the Company repaid this debt upon refinancing its debt obligations in February 2004.

The Company’s long-term debt agreements with SunTrust, which include the Industrial Development Revenue Bonds and the Mortgage Note Payable above, include certain restrictive covenants, including the requirement to maintain a debt to tangible net worth ratio that does not exceed 1.0:1, a current ratio of not less than 2.5:1, a quick ratio of not less than 0.75:1, working capital of not less than $4.0 million and a minimum net worth of $6.0 million.  A covenant waiver dated October 30, 2003 eliminated the aforementioned covenant restrictions and replaced them with a Debt Service Coverage Requirement of not less than 1.50:1 and a Maximum Total Liabilities to Tangible Net Worth Requirement that does not exceed 1.0:1.  At January 31, 2004, the Company was in violation of both measures.  However, as stated above and in Note 13 below, the Company repaid this debt obligation upon refinancing its debt in February 2004.

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

Sales to Lockheed and Boeing each represented 10% or more of net sales and amounted to 25% and 11% respectively, for the year ended January 31, 2004.  For the year ended January 31, 2003, sales to Lockheed and Boeing each represented 10% or more of net sales, or 17% and 12%, respectively.  Sales to Boeing represented 10% of net sales for the year ended January 31, 2002.  Included in these amounts are sales of products that are sold by each company to the U.S. Government.  Foreign sales for the years ended January 31, 2004, 2003 and 2002 represented 10% or more of net sales and amounted to approximately $4,100,000, $4,315,000 and $7,379,000, respectively.  Substantially all foreign sales contracts are payable in U.S. dollars.  No other customer sales totaled greater than 10% of net sales for years ended January 31, 2004, 2003 or 2002.

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

11. Related Party Transactions

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

Minimum Lease Payments

Operating Leases
2005 ……………………………………………………………………………	$ 398,000
2006 ……………………………………………………………………………	398,000
2007 ……………………………………………………………………………	350,000
2008 ……………………………………………………………………………	70,000

Total Minimum Lease Payments ……………………………………………	$ 1,216,000

The Company was the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in the Company’s annual report for the fiscal year ended January 31, 2003 and the subsequent quarterly reports on Form 10-Q, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues.  The Company received a letter from the SEC dated October 27, 2004 advising the Company that the SEC had concluded its investigation and that no enforcement action has been recommended to the Commission as to the Company.

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

A claim had been asserted by Miriam Frank, on behalf of the estate of the Company’s former President and Chairman Herbert J. Frank, for indemnification with respect to fines paid and legal expenses incurred by Mr. Frank in connection with an investigation by the United States government of the unauthorized use of foreign-manufactured components in aircraft clocks manufactured and sold by the Company (the “Government Action”) and for which Mrs. Frank claims the Company was obligated to indemnify Mr. Frank. In May 2004, the Company negotiated a settlement whereby the Company paid Mrs. Frank $35,000 in exchange for a release from any and all future claims that could arise from this matter.

The settlement with former Aerosonic President and Chief Executive Officer David Goldman resulted in a collection of approximately $150,000 during the third quarter of the fiscal year ended January 31, 2003.  The final resolution of Mr. Goldman’s Chapter 7 liquidation, along with that of his company, Mil-Spec Finishers, Inc., may result in a minimal settlement in favor of the Company.

On November 12, 2003, a class action lawsuit was filed in the United States District Court for the Middle District of Florida by Sebastian P. Gaeta, individually and on behalf of all other similarly situated (the “Gaeta Suit”), against the Company, PricewaterhouseCoopers LLP, the Company’s former independent registered certified public accounting firm, J. Mervyn Nabors, a former director and former President and CEO of the Company, Eric J. McCracken, a former Chief Financial Officer of the Company, and Michael T. Reed, a former Controller of the Company. The action alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under that act, including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects. The plaintiff alleges that he suffered damages as the result of his purchase and sale of the Company’s Common Stock during the asserted “Class Period” from November 13, 1998 through March 17, 2003.  The action seeks compensatory and other damages, and costs and expenses associated with the litigation.

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

From time to time the Company may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity

13. Subsequent Events

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

In March 2004, the Company retained the services of a business interruption specialist and then submitted a claim to its insurance carrier in April 2004 for the reimbursement of additional business interruption expenses that were identified as having been incurred as a result of the fire. In May 2004, after further negotiations, the Company and the insurance carrier reached a settlement whereby the Company would be reimbursed a total of approximately $1,214,000 as a result of the business interruption. The Company received the remaining payment of approximately $997,000 on May 25, 2004, which was included in the results of operations for the fiscal quarter ending July 30, 2004.

In addition to the subsequent events discussed in this Note 13, other subsequent events are also discussed under Note 12 above.

14. Quarterly Data (unaudited):

Set forth below are the Company’s quarterly data for the years ended January 31, 2004 and 2003.

		Quarter Ended
		April 30	July 31	October 31	January 31 (1)

2004
	Net sales ………………………………………………	$ 8,744,000	$ 7,746,000	$ 7,972,000	$ 6,651,000
	Gross profit ………………………………………	2,913,000	2,196,000	2,127,000	1,383,000
	Income from operations ………………………	570,000	(298,000)	(286,000)	212,000
	Net income ………………………………………	503,000	(342,000)	(301,000)	682,000
	Earnings per share (EPS) – basic ………………	0.13	(0.09)	(0.08)	0.17
	Earnings per share (EPS) – diluted ………	0.13	(0.09)	(0.08)	0.17

2003
	Net sales ………………………………………………	$ 6,015,000	$ 5,973,000	$ 7,001,000	$ 6,683,000
	Gross profit ………………………………………	1,945,000	1,939,000	2,432,000	2,573,000
	Income from operations ………………………	121,000	191,000	392,000	409,000
	Net income ………………………………………	(72,000)	(37,000)	438,000	677,000
	Earnings per share (EPS) – basic ……………	(0.02)	(0.01)	0.11	0.18
	Earnings per share (EPS) – diluted ………	(0.02)	(0.01)	0.11	0.18

(1) Results for the fiscal quarter ended January 31, 2004 include a reduction in audit fees from PricewaterhouseCoopers of approximately $674,000.

Supplemental Schedule of Valuation Accounts

Allowance for Doubtful Accounts

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance ……………………………………………………	$ 372,000	$ 81,000	$ 77,000
Amounts Written Off ……………………………………………………………	(147,000)	-	-
Amounts Charged (Credited) to Operations ……………………………	(73,000)	291,000	4,000
Ending Reserve Balance ……………………………………………………………	$ 152,000	$ 372,000	$ 81,000

Warranty

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance ……………………………………………………	$ 50,000	$ 20,000	$ 20,000
Amounts Charged (Credited) to Operations ……………………………	100,000	30,000	-
Ending Reserve Balance ……………………………………………………………	$ 150,000	$ 50,000	$ 20,000

Sales Returns

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance ……………………………………………………	$ 75,000	$ -	$ -
Amounts Charged (Credited) to Operations ……………………………	-	75,000	-
Ending Reserve Balance ……………………………………………………………	$ 75,000	$ 75,000	$ -

Deferred Tax Asset Valuation Allowance

	For the year ended January 31,
	2004	2003	2002
Beginning Reserve Balance, as restated ……………………………………	$1,504,000	$1,906,000	$2,052,000
Amounts Charged (Credited) to Operations ……………………………	(530,000)	(402,000)	(146,000)
Ending Reserve Balance, as restated ……………………………………	$ 974,000	$1,504,000	$1,906,000