Form 10-Q/A
period 2004-04-30
AEROSONIC CORP /DE/
filed 2004-12-08
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 30, 2004, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

EXPLANATORY NOTE

Aerosonic Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for its fiscal quarter ended April 30, 2004, as filed with the Securities and Exchange Commission on June 2, 2004 (the "Original April 2004 Form 10-Q"), primarily to correct an error in recording income taxes receivable and deferred income taxes in the fiscal year ended January 31, 2000, as carried on the balance sheet for each subsequent period through April 30, 2004 (the “Income Tax Error”), and to correct the resulting effects upon total assets, retained earnings, and shareholders’ equity.

The Company erroneously recorded “income taxes receivable” resulting from tax refunds expected from the application of net operating loss carrybacks to tax years ended January 31, 1998 and 1999, for which the applicable statutes of limitations had expired.  The prior period adjustment to correct the Income Tax Error results in a reduction of approximately $572,000 in income taxes receivable, total assets, retained earnings and shareholders’ equity, as of January 31, 2000 and at each subsequent year end.  These adjustments, as reflected in this Amendment No. 1, do not affect earnings or cash flows in the Company’s previously reported financial statements for the fiscal quarters ended April 30, 2004 or 2003, as included in its Original April 2004 Form 10-Q.

Actual Changes in the Original April 2004 Form 10-Q.  The actual changes in the Original April 2004 Form 10-Q included in this Amendment No. 1 are amendments to Part I that include: (a) amended and restated Consolidated Balance Sheets as at April 30, 2004 and January 31, 2004, (b) a new Note 2 discussing the restatement of prior years’ financial statements resulting from the Income Tax Error (c) changes in the Financial Statement Note number references in Part I (due to the renumbering of the Notes because of the inclusion of new Note 2), (d) an expansion of Note 5 to announce a recent event involving the SEC investigation and provide an update of developments in the securities class action litigation, (e) an updated Note 6 to the Financial Statements, and (f) an expansion of Note 7 to add a third paragraph discussing the notice of the Income Tax Error and the restatement of the April 30, 2004 and January 31, 2004 Consolidated Balance Sheets; and amendments to Part II Item 1 that include: (a) the above mentioned announcement of a recent event involving the SEC investigation and update of developments in the securities class action litigation, and (b) a discussion of recent action by the SEC.

Notwithstanding that there are no changes in the Consolidated Statements of Operations for the quarters ended April 30, 2004 and 2003, the Consolidated Statements of Cash Flows for the quarters ended April 30, 2004 and 2003, or most of the Notes to the Financial Statements included in this Amendment No. 1, a complete Form 10-Q document including a complete set of the Financial Statements (together with all of the Notes) has been included in this Amendment No. 1, for convenient reference.

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

Significant Events.

On February 25, 2004, Aerosonic Corporation (the “Company”) refinanced all of its short-term and long-term bank debt obligations with Wachovia Bank, N.A.  Note 5 of Item 1 of Part I includes a discussion of the nature and certain details of the debt refinancing.

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

Item 1  Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended April 30,
	2004	2003

Revenue, net …………………………………………………………………………………	$ 7,096,000	$ 8,744,000
Cost of sales …………………………………………………………………………………	5,088,000	5,831,000
Gross profit …………………………………………………………………………	2,008,000	2,913,000
Selling, general and administrative expenses …………………………	1,779,000	2,343,000
Operating income …………………………………………………………………	229,000	570,000
Other income (expense):
Interest expense, net …………………………………………………………………	(6,000)	(53,000)
Miscellaneous income …………………………………………………………	121,000	3,000
	115,000	(50,000)
Income before income taxes …………………………………………………………	344,000	520,000
Income tax expense …………………………………………………………………………	(135,000)	(17,000)
Net income …………………………………………………………………………	$ 209,000	$ 503,000
Basic and diluted earnings per share …………………………………………	$ 0.05	$ 0.13
Basic and diluted weighted average shares outstanding …………	3,921,019	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2004	January 31, 2004
	(unaudited)	(audited)
	as restated	as restated
ASSETS
Current assets:
Cash and cash equivalents ……………………………………………………………	$ 296,000	$ 1,276,000
Receivables, net of allowance for doubtful accounts of $152,000 and $152,000 ……………………………………………………………	4,281,000	3,896,000
Income tax receivable ……………………………………………………………………	580,000	1,270,000
Costs and estimated profits in excess of billings ……………………	2,025,000	1,398,000
Inventories ……………………………………………………………………………………	5,478,000	5,683,000
Prepaid expenses ……………………………………………………………………………	221,000	190,000
Deferred income taxes ……………………………………………………………………	559,000	559,000
Total current assets ……………………………………………………………………	13,440,000	14,272,000
Property, plant and equipment, net ……………………………………………………	3,862,000	3,954,000
Deferred income taxes ……………………………………………………………………………	38,000	38,000
Capitalized software costs and other assets, net ……………………………………	223,000	127,000
Total assets ……………………………………………………………………………	$ 17,563,000	$ 18,391,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year ……………	$ 259,000	$ 200,000
Revolving credit facilities ……………………………………………………………………	945,000	1,000,000
Accounts payable, trade ……………………………………………………………………	1,283,000	2,910,000
Compensation and benefits ……………………………………………………………	930,000	779,000
Income taxes payable ……………………………………………………………………………	135,000	-
Accrued expenses and other liabilities ……………………………………………	2,076,000	2,343,000
Total current liabilities ……………………………………………………………	5,628,000	7,232,000
Long-term debt and notes payable due after one year ……………………………	2,783,000	2,216,000
Total liabilities ……………………………………………………………………………	8,411,000	9,448,000
Commitments and contingencies
Stockholders’ equity:
Common stock $.40 par value: authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019 ……………	1,595,000	1,595,000
Additional paid-in capital ……………………………………………………………………	4,559,000	4,559,000
Retained earnings ……………………………………………………………………………	3,694,000	3,485,000
Less treasury stock: 65,243 shares at April 30, 2004 and January 31, 2004, at cost ……………………………………………………………	(696,000)	(696,000)
Total stockholders’ equity ……………………………………………………	9,152,000	8,943,000

Total liabilities and stockholders’ equity ……………………………	$ 17,563,000	$ 18,391,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended April 30,
	2004	2003
Cash flow from operating activities:
Net income …………………………………………………………………………………………	$ 209,000	$ 503,000
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation …………………………………………………………………………	163,000	221,000
Amortization …………………………………………………………………………	2,000	61,000
Deferred income taxes …………………………………………………………	-	(181,000)
Changes in assets and liabilities:
Receivables …………………………………………………………………………	(385,000)	396,000
Income taxes receivable and payable …………………………………	825,000	417,000
Costs and estimated profits in excess of billings …………………	(627,000)	(853,000)
Inventories …………………………………………………………………………………	205,000	(102,000)
Prepaid expenses …………………………………………………………………	(31,000)	(29,000)
Capitalized software costs and other assets …………………………	(96,000)	(80,000)
Accounts payable, trade …………………………………………………………	(1,627,000)	134,000
Compensation and benefits …………………………………………………	151,000	44,000
Accrued expenses and other liabilities …………………………	(267,000)	910,000
Net cash provided by/(used in) operating activities …………	(1,478,000)	1,441,000

Cash flow from investing activities:
Capital expenditures …………………………………………………………………………	(73,000)	(141,000)
Net cash used in investing activities …………………………………………	(73,000)	(141,000)

Cash flow from financing activities:
Proceeds/(payments) from revolving credit facilities …………	(55,000)	170,000
Proceeds from issuance of long-term debt …………………………………	626,000	-
Principal payments on long-term debt and notes payable …………	-	(230,000)
Net cash provided by/(used in) financing activities …………	571,000	(60,000)

Net increase/(decrease) in cash and cash equivalents …………………………	(980,000)	1,240,000
Cash and cash equivalents at beginning of period …………………………	1,276,000	260,000
Cash and cash equivalents at end of period …………………………………………	$ 296,000	$ 1,500,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest …………………………………………………………………………………………	$ 47,000	$ 42,000
Income taxes …………………………………………………………………………	-	14,000
Non cash investing and financing activities:
Debt refinance …………………………………………………………………………	$ 3,326,000	$ -
Acquisition of property under a capital lease …………………………	$ -	$ 45,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The restated January 31, 2004 consolidated balance sheet has been derived from the audited consolidated financial statements that the Company has amended (as described in Note 2 and Note 7), but does not include all of the disclosures required by generally accepted accounting principles.  The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the impact of the amendment described in Note 6 upon the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 (the “2004 Form 10-K/A”) that the Company filed with the SEC on December 7, 2004. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005.

Note 2 - Restatement of Prior Periods’ Financial Statements

In September 2004, the Company announced that the United States Internal Revenue Service (“IRS”) had disallowed the Company’s income tax refund claims of approximately $873,000 for the tax years ended January 31, 1998 and 1999.  The Company had erroneously recorded income taxes receivable for the tax effect of net operating loss carry backs to tax years for which the applicable statutes had expired.  The Company has since filed an amended return for the tax year ended January 31, 2001 that resulted in a refund of approximately $301,000.  The prior period adjustment to correct this error results in the reduction of income taxes receivable and retained earnings by approximately $572,000 at January 31, 2000 and thereafter and an increase in income tax expense of approximately $572,000 for the year ended January 31, 2000.  This adjustment has been made to income tax receivable and retained earnings in each reporting period.  This amendment does not affect earnings or cash flows in the Company’s previously reported financial statements in the Company’s Original 2005 Form 10-Q.

The following table presents the impact of this adjustment on our previously reported balance sheets as of April 30, 2004 and January 31, 2004:

	April 30, 2004 (unaudited)		January 31, 2004 (audited)
	Previously Reported	as Restated	Previously Reported	as Restated
BALANCE SHEET:
Income taxes receivable ……………………………………………	$ 1,152,000	$ 580,000	$ 1,842,000	$ 1,270,000
Deferred income taxes ……………………………………………	619,000	559,000	619,000	559,000
Total current assets ……………………………………………	14,072,000	13,440,000	14,904,000	14,272,000
Deferred income taxes ……………………………………………	-	38,000	-	38,000
Total Assets ……………………………………………………………	$ 18,157,000	$17,563,000	$18,985,000	$18,391,000

Deferred income taxes ……………………………………	22,000	-	22,000	-
Total liabilities ……………………………………………………	8,433,000	8,411,000	9,470,000	9,448,000
Total stockholders' equity ……………………………………	$ 9,724,000	$ 9,152,000	$ 9,515,000	$ 8,943,000
Total liabilities and stockholders' equity ……	$ 18,157,000	$17,563,000	$18,985,000	$18,391,000

Note 3 – Business

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

Note 4 – Inventories

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

Inventories at April 30, 2004 and January 31, 2004 consisted of the following:

	April 30, 2004	January 31, 2004

Raw materials …………………………………………………………………………………	$ 3,359,000	$ 3,756,000
Work in process …………………………………………………………………………………	2,019,000	1,719,000
Finished goods …………………………………………………………………………………	100,000	208,000

	$ 5,478,000	$ 5,683,000

Note 5– Long Term Debt and Notes Payable

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

Long term debt and notes payable at April 30, 2004 and January 31, 2004 consisted of the following:

	April 30, 2004	January 31, 2004

Mortgage note payable – Wachovia …………………………………………………	$ 2,983,000	$ -
Note payable …………………………………………………………………………………………	-	717,000
Industrial development revenue bonds …………………………………………………	-	668,000
Mortgage note payable – SunTrust …………………………………………………	-	391,000
Note payable, equipment …………………………………………………………………	-	205,000
Note payable, II …………………………………………………………………………………	-	53,000
Capitalized leases …………………………………………………………………………………	59,000	82,000
	3,042,000	2,416,000
Less current maturity …………………………………………………………………………	259,000	1,497,000
Long-term debt and notes payable, less current maturity …………………	$ 2,783,000	$ 919,000

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

Note 6– Commitments and Contingencies

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

The Company’s contractual obligations for future minimum payments under our long-term debt and operating leases as of April 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 6,703,000	$ 6,227,000	$ 458,000	$ 18,000	$ -
Long-term debt	3,042,000	259,000	600,000	400,000	1,783,000
Operating leases	1,116,000	398,000	718,000	-	-

Total	$10,861,000	$ 6,884,000	$ 1,776,000	$ 418,000	$ 1,783,000

The Company is the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in press releases dated March 17 and May 22, 2003 and further discussed in the Company’s annual report for the fiscal year ended January 31, 2003 and the subsequent quarterly reports on Form 10-Q, which the Company brought to the attention of the SEC in conjunction with management’s internal investigation, and other potential issues.  The Company received a letter from the SEC dated October 27, 2004 advising the Company that the SEC investigation has been terminated as to the Company and that no enforcement action has been recommended to the Commission, as to the Company.  See Part II Item 1 below under the caption “SEC Formal Investigation and Action Against Former Executives” with this same discussion and additional information as to actions taken by the SEC.

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

Note 7 – Subsequent Events

Subsequent to April 30, 2004 and as of the date of this report, the seven year equipment loan of approximately $0.2 million that was included as part of the February 25, 2004 refinancing of the Company’s debt obligations with Wachovia (as described in Note 5) had been drawn to purchase equipment for the Company’s subsidiary in Earlysville, Virginia.

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

In June 2004, the Company received a notice from the IRS that disallowed refund claims made by the Company when it filed amended tax returns for the January 31, 1998 and 1999 tax years in December 2003.  The Company has revised its April 30, 2004 and January 31, 2004 Balance Sheets that are presented in this Form 10-Q to reflect the impact of this event.  As a result, the Company has reduced its Income taxes receivable by approximately $572,000 and has also reduced its Stockholders’ equity by approximately $572,000.  The impact of these changes resulted in a prior period adjustment to the Company’s January 31, 2000 balance sheet that flow through the balance sheets in each subsequent year.  The Company has amended its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 to incorporate this change.  The Company will continue working with its tax advisors to determine if any potential additional deferred tax benefits that result from this change can be realized in a future period.

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

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our long-term debt and operating leases as of April 30, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 6,703,000	$ 6,227,000	$ 458,000	$ 18,000	$ -
Long-term debt	3,042,000	259,000	600,000	400,000	1,783,000
Operating leases	1,116,000	398,000	718,000	-	-

Total	$10,861,000	$ 6,884,000	$ 1,776,000	$ 418,000	$ 1,783,000

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

PART II – OTHER INFORMATION

Item 1  Legal Proceedings.

SEC Formal Investigation and Action Against Former Executives

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

On October 18, 2004, the SEC filed a Complaint for Injunctive and Other Relief against John Mervyn Nabors, a former chief executive officer of the Company, and Eric J McCracken, a former chief financial officer of the Company, alleging, among other charges, that Mr. Nabors and Mr McCracken implemented various accounting schemes designed to artificially inflate the Company’s reported pre-tax earnings, and that they caused the Company to report inflated earnings by recording fictitious and premature revenue.  The SEC reported that Mr. Nabors has reached a settlement of this matter with the SEC and that concurrently with its Complaint, the SEC filed Mr. Nabors’ Consent to the proposed judgment (without his admitting or denying the allegations of the SEC’s Complaint), and the proposed Final Judgment, which permanently enjoins Mr. Nabors from violating antifraud and other provisions of the federal securities laws, bars Mr. Nabors from serving as an officer or director of a public company and orders him to pay disgorgement of $210,200 and civil money penalties of $50,000 to a fund for the benefit of defrauded investors, including those who held the Company’s shares during the time period alleged in the SEC Complaint.  The SEC’s case against Mr. McCracken is pending.

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

TPA:342303:1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 7, 2004

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini, President and Chief Executive Officer

Date:  December 7, 2004

AEROSONIC CORPORATION

/s/  Gary E. Colbert

Gary E. Colbert, Chief Financial Officer