Form 10-Q/A
period 2004-07-30
AEROSONIC CORP /DE/
filed 2004-12-08
CIK 109471

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

EXPLANATORY NOTE

Aerosonic Corporation (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2004, as filed with the Securities and Exchange Commission on September 13, 2004 (the “Original July 2004 Form 10-Q”) in order to: (1) correct and error in recording income taxes receivable in the fiscal year ended January 31, 2000, as carried on the balance sheet for each subsequent period through July 30, 2004 (the “Income Tax Error”), and to correct the resulting effects upon total assets, retained earnings, and shareholders’ equity; (2) correct a typographical error on Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”); (3) include Exhibit 3.8 and Exhibit 10.37, since the initial filing inadvertently did not include these exhibits.  In addition, this Amendment No. 1 provides an updated Note 7 to the Financial Statements; and an amendment to Part II Item 1, to announce a recent event involving the SEC investigation and recent action by the SEC, and an update of developments in the securities class action litigation

The Company erroneously recorded “income taxes receivable” resulting from tax refunds expected from the application of net operating loss carrybacks to tax years ended January 31, 1998 and 1999, for which the applicable statutes of limitations had expired.  The prior period adjustment to correct the Income Tax Error results in a reduction of approximately $572,000 in income taxes receivable, total assets, retained earnings and shareholders’ equity, as of January 31, 2000 and at each subsequent year end.  These adjustments, as reflected in this Amendment No.1, do not affect earnings or cash flows in the Company’s previously reported financial statements for the fiscal quarters ended July 30, 2004 or 2003, as included in its Original July 2004 Form 10-Q.

The MD&A correction is at the bottom of Page 12 and reflects that:

Cash provided by financing activities increased approximately $430,000 [rather than $641,000, as inadvertently stated in the original July 30, 2004 Form 10-Q] due to the Company’s completion of the refinancing of its debt obligations in February 2004.

In order to provide a complete and convenient reference to the entire July 30, 2004 Form 10-Q, as hereby amended, this Amendment No. 1 includes the entire document.

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

Note 7 of Item 1 of Part I of this report include discussions of: (i) an investigation by the U.S. Securities and Exchange Commission (“SEC”) regarding certain accounting issues, (ii) securities class action lawsuits filed against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, and four former employees of the Company, two of whom were directors, and (iii) action by the U.S. Internal Revenue Service (the “IRS”) with respect to the Company’s amendments to its federal income tax returns for its fiscal years ended January 31, 1998 and 1999.  Item 1 of Part II of this report also includes discussions of the above-mentioned SEC investigation and securities class action lawsuits.

Item 1  Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2004	January 31, 2004
	(unaudited)	(audited)
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents …………………………………………………………	$ 432,000	$ 1,276,000
Receivables, net of allowance for doubtful accounts of $12,000 and $152,000 …………………………………………………………	4,855,000	3,896,000
Income tax receivable …………………………………………………………………	580,000	1,270,000
Costs and estimated profits in excess of billings …………………	1,939,000	1,398,000
Inventories …………………………………………………………………………………	5,704,000	5,683,000
Prepaid expenses …………………………………………………………………………	188,000	190,000
Deferred income taxes …………………………………………………………………	559,000	559,000
Total current assets …………………………………………………………………	14,257,000	14,272,000
Property, plant and equipment, net …………………………………………………	3,983,000	3,954,000
Deferred income taxes …………………………………………………………………………	38,000	38,000
Capitalized software costs and other assets, net …………………………………	200,000	127,000
Total assets …………………………………………………………………………	$ 18,478,000	$ 18,391,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year …………	$ 269,000	$ 200,000
Revolving credit facilities …………………………………………………………………	600,000	1,000,000
Accounts payable, trade …………………………………………………………………	1,627,000	2,910,000
Compensation and benefits …………………………………………………………	1,011,000	779,000
Income taxes payable …………………………………………………………………………	387,000	-
Accrued expenses and other liabilities …………………………………………	1,620,000	2,343,000
Total current liabilities …………………………………………………………	5,514,000	7,232,000
Long-term debt and notes payable due after one year …………………………	2,909,000	2,216,000
Total liabilities …………………………………………………………………………	8,423,000	9,448,000
Commitments and contingencies
Stockholderss’ equity:
Common stock $.40 par value: authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019 …………	1,595,000	1,595,000
Additional paid-in capital …………………………………………………………………	4,559,000	4,559,000
Retained earnings …………………………………………………………	4,597,000	3,485,000
Less treasury stock: 65,243 shares at April 30, 2004 and January 31, 2004, at cost …………………………………………………………	(696,000)	(696,000)
Total stockholders’ equity …………………………………………………………	10,055,000	8,943,000

Total liabilities and stockholders’ equity …………………………	$ 18,478,000	$ 18,391,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2004	July 31, 2003	July 30, 2004	July 31, 2003

Revenue, net …………………………………………………………	$ 7,937,000	$ 7,746,000	$ 15,033,000	$ 16,490,000
Cost of sales …………………………………………………………	5,220,000	5,550,000	10,308,000	11,382,000
Gross profit …………………………………………………	2,717,000	2,196,000	4,725,000	5,108,000
Selling, general and administrative expenses …	2,273,000	2,494,000	4,052,000	4,837,000
Operating income …………………………………	444,000	(298,000)	673,000	271,000
Other income (expense):
Interest expense, net …………………………………	(46,000)	(53,000)	(52,000)	(106,000)
Miscellaneous income …………………………	1,058,000	(3,000)	1,179,000	1,000
	1,012,000	(56,000)	1,127,000	(105,000)
Income before income taxes …………………………	1,456,000	(354,000)	1,800,000	166,000
Income tax (expense) benefit …………………………	(553,000)	12,000	(688,000)	(5,000)
Net income …………………………………………………	$ 903,000	$ (342,000)	$ 1,112,000	$ 161,000
Basic and diluted earnings per share …	$ 0.23	$ (0.09)	$ 0.28	$ 0.04
Basic and diluted weighted average shares outstanding …………………………………………………………	3,921,019	3,921,019	3,921,019	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 30, 2004	July 31, 2003
Cash flow from operating activities:
Net income …………………………………………………………………………………………	$ 1,112,000	$ 161,000
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Allowance for doubtful accounts …………………………………………	(140,000)	-
Depreciation …………………………………………………………………………	303,000	365,000
Amortization …………………………………………………………………………	27,000	121,000
Deferred income taxes …………………………………………………………	-	(65,000)
Changes in assets and liabilities
Receivables …………………………………………………………………………	(819,000)	355,000
Income taxes receivable and payables …………………………	1,077,000	273,000
Costs and estimated profits in excess of billings …………	(541,000)	(1,399,000)
Inventories …………………………………………………………………………	(21,000)	(86,000)
Prepaid expenses …………………………………………………………………	2,000	11,000
Capitalized software costs and other assets …………………………	(73,000)	(80,000)
Accounts payable, trade …………………………………………………………	(1,283,000)	504,000
Compensation and benefits …………………………………………………	232,000	87,000
Accrued expenses and other liabilities …………………………………	(723,000)	1,394,000
Net cash provided by/ (used in) operating activities …………	(847,000)	1,641,000

Cash flow from investing activities:
Capital expenditures …………………………………………………………………………	(148,000)	(253,000)
Net cash used in investing activities …………………………………	(148,000)	(253,000)

Cash flow from financing activities:
Proceeds/ (payments) from revolving credit facilities …………………	(400,000)	245,000
Proceeds from issuance of long-term debt …………………………………	621,000	-
Principal payments on long-term debt and notes payable …………	(70,000)	(524,000)
Net cash provided by/ (used in) financing activities …………	151,000	(279,000)

Net increase/ (decrease) in cash and cash equivalents …………………………	(844,000)	1,109,000
Cash and cash equivalents at beginning of period …………………………	1,276,000	260,000
Cash and cash equivalents at end of period …………………………………	$ 432,000	$ 1,369,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest …………………………………………………………………………………………	$ 94,000	$ 111,000
Income taxes …………………………………………………………………………………	300,000	29,000
Non cash investing and financing activities:
Debt refinance …………………………………………………………………………………	$ 3,537,000	$ -
Acquisition of property under a capital lease …………………………	$ -	$ 45,000
Acquisition of property through issuance of note payable …………	$ 211,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The restated January 31, 2004 consolidated balance sheet has been derived from the audited consolidated financial statements that the Company has amended (as described in Note 2 and Note 7), but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the impact of the amendment described in Note 7 upon the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 (the “2004 Form 10-K/A”) that the Company filed with the SEC on December 7, 2004. Operating results for the three months and the six months ended July 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.  The Company has changed its quarterly periods to coincide with the last Friday of each fiscal quarter for the first three fiscal quarters of each year.  This is to more economically and conveniently use the Company’s resources in calculating the closing figures for each quarter for which a Form 10-Q Report is required.  This will not affect the January 31 fiscal year end of the Company.  Thus, this year’s second quarter Form 10-Q ending on July 30, 2004 is contrasted with last year’s July 31, 2003 second quarter.

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

The following table presents the impact of this adjustment on our previously reported balance sheets as of July 30, 2004 and January 31, 2004 in the Company’s Original 2005 Form 10-Q:

	July 30, 2004 (unaudited)		January 31, 2004
	Previously Reported	as Restated	Previously Reported	as Restated
			(unaudited)	(audited)
BALANCE SHEET:
Income taxes receivable ……………………………………………	$ 279,000	$ 580,000	$ 969,000	$ 1,270,000
Deferred income taxes	619,000	559,000	619,000	559,000
Total current assets ……………………………………………	14,016,000	14,257,000	14,031,000	14,272,000
Deferred income taxes ……………………………………………	-	38,000	-	38,000
Total Assets ……………………………………………………………	$ 18,199,000	$18,478,000	$ 18,112,000	$ 18,391,000

Deferred income taxes ……………………………………………	22,000	-	22,000	-
Total liabilities ……………………………………………	8,445,000	8,423,000	9,470,000	9,448,000
Retained earnings ……………………………………	4,296,000	4,597,000	3,184,000	3,485,000
Total stockholders' equity ……………………………………	$ 9,754,000	$ 10,055,000	$ 8,642,000	$ 8,943,000
Total liabilities and stockholders' equity ……	$ 18,199,000	$18,478,000	$18,112,000	$18,391,000

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

Inventories at July 30, 2004 and January 31, 2004 consisted of the following:

	July 30, 2004	January 31, 2004

Raw materials ………………………………………………………………………………	$ 3,495,000	$ 3,756,000
Work in process ………………………………………………………………………………	2,209,000	1,719,000
Finished goods ………………………………………………………………………………	-	208,000

	$ 5,704,000	$ 5,683,000

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

Long term debt and notes payable at July 30, 2004 and January 31, 2004 consisted of the following:

	July 30, 2004	January 31, 2004(1)

Mortgage note payable – Wachovia ………………………………………………	$ 2,933,000	$ -
Equipment note payable – Wachovia ………………………………………………	206,000	-
Note payable – First Commercial Bank ………………………………………………	-	717,000
Industrial development revenue bonds ………………………………………………	-	668,000
Mortgage note payable – SunTrust ………………………………………………	-	391,000
Note payable, equipment – First Commercial Bank ………………	-	205,000
Note payable, II – First Commercial Bank ………………………………	-	353,000
Capitalized leases ………………………………………………………………………………	39,000	82,000
	3,178,000	2,416,000
Less current maturity ………………………………………………………………	269,000	1,497,000
Long-term debt and notes payable, less current maturity ………………	$ 2,909,000	$ 919,000

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

Note 6– Accrued Expenses

Accrued expenses as of July 30, 2004 and January 31, 2004 were approximately $1,620,000 and $2,343,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	July 30, 2004	January 31, 2004

Product development programs ………………………………………………………	$ 904,000	$ 1,497,000
Other accrued expenses ………………………………………………………………	716,000	846,000
	$ 1,620,000	$ 2,343,000

Note 7 – Commitments, Contingencies and Subsequent Events

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

In June 2004, the Company received a notice from the IRS that disallowed refund claims made by the Company when it filed amended tax returns for the January 31, 1998 and 1999 tax years in December 2003.  The Company prepared its July 30, 2004 Balance Sheet and revised its January 31, 2004 Balance Sheet that are presented in this Form 10-Q to reflect the impact of this event.  The revisions include reductions of $572,000 in both “Income taxes receivable” and “Stockholder’ equity”.  The impact of these changes resulted in a prior period adjustment to the Company’s January 31, 2000 balance sheet that flow through the balance sheets in each subsequent year.  The Company amended its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004 to incorporate this change.  The Company intends to continue working with its tax advisors to determine if any potential additional deferred tax benefits that result from this change can be realized in any periods subsequent to January 31, 2000, including any future periods.

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

Income tax expense increased approximately $683,000 for the six months ended July 30, 2004 when compared to the six months ended July 31, 2003.  The Company recognized a non-recurring benefit through a reduction in its deferred tax asset valuation allowance in the six months ended July 31, 2003.

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

—

A decrease of approximately $65,000 due to a comparative period-over-period reduction in inventory accumulation

Cash used in investing activities increased approximately $105,000 due to higher investment in Machinery and Equipment.

Cash provided by financing activities increased approximately $430,000 due to the Company’s completion of the refinancing of its debt obligations in February 2004.

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

Item 3

Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk under the Company’s variable rates in its loans from Wachovia discussed in Note 5 to its Financial Statements in Part I above. The Company does not currently utilize any financial instruments to manage interest rate risk.

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