Form 10-Q
period 2004-10-29
AEROSONIC CORP /DE/
filed 2004-12-10
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2004

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

As of December 10, 2004, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

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

On November 1, 2004, the Company announced the conclusion of an investigation by the U.S. Securities and Exchange Commission (“SEC”) as to the Company regarding certain accounting issues.  Note 6 of Item 1 of Part I includes a discussion of this event.

Note 6 of Item 1 of Part I of this report also includes discussions of: (i) securities class action lawsuits filed against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, and four former employees of the Company, two of whom were directors, and (ii) action by the U.S. Internal Revenue Service (the “IRS”) with respect to the Company’s amendments to its federal income tax returns for its fiscal years ended January 31, 1998 and 1999.  Item 1 of Part II of this report also includes discussions of the above-mentioned SEC investigation and securities class action lawsuits.

Item 1  Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2004	January 31, 2004
		as restated
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents …………………………………………………………………	$ 559,000	$ 1,276,000
Receivables, net of allowance for doubtful accounts of $12,000 and $152,000 …………………………………………………………………	4,564,000	3,896,000
Income taxes receivable …………………………………………………………………	301,000	1,270,000
Costs and estimated profits in excess of billings …………………………	2,654,000	1,398,000
Inventories …………………………………………………………………………………………	5,716,000	5,683,000
Prepaid expenses …………………………………………………………………………	396,000	190,000
Deferred income taxes …………………………………………………………………	559,000	559,000
Total current assets …………………………………………………………………	14,749,000	14,272,000
Property, plant and equipment, net …………………………………………………………	3,973,000	3,954,000
Deferred income taxes …………………………………………………………………………	38,000	38,000
Capitalized software costs and other assets, net …………………………………	183,000	127,000
Total assets …………………………………………………………………………	$ 18,943,000	$ 18,391,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year …………	$ 254,000	$ 200,000
Revolving credit facilities …………………………………………………………	663,000	1,000,000
Accounts payable, trade …………………………………………………………………	1,787,000	2,910,000
Compensation and benefits …………………………………………………………	1,207,000	779,000
Income taxes payable …………………………………………………………………	510,000	-
Accrued expenses and other liabilities …………………………………………	1,403,000	2,343,000
Total current liabilities …………………………………………………………	5,824,000	7,232,000
Long-term debt and notes payable due after one year …………………………	2,852,000	2,216,000
Total liabilities …………………………………………………………………………	8,676,000	9,448,000
Commitments and contingencies
Stockholders’ equity:
Common stock $0.40 par value: authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019 …………………	1,595,000	1,595,000
Additional paid-in capital …………………………………………………………	4,559,000	4,559,000
Retained earnings …………………………………………………………………………	4,809,000	3,485,000
Less treasury stock: 65,243 shares at October 29, 2004 and January 31, 2004, at cost	(696,000)	(696,000)
Total stockholders’ equity …………………………………………………………	10,267,000	8,943,000

Total liabilities and stockholders’ equity …………………………	$ 18,943,000	$ 18,391,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine months ended
	October 29, 2004	October 31, 2003	October 29, 2004	October 31, 2003

Revenue, net ………………………………………………	$ 8,139,000	$ 7,972,000	$ 23,172,000	$ 24,462,000
Cost of sales ………………………………………………	6,069,000	5,845,000	16,377,000	17,227,000
Gross profit ………………………………………………	2,070,000	2,127,000	6,795,000	7,235,000
Selling, general and administrative expenses ………………………………………………………	1,797,000	2,413,000	5,849,000	7,250,000
Operating income (loss) ………………………	273,000	(286,000)	946,000	(15,000)
Other income (expense):
Interest expense, net ………………………………	(47,000)	(43,000)	(99,000)	(149,000)
Miscellaneous income ………………………	110,000	18,000	1,289,000	20,000
	63,000	(25,000)	1,190,000	(129,000)
Income before income taxes ………………………	336,000	(311,000)	2,136,000	(144,000)
Income tax (expense) benefit ………………………	(124,000)	10,000	(812,000)	4,000
Net income (loss) ………………………………	$ 212,000	$ (301,000)	$ 1,324,000	$ (140,000)
Basic and diluted earnings per share ………	$ 0.05	$ (0.08)	$ 0.34	$ (0.04)
Basic and diluted weighted average shares Outstanding ………………………………………………………	3,921,019	3,921,019	3,921,019	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	October 29, 2004	October 31, 2003
Cash flow from operating activities:
Net income …………………………………………………………………………………………	$ 1,324,000	$ (140,000)
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Allowance for doubtful accounts …………………………………………	(140,000)	-
Depreciation …………………………………………………………………………	457,000	294,000
Amortization …………………………………………………………………………	27,000	141,000
Changes in assets and liabilities
Receivables …………………………………………………………………………	(528,000)	(887,000)
Income taxes receivable and payables …………………………………	1,479,000	196,000
Costs and estimated profits in excess of billings …………………	(1,256,000)	(969,000)
Inventories …………………………………………………………………………	(33,000)	(140,000)
Prepaid expenses …………………………………………………………………………	(206,000)	195,000
Capitalized software costs and other assets …………………………	(56,000)	(80,000)
Accounts payable, trade …………………………………………………………	(1,123,000)	487,000
Compensation and benefits …………………………………………………	428,000	170,000
Accrued expenses and other liabilities …………………………………	(940,000)	1,614,000
Net cash provided by/ (used in) operating activities …	(567,000)	881,000

Cash flow from investing activities:
Capital expenditures …………………………………………………………………………	(292,000)	(112,000)
Net cash used in investing activities …………………………………………	(292,000)	(112,000)

Cash flow from financing activities:
Proceeds/ (payments) from revolving credit facilities …………………	(337,000)	245,000
Proceeds from issuance of long-term debt …………………………………	621,000	-
Principal payments on long-term debt and notes payable …………	(142,000)	(819,000)
Net cash provided by/ (used in) financing activities …………	142,000	(574,000)

Net increase/ (decrease) in cash and cash equivalents …………………	(717,000)	195,000
Cash and cash equivalents at beginning of period …………………………	1,276,000	260,000
Cash and cash equivalents at end of period …………………………………………	$ 559,000	$ 455,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest …………………………………………………………………………………………………	$ 142,000	$ 158,000
Income taxes …………………………………………………………………………………………	300,000	29,000
Non cash investing and financing activities:
Debt refinance …………………………………………………………………………………	$ 3,326,000	$ -
Acquisition of property under a capital lease …………………………	$ -	$ 45,000
Acquisition of property through issuance of note payable …………	$ 211,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in accordance with Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The restated January 31, 2004 consolidated balance sheet has been derived from the audited consolidated financial statements that the Company has amended (as described in Note 6), but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the impact of the amendment described in Note 6 upon the audited consolidated financial statements and related notes contained in the Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 (the “2004 Form 10-K/A”) that the Company filed with the SEC on December 8, 2004. Operating results for the three months and the nine months ended October 29, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.  The Company has changed its quarterly periods to coincide with the last Friday of each fiscal quarter for the first three fiscal quarters of each year.  This is to more economically and conveniently use the Company’s resources in calculating the closing figures for each quarter for which a Form 10-Q Report is required.  This will not affect the January 31 fiscal year end of the Company.  Thus, this year’s third quarter Form 10-Q ending on October 29, 2004 is contrasted with last year’s October 31, 2003 third quarter.

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

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems. In August 1998, the Company formed a new division called Precision Components, to perform high volume precision machining of mechanical components, which was less than 10% of operations during the three months and the nine months ended October 29, 2004 and October 31, 2003.

During the three months ended October 29, 2004, sales to Lockheed Martin Corporation represented approximately 19% of total revenues and sales to Mid-Continent Instrument Company Inc. represented approximately 12% of total revenues.  During the nine months ended October 29, 2004, sales to Lockheed represented approximately 17% of total revenues.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the third quarter mean the third quarter ended on the last Friday in October of the referenced fiscal year. For example, references to the third quarter of fiscal year 2005 mean the third quarter ended October 29, 2004.

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

Inventories at October 29, 2004 and January 31, 2004 consisted of the following:

	October 29, 2004	January 31, 2004

Raw materials ………………………………………………………………………………	$ 3,256,000	$ 3,756,000
Work in process ………………………………………………………………………………	2,453,000	1,719,000
Finished goods ………………………………………………………………………………	7,000	208,000

	$ 5,716,000	$ 5,683,000

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

Long term debt and notes payable at October 29, 2004 and January 31, 2004 consisted of the following:

	October 29, 2004	January 31, 2004(1)

Mortgage note payable – Wachovia ………………………………………………	$ 2,883,000	$ -
Equipment note payable – Wachovia ………………………………………………	199,000	-
Note payable – First Commercial Bank ………………………………………………	-	717,000
Industrial development revenue bonds ………………………………………………	-	668,000
Mortgage note payable – SunTrust ………………………………………………………	-	391,000
Note payable, equipment – First Commercial Bank ………………………	-	205,000
Note payable, II – First Commercial Bank ………………………………………	-	353,000
Capitalized leases ………………………………………………………………………………	24,000	82,000
	3,106,000	2,416,000
Less current maturity ………………………………………………………………………	254,000	1,497,000
Long-term debt and notes payable, less current maturity ………………	$ 2,852,000	$ 919,000

(1)

The debt table described above reflects the repayment obligations as of January 31, 2004, but the financial statements reflect current maturities based upon the new debt agreements that were established in February 2004, as described above.

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the ratio of cash flow to the debt service) of at least 1.25 to 1.00.  As of October 29, 2004, the Company was in compliance with these financial covenants.

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

Note 5– Accrued Expenses

Accrued expenses as of October 29, 2004 and January 31, 2004 were approximately $1,403,000 and $2,343,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	October 29, 2004	January 31, 2004

Product development programs ………………………………………………………	$ 748,000	$ 1,497,000
Other accrued expenses ………………………………………………………………	655,000	846,000
	$ 1,403,000	$ 2,343,000

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

The Company’s contractual obligations for future minimum payments under our purchase commitments, long term-debt and operating leases as of October 29, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 7,038,000	$ 6,560,000	$ 438,000	$ 40,000	$ -
Long-term debt	3,106,000	254,000	460,000	460,000	1,922,000
Operating leases	917,000	398,000	519,000	-	-

Total	$11,061,000	$ 7,212,000	$1,417,000	$ 500,000	$ 1,922,000

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

In June 2004, the Company received a notice from the IRS that disallowed refund claims made by the Company when it filed amended tax returns for the January 31, 1998 and 1999 tax years in December 2003.  The Company prepared its October 29, 2004 Balance Sheet and revised its January 31, 2004 Balance Sheet that are presented in this Form 10-Q to reflect the impact of this event.  The revisions include reductions of $572,000 in both “Income taxes receivable” and “Stockholders’ equity”.  The impact of these changes will result in a prior period adjustment to the Company’s January 31, 2000 balance sheet that flow through the balance sheets in each subsequent year.  The Company filed amendments to its Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30 and July 30, 2004 to incorporate this change on December 8, 2004.  The Company intends to continue working with its tax advisors to determine if any potential additional deferred tax benefits that result from this change can be realized in any periods subsequent to January 31, 2000, including any future periods.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

Revenues for the third quarter increased approximately $167,000 when compared to the third quarter of fiscal year 2004. Increases in core instrument revenues and revenues from repairs and spare parts of approximately $1,417,000 and approximately $165,000, respectively, were offset by decreases in the Precision Components Division revenues of approximately $170,000 and expected slower progress on the Joint Strike Fighter (“JSF”) development program of approximately $862,000.  The core instrument increases were largely driven by increases in altimeter and integrated multifunction probe volume.

Revenues for the nine months ended October 29, 2004 decreased approximately $1,290,000 when compared to the nine months ended October 31, 2003. The decrease resulted primarily from reduced revenues on the JSF program of approximately $2,315,000 that is partially offset by increased core instrument sales.

Gross profit for the three months ended October 29, 2004 decreased by approximately 3%, or approximately $57,000, when compared to the third quarter of fiscal year 2004.  A product revenue mix-related decline in gross profit of approximately $150,000 was partially offset by a volume-related increase in gross profit of approximately $97,000.

Gross profit for the nine months ended October 29, 2004 decreased by approximately 6%, or approximately $440,000, when compared to the nine months ended October 31, 2003.  This decline is due to a volume-related reduction in gross profit of approximately $382,000 as well as a decrease in gross profit of approximately $58,000 due to changes in the product revenue mix.

Selling, general and administrative expenses for the third quarter decreased approximately $616,000 when compared to the three months ended October 31, 2003.  This decrease is primarily attributable to the reductions in audit fees of approximately $743,000 and legal fees of approximately $119,000.  These decreases were partially offset by an increase in engineering expenses of approximately $171,000 as the Company expands its Clearwater, Florida engineering capabilities in conjunction with its development of instrumentation for the Cessna Mustang business.

Selling, general and administrative expenses for the nine months ended October 29, 2004 decreased approximately $1,401,000 when compared to the nine months ended October 31, 2003.  This decrease is primarily attributable to the reductions in audit fees of approximately $1,417,000 and legal fees of approximately $592,000.  These decreases were partially offset by an increase in engineering expenses of approximately $545,000 as the Company expands its Clearwater, Florida engineering capabilities in conjunction with its development of instrumentation for the Cessna Mustang business jet.

Interest expense increased approximately $4,000 for the three months ended October 29, 2004 when compared to the three months ended October 31, 2003.  This increase is due to higher average debt balances during the period as well as the effects of recent increases in interest rates.

Interest expense decreased approximately $50,000 for the nine months ended October 29, 2004 when compared to the nine months ended October 31, 2003.  This decrease is partially due to lower interest rates as well as lower average debt balances, but is largely due to the receipt of interest payments of approximately $41,000 in conjunction with the Company’s receipt of income tax refunds in April 2004.

Miscellaneous income increased approximately $92,000 for the three months ended October 29, 2004 when compared to the three months ended October 29, 2003.  This increase is primarily due to the receipt of the final performance-related installment of the Company’s sale of its Engine Vibration Monitoring System (“EVMS”) product line inventory in February 2004 that resulted in miscellaneous income of approximately $82,000.

Miscellaneous income increased approximately $1,269,000 for the nine months ended October 29, 2004 when compared to the nine months ended October 31, 2003.  As disclosed in the Subsequent Events section of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2004, the Company submitted a claim to its insurance carrier in April 2004 for the reimbursement of additional business interruption expenses that were identified as having been incurred as a result of a small fire that had occurred in the Company’s machine shop at its Clearwater, Florida operations.  In May 2004, after further negotiations, the Company and the insurance carrier reached a settlement whereby the Company would be reimbursed a total of approximately $1,214,000 as a result of the business interruption. The Company received the remaining payment of approximately $997,000 on May 25, 2004.   In addition, the Company sold, in February 2004, its EVMS product line inventory, resulting in miscellaneous income of approximately $252,000 for the nine months ended October 29, 2004.

Income tax expense increased approximately $134,000 for the three months ended October 29, 2004 when compared to the three months ended October 31, 2003.  The Company recognized a non-recurring benefit through a reduction in its deferred tax asset valuation allowance in the three months ended October 31, 2003.

Income tax expense increased approximately $816,000 for the nine months ended October 29, 2004 when compared to the nine months ended October 31, 2003.  The Company recognized a non-recurring benefit through a reduction in its deferred tax asset valuation allowance in the nine months ended October 31, 2003.

Liquidity and Capital Resources

Cash used in operating activities was approximately $567,000 for the nine months ended October 29, 2004 an increase of approximately $1,448,000 when compared to cash provided during the nine months ended October 31, 2003. This increase in cash usage is primarily attributable to:

—

An increase due to reductions of accounts payable of approximately $1,610,000 as the Company negotiated reductions in or paid the remainder of its aged audit and legal fees that existed as of October 31, 2003 that were related to the financial restatement as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003

—

An increase due reductions of accrued expenses and other liabilities of approximately $2,554,000 primarily due to the Company’s decreasing its liabilities to suppliers for the JSF contract and other contractors by approximately $975,000, attorneys by approximately $125,000 and auditors by approximately $1,369,000 versus the increase in such liabilities that occurred for the nine months ended October 31, 2003

•

An increase due to the recording of additional costs and estimated profits in excess of billings of approximately $287,000 resulting from a comparative period-over-period reduction in development project activity

•

An increase due to prepaid expenses of approximately $401,000 resulting from insurance policy renewals

•

An increase due to a reduction in the allowance for doubtful accounts of approximately $140,000 for the write-off of a previously-reserved account that has been determined to be uncollectible

These increases in cash usage were partially offset by:

—

An increase in net income of approximately $1,464,000

•

A increase due to a reduced rate of growth in accounts receivable of approximately $359,000 primarily resulting from lower outstanding balances due from Lockheed related to the JSF project

•

A decrease in net income taxes receivable and payable of approximately $1,283,000 due to the receipt of refunds from the filing of amended tax returns

—

An increase in compensation and benefits of approximately $258,000

—

A decrease of approximately $107,000 due to a comparative period-over-period reduction in inventory accumulation

Cash used in investing activities increased approximately $180,000 due to higher investments in machinery and equipment as well as computer hardware and software.

Cash provided by financing activities increased approximately $716,000 due to the Company’s completion of the refinancing of the Company’s debt obligations in February 2004.

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

Revenue Recognition

The Company manufactures most of its products on a build-to-order basis and ships products upon completion. The Company has a policy of strict adherence to the provisions of Staff Accounting Bulletin 101 (“SAB 101”), entitled “Revenue Recognition in Financial Statements”, as modified by SAB 104, in order to accurately state its revenues in each accounting period. For certain situations, some judgment is required, but most sales have clear revenue recognition criteria.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of October 29, 2004 and January 31, 2004, management does not believe that any assets are impaired.

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

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of October 29, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 7,038,000	$ 6,560,000	$ 438,000	$ 40,000	$ -
Long-term debt	3,106,000	254,000	460,000	460,000	1,922,000
Operating leases	917,000	398,000	519,000	-	-

Total	$11,061,000	$ 7,212,000	$1,417,000	$ 500,000	$ 1,922,000

Item 3

Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk under the Company’s variable rates in its loans from Wachovia discussed in Note 4 to its Financial Statements in Part I above. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4

Controls and Procedures.

As of October 29, 2004, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

Item 1 Legal Proceedings.

SEC Formal Investigation

As discussed in each of the Company’s Form 10-K and Form 10-Q reports, beginning with the Form 10-K for the year ended January 31, 2003, the Company has been the subject of a Formal Order of Investigation issued by the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2003 with respect to potential violations of the federal securities laws in connection with the accounting misstatements and contributing causes disclosed by the Company in its 2003 Form 10-K that was filed with the SEC on October 31, 2003 and other potential issues.  The Company brought these potential violations to the attention of the SEC in conjunction with management’s internal investigation.  The Company received a letter from the SEC dated October 27, 2004 advising the Company that the SEC had concluded its investigation as to the Company and that no enforcement action has been recommended to the Commission as to the Company.

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

10.37

Aerosonic Corporation 2004 Stock Incentive Plan

31.1

Section 302 Certifications

31.2

Section 302 Certifications

32 1

Section 906 Certifications

32.2

Section 906 Certifications

(b) Reports on Form 8-K

During the third quarter of fiscal year 2005, the Company filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

December 10, 2004

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini, President and Chief Executive Officer

Date:

December 10, 2004

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

December 10, 2004

/s/  David A. Baldini

David A. Baldini

President and Chief Executive Officer

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

December 10, 2004

/s/  Gary E. Colbert

Gary E. Colbert

Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending October 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, David A. Baldini, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material aspects, the financial condition and result of operations of the registrant.

Date:

December 10, 2004

/s/  David A. Baldini

David A. Baldini

President and Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending October 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Gary E. Colbert, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material aspects, the financial condition and result of operations of the registrant.

Date:

December 10, 2004

/s/  Gary E. Colbert

Gary E. Colbert

Chief Financial Officer