Form 10-K
period 2005-01-31
AEROSONIC CORP /DE/
filed 2005-04-18
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

 For the Fiscal Year Ended January 31, 2005

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

Yes ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,208,000 as of July 31, 2004 based upon the closing price of the Common Stock on the American Stock Exchange (“Amex”) on that date, and approximately $10,990,000 as of April 15, 2005, based upon the closing price of the Common Stock on the Amex on that more recent date.

As of April 15, 2005, the issuer had 3,921,019 shares of Common Stock outstanding.

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

Significant Events. On November 1, 2004, Aerosonic Corporation (the “Company”) issued a press release stating that the United States Securities and Exchange Commission (“SEC”) had terminated its investigation of the Company and that no enforcement action has been recommended to the Commission as to the Company.  The Company, in a June 3, 2003 press release, had previously disclosed that the SEC had issued a formal order of a non-public investigation in connection with the accounting issues that the Company reported in its press releases of March 17, 2003 and May 22, 2003.  The Company subsequently reported on those issues in its Annual Report on Form 10-K for the year ended January 31, 2003 as filed with the SEC on October 31, 2003.

On December 8, 2004, the Company filed its amended Annual Report on Form 10-K/A for the fiscal year ended January 31, 2004 as well as amended Quarterly Reports on Forms 10-Q/A for the quarterly periods ended April 30, 2004 and July 30, 2004, primarily to correct errors in recording income taxes receivable and deferred income taxes in the fiscal year ended January 31, 2000, as carried on the balance sheet for each subsequent year through January 31, 2004 (the “Income Tax Error”), and to correct the resulting effects upon total assets, retained earnings, and stockholders’ equity.  The Company had erroneously recorded “income taxes receivable” resulting from tax refunds expected from the application of net operating loss carrybacks to tax years ended January 31, 1999 and 1998, for which the applicable statutes of limitations had expired.  The prior period adjustment to correct the Income Tax Error resulted in a reduction of approximately $572,000 in income taxes receivable, total assets, retained earnings and stockholders’ equity, as of January 31, 2000 and at each subsequent year end.  These adjustments did not affect earnings or cash flows in the Company’s previously reported financial statements for the fiscal years ended January 31, 2004, 2003 or 2002, as included in its original Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Item 1. Business.

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

The Company is principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. The Company consists of three operating divisions in three locations. The two principal divisions are the Clearwater, Florida Instrument Division (“Clearwater Instruments”) and Avionics in Earlysville, Virginia.  In addition, the Company maintains a third division consisting of a repair facility in Wichita, Kansas (“Kansas Instruments”) to support the Clearwater Instruments business.

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

In August 1998, the Company formed Precision Components as a new division to perform high volume precision machining of mechanical components, which was not significant to operations in the fiscal years ended January 31, 2005, 2004 or 2003.  During the fiscal year ended January 31, 2005, the Company phased out the Precision Components division, redeploying the assets and employees to the Clearwater Instruments production.

The Company has a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2005 mean the fiscal year ended January 31, 2005.

Industry

Aerosonic’s ability to maintain and enhance its position in the design, development and supply of primary flight control system components and instruments will be affected by the rising costs of both commercial and military aircraft, and the continuing decrease in the number of new aircraft programs and quantity of aircraft being built. Increasing value to the customer has become extremely important to sustaining Aerosonic’s market position as well as the Company’s market share.

The military original equipment manufacturers (“OEM”), such as BAE Systems LTD, Bell Helicopter Textron Inc., Korea Aerospace Industries, Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation, The Boeing Company (“Boeing”) and others, have increased their reliance on their subcontractors to carry a greater share of the aircraft responsibility, including system requirements, hardware design, and physical and electrical interfaces. This increased responsibility has allowed Aerosonic to develop a greater technical capability for serving its customer base. The evolution of this role has taken Aerosonic to a dominant position in its business segment within the military aircraft market.

This increased technical capability has also positioned the Company to push further into the commercial aircraft market with our new technologies.  New development programs with Gulfstream Aerospace Corporation and Israeli Aircraft Industries will allow us to increase and protect our market share.

The Company continues as an industry leader in the manufacturing of mechanical instruments. These products are used for both primary flight data as well as standby redundant instruments in cockpits where electronic displays are used for primary flight data.  As cockpit panel space becomes more valuable in the new age of glass displays, the Company has maintained a strong position with OEMs as a premier supplier of quality mechanical instruments in both the military and commercial aircraft marketplace.

The Company has also made considerable progress in developing electronic air data collection instrumentation and presently offers angle of attack indicators, stall prevention systems and air data measurement systems.  In addition to these current product offerings, the Company is nearing completion of its development of electronic altimeters and airspeed indicators.  The Company intends to use these electronic products to complement its mechanical offerings that will facilitate its customers’ transition from mechanical systems to electronic systems.

The current market niche for Aerosonic has been and will continue to be the design, development and supply of electronic and mechanical primary flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall prevention systems and air data measurement systems. All of these aircraft products are critical to aircraft operations, performance and safety.

Strategy

The Company’s goal is to continue to reposition its products for profitable growth and maintain dominance within niche markets. The Company intends to focus on the development of profitable long-term contracts. New aircraft cockpits increasingly are being developed through strategic alliances with market leaders. The Company is well positioned to take advantage of these strategic alliances. An increase in sales volume will depend upon new product introduction and further penetration of existing markets. The Company continues to hold a competitive advantage derived from its philosophy of vertical integration. The Company is substantially vertically integrated in its manufacturing and distribution activities.

Products and Distribution

The Company’s products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the U.S. military services. For the fiscal year ended January 31, 2005, approximately 56% of the Company’s total sales were to the private sector and 44% to United States military services.  For the fiscal year ended January 31, 2004, approximately 48% of the Company’s total sales were to the private sector and 52% to United States military services.   This shift in volume is due to an increase in core product deliveries as well as a reduction in revenue producing engineering development projects.

Domestic sales of the Company’s products are made to many different commercial (non-government) customers, and the Company anticipates that there will be an increasing movement toward development contracts for future applications. For the fiscal year ended January 31, 2005, sales related to development programs accounted for approximately 8% of net sales, or $2.5 million, a decrease of $3.8 million from the fiscal year ended January 31, 2004, where such sales represented 20% of net sales.  This decrease is due to the completion of one contract and a reduction in activity on a continuing contract.  During fiscal year 2005, there were two commercial customers, Lockheed and Boeing, who represented 16% and 10%, respectively, of total revenues.  A substantial amount of the business related to these customers is related to contracts each customer has with the U.S. Government. If the Company lost either of these customers, such a loss would have a material adverse effect on the Company’s results of operations.

In addition, the Company sells its products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 15%, 13%, and 17% for the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

Most of the Company’s instrument sales are made directly through Company employees to OEMs or to the United States military, with the Company’s remaining sales being made through distributors and commissioned sales representatives (who resell to aircraft operators).

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

The Company has completed a redesign of the basic components of the angle of attack (“AOA”)/stall warning product line. The combined stall warning transmitter merges existing technologies of AOA and stall warning into a single technical standard order C54 stall warning transmitter. This combined instrument has dramatically reduced the system weight and increased the system reliability.    The company has completed development of the new “self-test” AOA sensor for use on the Gulfstream G350/G450 series of aircraft and in addition, is nearing completion of the development of the new IAI G150 aircraft stall warning system.

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

The Company is currently developing a new product line that includes microprocessor-based sensors with an analog pointer display that have been selected by Cessna to be standby units on their new Mustang light jet program.  The Microprocessor-based Standby Airspeed indicator and the Microprocessor-based Standby Altimeter indicator have completed their preliminary design review.  These indicators combine the accuracy, robustness and the long term mean time before failure of electronic sensing presented with a “pilot familiar” analog pointer display.  The Company has made an initial delivery to Cessna, and expects to apply for TSO certification in April, after the completion of testing.

Customers

The Company primarily markets its products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. The Company also markets its products to private aircraft owners through its network of authorized distributors.

Contracts

The Company’s contracts are normally for production or development. The Company’s production contracts are typically fixed-price over a two to five year period, and the industry trend for such contracts is moving away from five year contracts and toward two year contracts. The Company also secures purchase orders from customers for product sales in the normal course of business that are binding contracts upon acceptance of the terms of the orders by the Company.

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

Development contracts provide resources for technology advancement necessary for development of various products. The Company negotiates for and generally receives payments from customers based upon milestones that correlate with the costs incurred.  Early in our fiscal year ended January 31, 2003, we were notified that a variation of the IMFP had been selected for use on the Joint Strike Fighter.  Development of this system continued through fiscal year 2005 and is expected to conclude in fiscal year 2007.

The Company sold its Engine Vibration Monitoring System (“EVMS”) product line inventory to Beran Instruments Limited, a U.K. company on February 5, 2004.  The sale, which also included the U.S.-registered trademark “EVMS”, allowed the Company to concentrate on core technology developments in its other product lines.

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

Sales and Marketing

The Company has generally focused sales efforts on government and military entities, OEMs and distributors.  The Company intends to increase sales efforts with respect to retrofit, modifications and repair programs.

Due to the integration of components manufactured by the Company with flight management systems, the Company is generally involved at a very early stage with the aircraft manufacturers’ engineers to integrate the components into the aircraft design. All of the Company’s component instruments are integrated into the aircraft in order to help maintain the safe operation of the airplane.

At January 31, 2005, the Company’s backlog of firm orders was approximately $25,001,000, a decrease of approximately $2,413,000 when compared to backlog as of January 31, 2004.  The amount of backlog that is deliverable within twelve months was approximately $21,136,000 at January 31, 2005, a decrease of approximately $1,310,000 when compared to January 31, 2004.  A reduction in the overall backlog due to work that was completed on the Joint Strike Fighter development program was partially offset by increases in product orders during the 2005 fiscal year.  The foregoing backlog amounts represent firm orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation.

In January 2001, the Company moved its Clearwater Instruments repair operations to the Kansas facility. The Company believes this improves its ability to provide prompt and effective repair and upgrade service.

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

The Company is ISO 9001/AS9100 certified. The certifying organization for Clearwater Instruments was AQA International LLC, while Avionics was certified by British Standard Institute Management Systems, Inc.  ISO 9001/AS9100 standards are an international consensus on effective management practices for ensuring that a company can consistently deliver its products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001/AS9100 standards outline the minimum requirements a quality system must meet to achieve this certification.

As an ISO 9001/AS9100-certified manufacturer, the Company can represent to its customers that it maintains high quality industry standards in the education of employees and the design and manufacture of its products. In addition, the Company’s products undergo extensive quality control testing prior to being delivered to customers. As part of the Company’s quality assurance procedures, the Company maintains detailed records of test results and quality control processes.

Patents and Licenses

The Company has patents on certain commercial and military products such as air data probes. The Company also has certain registered trademarks. The patents and intellectual property portfolio, in the aggregate, is valuable to operations, however the Company does not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

The Company expended approximately $758,000, $167,000 and $745,000 in research and development costs for potential new products and enhancements during the fiscal years ended January 31, 2005, 2004 and 2003, respectively.  The increase in expenditures in 2005 is due to the establishment of an engineering and product development function in the Clearwater Instruments operations.  The reduction in expenditures in 2004 is a result of the redirection of resources toward specific customer contracts where such charges are classified as cost of sales.  Approximately 34 engineers working at the Company, on a full-time or part-time basis, are involved in these activities.

The Company continued its various development efforts during fiscal year 2005 for both military and commercial applications, the most notable of which is the F-35 Joint Strike Fighter program.  The Company plans to continue its design efforts in the satisfaction of its existing contractual obligations as well as its internal development of products for future customer applications.

Competition

The markets for the Company’s products are highly competitive and characterized by several industry niches in which a number of manufacturers specialize.  The Company, in its market niche, manufactures a broader variety of aircraft instruments than its competitors who, in most instances, compete with the Company on no more than a few types of aircraft instruments.  In addition to the mechanical instruments that were the traditional foundation of the Company’s business, the Company offers electronic instruments and components that are integrated into the flight management system of aircraft.  This product offering allows the Company to compete on many levels within the industry.

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

When appropriate, less critical component parts are purchased under short and long term supply agreements.  These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows the company to focus its attention on the more critical components parts to maintain control required to meet the exacting tolerances demanded in the industry.

Employees

As of the fiscal year ended January 31, 2005, the Company employed 286 employees in its business operations. This consisted of 148 Clearwater Instruments employees, 13 Kansas Instruments employees and 125 Avionics employees. The Company’s future success depends on the ability to attract, train and retain quality personnel. The Company’s employees are not represented by labor unions and management considers its relations with its employees to be good.

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

All of the Company’s properties are well maintained, fully occupied by the Company and suitable for the Company’s present level of production and usage. All locations operate one shift, five days a week.  The Earlysville, Virginia property was purchased from Teledyne Industries in April 1994.  The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. As of January 31, 2005, both the Clearwater, Florida property and the Earlysville, Virginia property were mortgaged with Wachovia Bank N.A.  (See Note 6, “Financial Statements”).

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

On October 18, 2004, the SEC filed a Complaint for Injunctive and Other Relief against John Mervyn Nabors, a former chief executive officer of the Company, and Eric J. McCracken, a former chief financial officer of the Company, alleging, among other charges, that Mr. Nabors and Mr. McCracken implemented various accounting schemes designed to artificially inflate the Company’s reported pre-tax earnings, and that they caused the Company to report inflated earnings by recording fictitious and premature revenue.  The SEC reported that Mr. Nabors has reached a settlement of this matter with the SEC and that concurrently with its Complaint, the SEC filed Mr. Nabors’ Consent to the proposed judgment (without his admitting or denying the allegations of the SEC’s Complaint), and the proposed Final Judgment, which permanently enjoins Mr. Nabors from violating antifraud and other provisions of the federal securities laws, bars Mr. Nabors from serving as an officer or director of a public company and orders him to pay disgorgement of $210,200 and civil money penalties of $50,000 to a fund for the benefit of investors, including those who held the Company’s shares during the time period alleged in the SEC Complaint.  The SEC’s case against Mr. McCracken is pending.

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

As described in Note 14 to the financial statements, on April 1, 2005, the Company and the other named defendants in the litigation filed a Notice of Settlement with the court, confirming that all parties had executed a Memorandum of Understanding (“MOU”) with the plaintiffs to settle the litigation.  The MOU provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued at January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  The settlement is subject to preliminary and final court approval, as well as other conditions that may cause the settlement not to be consummated.

Derivative Litigation

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida, by Matilda Franzitta, asserting that she is a shareholder acting on behalf of the Company, which is a nominal defendant, and naming as defendants certain present and past officers, directors and employees, some of whom also were named as defendants in the pending federal securities class action litigation, and the Company’s former registered independent certified public accounting firm and that firm’s partner in charge of the Company’s audit.

The Complaint alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former auditor during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audit during most of that time.

The Company is in the process of evaluating the various claims and is hopeful it still will be able to consummate the shareholder federal class action litigation settlement, in the manner announced by the Company in its press release on April 5, 2005, as filed on Form 8-K on that date.  However, at this time, the Company is unable to determine what effect, if any, the derivative suit will have on its ability to consummate such settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 2005.

Part II

Item 5. Market for Registrant’s Common Stock and Related Security Holder Matters.

The Company’s Common Stock is listed on the American Stock Exchange under the symbol “AIM”.  The range of high and low sales prices as reported by the Amex for each of the quarters of the fiscal years ended January 31, 2005 and January 31, 2004 is as follows:

Common stock market price

2005	High	Low
Fourth quarter	$ 6.60	$ 4.10
Third quarter	$ 5.95	$ 3.78
Second quarter	$ 7.35	$ 4.80
First quarter	$ 9.00	$ 6.85

2004
Fourth quarter	$ 12.30	$ 7.00
Third quarter	$ 10.80	$ 9.65
Second quarter	$ 10.48	$ 8.00
First quarter	$ 15.45	$ 9.40

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

As of March 15, 2005, the Company’s outstanding shares of Common Stock were owned by approximately 1,417 stockholders of record.

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

In 2004, the Company’s Board of Directors and stockholders approved the Aerosonic Corporation 2004 Stock Incentive Plan, pursuant to which the Company was authorized to issue awards for up to 200,000 shares of Common Stock to its employees (including officers), directors and consultants.  The awards may include incentive stock options, non-statutory stock options, restricted stock awards and unrestricted stock awards.  As of March 31, 2005, no awards had been granted under this plan.

The Company does not have any other equity compensation plans or arrangements.

Item 6. Selected Financial Data.

The following selected financial data as of January 31, 2005 and 2004 and for each of the three years in the period ended January 31, 2005 have been derived from the Company’s audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of January 31, 2002 and 2001 and for each of the years then ended have been derived from audited financial information not separately presented herein.

	Years Ended January 31,
	2005	2004	2003	2002	2001

Revenue ……………………………………	$ 30,721,000	$ 31,113,000	$ 25,672,000	$ 26,686,000	$ 23,528,000
Cost of sales ……………………………………	(22,654,000)	(22,494,000)	(16,783,000)	(17,441,000)	(15,381,000)
Gross Margin ……………………………………	8,067,000	8,619,000	8,889,000	9,245,000	8,147,000

Selling, general and
administrative expenses ……………	(7,996,000)	(8,421,000)	(7,776,000)	(8,082,000)	(8,130,000)
Operating income ……………………	71,000	198,000	1,113,000	1,163,000	17,000
Other income (expense) ……………………	376,000	(121,000)	(129,000)	(431,000)	(349,000)
Income (loss) before income taxes ……	447,000	77,000	984,000	732,000	(332,000)
Income tax benefit (expense) ……	1,094,000	465,000	22,000	(21,000)	(10,000)
Net income (loss) ……………………	$ 1,541,000	$ 542,000	$ 1,006,000	$ 711,000	$ (342,000)
Basic and diluted earnings per share	$ 0.39	$ 0.14	$ 0.26	$ 0.18	$ (0.09)

Total assets ……………………………	$ 18,463,000	$ 18,391,000	$ 16,653,000	$ 15,484,000	$ 14,950,000

Long term debt(1) ……………………………	$ 3,037,000	$ 2,416,000	$ 3,411,000	$ 4,374,000	$ 5,404,000

(1)

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

Overview.  The following discussion and analysis should be read in conjunction with our Financial Statements and Notes included elsewhere in this report. This discussion and analysis contains trend analysis and may contain forward-looking statements. These statements are based on the Company’s current expectations and actual results may materially differ from such expectations. Among the factors that could cause actual results to vary are those described in this “Overview” section and in “Cautionary Statement and Additional Trends and Uncertainties.”

Results of Operations. This section provides an analysis of results of operations for the three fiscal years presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt and commitments, both firm and contingent, that existed as of January 31, 2005, and trends, demands, commitments, events and uncertainties with respect to the Company’s ability to finance its continuing operations.

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

Overview

The trend in the aviation industry is toward digital cockpits as the industry moves away from mechanical cockpit instrumentation that was the foundation of the Company.  The Company has made considerable progress in developing electronic instrumentation that is integrated into cockpit flight management systems to replace mechanical instrumentation that the Company had previously offered to its customers.  The Company is currently developing digital-display instrumentation to further replace mechanical instrumentation in its product line to broaden its offering to customers who may want to upgrade their cockpits.  The Company has increased its research and development expenditures to facilitate this upgrade in its product line as it anticipates further movement toward digital cockpits in the aviation industry, positioning itself in a market niche where it has the ability to offer both digital and mechanical instrumentation.  While the Company believes that this strategy strengthens its position in the industry, it cannot guarantee that this strategy will be successful.

An additional trend in the aviation industry is toward system integration by the OEMs.  While the Company currently maintains direct relationships with OEMs, it anticipates that OEM suppliers will need to align themselves with integrators in order to preserve its position on future aircraft platforms.

The Company also has significant business tied to military.  As a consequence, the Company’s business can fluctuate depending on government spending on military programs for which the Company supplies its products.  While the Company has been successful in obtaining contracts to supply military needs in recent years, changes in government spending could have a favorable or unfavorable impact on the Company’s future military business.

Likewise, changes in growth in the commercial sector of the aviation industry can have a favorable or unfavorable impact on the Company’s future business.  While the Company has invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase the Company’s revenue in the industry.  Such changes in requirements could have a favorable or unfavorable impact on the Company’s future commercial business.

As the Company endeavors to increase its international presence, its exposure to international economic changes as well as foreign currency risk may increase.  While the Company may manage this exposure with appropriate resources, it cannot guarantee that such risks will be fully mitigated.

Results of Operations

Revenues

Revenues decreased $392,000, or 1%, to $30,721,000 for fiscal year 2005, from $31,113,000 for fiscal year 2004.  This decrease was largely driven by a decrease in revenue of approximately $3,499,000 for the Joint Strike Fighter (“JSF”) program that resulted from slower progress on completing and testing the probe design.  Precision Components revenue decreased approximately $974,000 as the phase-out of that business was completed.  These decreases in revenue were partially offset by increases in volume for core instrument revenues of approximately $3,670,000 and price changes of approximately $411,000 as the Company achieved further market penetration for recently-introduced products and negotiated more favorable terms.

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

Cost of Sales

Cost of sales increased $160,000 or 0.7%, to $22,654,000, or 73% of revenues, for fiscal year 2005 from $22,494,000, or 72% of revenues, for fiscal year 2004.  This increase in cost was primarily due to lower margins on the JSF development program, as the rate of growth in JSF program costs incurred exceeded the rate of growth in revenues recognized. In addition, further discussions and negotiations with the JSF program’s customer in January 2005 resulted in the definition of additional design work and testing to continue with progress on the probe design.

The additional design work and testing has resulted in a revision to the Company’s estimate at completion for the JSF project, and the Company now estimates that the JSF project will result in an overall loss of approximately $201,000 at completion.  The Company has recognized this loss in the fourth quarter of fiscal year 2005.

Cost of sales increased $5,711,000 or 34%, to $22,494,000, or 72% of revenues, for fiscal year 2004 from $16,783,000, or 65% of revenues, for fiscal year 2003.  This increase in cost was primarily due to lower margins on the JSF development program, as approximately $260,000 of costs were incurred for what the Company believes were changes on scope and for which no additional revenue has yet been recognized.  In addition, the rate of growth in JSF program costs exceeded the rate of growth in JSF revenues because additional testing was required during certain aspects of the development cycle.  Also, a shift in product mix where instrumentation revenues increased and represented a larger percentage of volume than in fiscal year 2003 (while revenues for repairs and spare parts remained relatively the same) put downward pressure on gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense decreased $425,000, or 5%, to $7,996,000, or 26% of revenue, for fiscal year 2005 from $8,421,000, or 27% of revenue for fiscal year 2004.  The decrease was attributable to substantial reductions in one-time charges for professional fees that were partially offset by the Company’s investment at Clearwater Instruments of approximately $1,050,000 in product development for the Cessna Mustang program and the expansion of its engineering capability, increases in corporate governance-related expenses of approximately $124,000 as well as increases in travel of approximately $72,000 for international business development.

SG&A expense increased $645,000, or 8%, to $8,421,000, or 27% of revenue, for fiscal year 2004 from $7,776,000, or 30% of revenues for fiscal year 2003. The increase in SG&A expense was attributable to one-time charges for auditing and legal fees related to the Company’s restatement of results of approximately $1,679,000, a retirement contract of approximately $134,000 and a consulting arrangement with the Company’s former Chairman and Chief Executive Officer of approximately $134,000.  These one-time charges were partially offset by reductions in engineering costs of approximately $652,000 that are largely due to the redeployment of engineering staff to the F-35 program where the engineering costs are absorbed in cost of sales, a reduction in compensation and benefits in general and administrative expense of approximately $275,000 and a reduction in consulting fees of approximately $100,000.

Interest Expense

Net interest expense decreased $26,000, or 15%, to $143,000 in fiscal year 2005 from net interest expense of $169,000 in fiscal year 2004. The net interest expense decrease was due to lower average outstanding debt during the year.

Net interest expense decreased $38,000, or 18% to $169,000 in fiscal year 2004 from net interest expense of $207,000 in fiscal year 2003. The net interest expense decrease was primarily due to lower average outstanding debt during the year and lower interest rates.

Other Income (Expense)

Other income (expense) increased $471,000 to $519,000 in fiscal year 2005 from other income (expense) of $48,000 in fiscal year 2004.  The increase was primarily due to the receipt of an insurance settlement of approximately $997,000 in May 2004 related to the June 2003 fire in the machine shop at the Company’s Clearwater Instruments location as well as the receipt of net proceeds of approximately $267,000 related to the sale of the Company’s Engine Vibration Monitoring System (“EVMS”) product line inventory in February 2004.  The sales price of the EVMS product line was approximately $626,000, and the costs related to this sale included inventory that was sold of approximately $257,000, inventory that was made obsolete by the sale of approximately $74,000 and legal fees of approximately $28,000.  The increases in other income, net were partially offset by the recognition of a liability of approximately $800,000 related to the anticipated settlement of the Company’s class action litigation.

A summary of the EVMS sale is as follows:

Fiscal year ended January 31, 2005
Sale proceeds	$626,000
Inventory sold	(257,000)
Obsolete inventory (due to the sale)	(74,000)
Legal fees	(28,000)
Miscellaneous income	$267,000

Other income (expense) decreased $30,000 to $48,000 in fiscal year 2004 from other income (expense) $78,000 in fiscal year 2003.  The decrease was primarily related to the one-time litigation settlement in fiscal year 2003 and was partially offset by foreign exchange gains on British Pound transactions.

Income Tax Expense

Income tax expense was a benefit of $1,094,000 for fiscal year 2005 as compared to a benefit of $465,000 for fiscal year 2004.  The income tax obligations that arise from pretax income for fiscal year 2005 are offset by the change in the deferred tax allowance recognized in fiscal year 2005 as well as the benefit of net operating loss carryforwards.  Although the Company has recorded substantial deferred tax assets, the Company anticipates that future earnings during the three fiscal years succeeding the 2005 fiscal year will be sufficient to utilize the deferred tax benefits.  Consequently, the Company has reduced its deferred tax valuation allowance from approximately $974,000 as of January 31, 2004 to $0 as of January 31, 2005.

The effective tax rate increased to (244.7%) in fiscal year 2005 from (603.9%) in fiscal year 2004. The increase in the effective tax rate is primarily due to a substantial increase in income before taxes and a reduction in the deferred tax valuation allowance in fiscal year 2005 when compared to the impact of the change in the deferred tax valuation allowance recognized in fiscal year 2004.

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

Income

Net income increased $999,000 or 184% to $1,541,000, or 5.0% of revenue, for fiscal year 2005 from $542,000, or 1.7% of revenue, for fiscal year 2004. Earnings per share increased $0.25 to $0.39 for fiscal year 2005 from $0.14 in fiscal year 2004.

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

Liquidity and Capital Resources

Cash provided by operating activities was $477,000 for fiscal year 2005 as compared to cash provided by operating activities of $2,214,000 for fiscal year 2004.  The reduction was primarily attributable to a substantial year-over-year decrease in accounts payable as the Company was able to bring its accounts to current status following a year of substantial one-time expenses.  This decrease was partially offset by improvements in cash flows from net income (net of deferred income tax effects) of approximately $402,000, accounts receivable of approximately $556,000 and income taxes receivable and payable of approximately $391,000.

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

Cash used in investing activities was $534,000 for fiscal year 2005 as compared to $403,000 for fiscal year 2004. The increase was primarily attributable to a machine tool purchase for production at Avionics of approximately $242,000 that was offset by the proceeds from the sale of property of approximately $95,000.

Cash used in investing activities was approximately $403,000 for fiscal year 2004 as compared to $681,000 for fiscal year 2003.  The decrease was primarily attributable to the deferral of capital investment activity.

Cash used in financing activities was approximately $379,000 for fiscal year 2005 as compared to cash used of $795,000 in fiscal year 2004. This reduction in cash usage was primarily due to repayments of a portion of the Company’s long-term debt as well as the full repayment of the Company’s revolving credit facility.  Although unused as of January 31, 2005, the revolving credit facility remains fully available for the Company’s short-term financing needs.

Cash used in financing activities was approximately $795,000 for fiscal year 2004 as compared to cash used of $857,000 in fiscal year 2003. This decrease in cash usage was primarily due to lower debt repayment obligations as well as the absence of treasury stock purchases.

To accommodate fluctuation in cash flow, the Company has a $2.5 million revolving credit facility with Wachovia Bank, N.A. (“Wachovia”) as described in the following paragraph, which is set to expire in June 2005.  As of January 31, 2005, the Company was not utilizing this facility.

Note 6 to the Financial Statements provides details of the Company’s refinancing of its principal debt with Wachovia on February 25, 2004 (the “Wachovia Refinancing”).  The new debt facilities provided by the Wachovia Refinancing consist of a $3,000,000 term loan, a $2,500,000 revolving credit facility and a $211,000 term loan.  The proceeds from the Wachovia Refinancing were used to repay all of the Company’s debt obligations to First Commercial Bank and SunTrust Bank N.A.  The redemption of the Company’s debt to First Commercial Bank and SunTrust Bank, N.A. was at stated value, and therefore resulted in no gain or loss.

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

The Wachovia loan agreement subjects the Company to a number of additional covenants that, among other things, require the Company to obtain consent from the lender prior to making a material change of management, prior to making a guarantee of or otherwise becoming responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

The Company is also required to provide the Wachovia with its interim (quarterly) financial statements within 45 days of the close of each fiscal quarter and its annual financial statements within 90 days of the close of each fiscal year.

As of January 31, 2005, the Company was in compliance with all of its debt covenants.

The Company had been in breach of certain covenants and other provisions of the documents related to its debt obligations to both SunTrust Bank N.A. and First Commercial Bank.  The Company had previously obtained written waivers for breaches of covenant violations that had occurred during fiscal year 2004.  As of January 31, 2004, the Company was still in violation of certain financial covenants and had obtained an extension of its debt obligations to First Commercial Bank to April 30, 2004, however the debt obligations to both SunTrust Bank N.A. and First Commercial Bank were subsequently repaid out of the Wachovia Refinancing proceeds, in February 2004.

The Company’s ability to maintain sufficient liquidity and compliance with covenants in fiscal year 2006 and beyond is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results and compliance with covenants could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2006 and beyond, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and, if necessary, selling assets.

In addition, future capital requirements depend on numerous factors, including research and development, expansion of products lines, and other factors. Management believes that cash and cash equivalents, together with the Company’s cash flow from operations and current borrowing arrangements, will provide for these necessary capital expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

As shown in the table below, as of January 31, 2005, there are liquidation payments that were due with respect to long-term debt and other contractual obligations in fiscal year 2006 and beyond:

	Payments Due by Period
Contractual Obligations		Less than	1 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Purchase Commitments	$ 6,777,000	$ 6,408,000	$ 339,000	$ 30,000	$ -
Long-Term Debt (1)	3,037,000	243,000	460,000	460,000	1,874,000
Operating Leases	818,000	398,000	420,000	-	-
Total Contractual Cash Obligations	$ 10,632,000	$ 7,049,000	$ 1,219,000	$ 490,000	$ 1,874,000

(1)

The long term debt carries an interest obligation equal to the one-month LIBOR interest rate plus 300 basis points.  As of January 31, 2005, the annualized amount of interest for the January 31, 2005 long-term debt balance of approximately $3,037,000 would be approximately $170,000.

The Company’s ability to maintain sufficient liquidity in fiscal year 2006 and beyond is highly dependent upon achieving expected operating results and renewing its credit line.  The Company’s new credit facilities with Wachovia, as discussed above, include a $2.5 million credit line that is set to expire on June 1, 2005.  Failure to renew that line of credit or failure to achieve expected operating results could have a material adverse effect on our liquidity and our operations in fiscal year 2006, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending and, if necessary, selling assets.

Acquisitions

Currently, the Company has no arrangements or understandings with respect to any acquisitions. Nevertheless, the Company continues to monitor acquisition opportunities. The Company’s ability to consummate any acquisitions, including a merger with another entity, is substantially limited by covenants in the Company’s long term debt documents.

Environmental Matters

In accordance with a consent agreement with the Department of Environmental Protection signed by the Company in 1993, the Company’s environmental consultant developed an interim remedial action plan (the “Remedial Plan”) to contain and remediate certain soil and groundwater contamination that had been discovered at the Company’s Clearwater, Florida location. The contamination was discovered after a series of site investigations that revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents and metalworking fluids as well as activities from neighboring property over a period of 20 years or more.  Although the exact cause of the contamination has never been ascertained, the Company nonetheless accepted responsibility for remediating the pollutants that were discovered on its property.

During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under the Remedial Plan.  As of January 31, 2000, the Company had utilized all amounts originally recorded in “other accrued expenses,” and the remediation phase of the Remedial Plan had been completed.

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001.  As of January 31, 2003, all existing reserve balances had been utilized.  Based upon an assessment by the Company’s environmental consultants, the Company’s management has calculated the Company’s expected future expense for post-remediation monitoring expense and has established a reserve of $98,000 for such expense, including a fiscal year 2005 addition of $60,000 to the prior reserve of $38,000.

The Company is now in a monitoring-only stage of the remediation (where periodic measurements are taken by environmental consultants to determine the effectiveness of the remediation).  The existing reserve contemplates the remaining expected expenses, based upon advice from the Company’s environmental consultants, as of January 31, 2005.

The following table is a recap of the financial impact of the Company’s environmental activities:

	Year ended January 31,
	2005	2004	2003
Beginning reserve balance	$ 38,000	$ 38,000	$ 10,000
Costs incurred	(25,000)	(19,000)	(54,000)
Replenish reserve for costs incurred	25,000	19,000	54,000
Increase in estimate	60,000	-	28,000
Ending reserve balance	$ 98,000	$ 38,000	$ 38,000

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements and this Annual Report on Form 10-K requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “Results of Operations” and “Liquidity and Capital Resources” and below under “Cautionary Statement and Additional Trends and Uncertainties.”  Further, such differences could be material.

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

Revenue Recognition

The Company manufactures most of its products on a build-to-order basis and ships products upon completion. The Company has a policy of strict adherence to the provisions of SEC Staff Accounting Bulletin 104 (“SAB 104”) in order to accurately state its revenues in each accounting period.  For certain situations, some judgment is required, but most sales have clear revenue recognition criteria.

Revenue sources for product sales are largely from sales to commercial and government customers. The majority of customer sales terms are F.O.B. origin, although some customer terms are F.O.B. destination.  For those customers where terms are “origin”, revenue is generally recognized upon shipment, unless additional prevailing factors would not be in accordance with the revenue recognition requirements of SAB 104.  For those customers whose terms are “destination”, revenue is generally not recognized until goods arrive at the customers’ premises and all other revenue recognition criteria are met.

The Company experiences a certain degree of sales returns that varies over time. Generally such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with Statement of Financial Accounting Standards No. 48 (“SFAS 48”) — Revenue Recognition When Right of Return Exists, the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company.  Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations. The Company has established a sales return reserve that approximates an expected level of sales returns over a 90-day period and, as of January 31, 2005, that reserve is $38,000.

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage of completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage of completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated. Other operating costs are charged to expense as incurred. During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the JSF program. Costs and estimated earnings on this contract as of the years ended January 31, 2005 and 2004 are as follows:

	2005	2004
Costs incurred to date ………………………………………………………………	$ 11,493,000	$ 7,553,000
Estimated earnings (loss) ………………………………………………………	(201,000)	1,333,000
	11,292,000	8,886,000
Less billings to date ………………………………………………………	(9,350,000)	(7,488,000)
Costs and estimated profits in excess of billings ………………………	$ 1,942,000	$ 1,398,000

In January 2005, after further discussions with the Company’s customer for the JSF program that culminated in requirements for design changes in the multifunction probe that the Company is designing for the JSF, the Company has revised its estimate at completion for the JSF program.  The estimated costs of the project increased by approximately $1,186,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $201,000.  The Company has recognized this loss in its financial statements for the fiscal year ended January 31, 2005.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,336,000.  As of January 31, 2005, based on project progress, the Company has recognized revenues of approximately $11,292,000 for the JSF project.  The JSF program represents a significant investment in the Company’s future product development capabilities.  While Company management is expending considerable effort to control costs and complete the development process on schedule, the key benefit to the program is the substantial revenue that the Company will earn if it is awarded the production contract for the JSF that is expected to follow the conclusion of the development program.

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

Work In Process Inventories

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Clearwater, Florida, Earlysville, Virginia and Wichita, Kansas operations throughout the year.  Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal years ended January 31, 2005 and 2004.

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

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2005 and 2004, management does not believe that any assets are impaired.

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

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience. The Company’s warranty experience is as follows:

	For the year ended January 31,
	2005	2004	2003
Beginning reserve balance ……………………………………	$ 150,000	$ 50,000	$ 20,000
Costs incurred ……………………………………………………	(108,000)	(160,000)	(51,000)
Replenish reserve for costs incurred ……………………	108,000	160,000	51,000
Increase in estimate ……………………………………………	-	100,000	30,000
Ending reserve balance ……………………………………	$ 150,000	$ 150,000	$ 50,000

The following table summarizes significant areas which require management estimates:

	For the year ended January 31,
	2005	2004	2003
Allowance for Doubtful Accounts ……………………………………………	$ 14,000	$ 152,000	$ 372,000
Reserve for Obsolete and Slow Moving Inventory	401,000	1,426,000	3,553,000
Warranty Reserve ……………………………………………………………………	150,000	150,000	50,000
Environmental Reserve ……………………………………………………………	98,000	38,000	38,000
Reserve for Sales Returns ……………………………………………………	38,000	75,000	75,000
Depreciation ……………………………………………………………………………	654,000	683,000	638,000
Amortization ……………………………………………………………………………	58,000	142,000	265,000
Deferred Tax Valuation Allowance ……………………………………	-	974,000	1,504,000
	$ 1,413,000	$ 3,640,000	$ 6,495,000

In addition to the items noted in the above table, management uses estimates in calculating the percentage of completion of the JSF program.  These estimates have a significant impact on “Costs and estimated profits in excess of billings” included in the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("FAS 151"), amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS No. 151 requires that such items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of FAS 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 ("FAS 153").  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  However, the guidance in APB 29 included certain exceptions to that principle. FAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of FAS 153 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), a revision of SFAS No. 123 (“FAS 123”).  The statement is effective for the first interim or annual reporting period that begins after June 15, 2005.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method or accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees.  For companies reporting under the intrinsic value method, FAS 123 required a proforma footnote disclosure of the impact of the fair value based method for financial reporting purposes.  The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25.  As of January 31, 2005, the Company does not have any share-based payment arrangements.  Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company’s future consolidated financial statements.

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

Risks associated with dependence on the aviation industry

The Company’s principal business is in the aviation industry.  This industry is primarily affected by the general state of the economy in the commercial sector and defense budgets of the U.S. and foreign governments in the military sector.  The Company’s focus in the commercial sector is in the business jet market.  In the military sector, the levels of defense spending as well as the status of international conflicts are expected to have a direct impact on the Company’s business.  While the Company expects increases in homeland security spending to benefit fixed-wing and helicopter aircraft, the Company cannot guarantee that such increased levels of spending will actually occur nor that such increases will be to the benefit of the Company.  Although we have worked to offset the potentially negative impact of such factors, the outbreak or escalation of terrorist attacks or international hostilities could cause deterioration in the commercial and business aircraft market.

Risks associated with dependence on U.S. Government contracts

Our dependence on revenue from U.S. Government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that U.S. Government funding for these contracts may be delayed or diverted to other uses.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 44% of our total revenue for fiscal year 2005 and 52% of our total revenue for fiscal year 2004.

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

As noted above and in Note 6 to the Consolidated Financial Statements, the Company successfully refinanced its long term debt instruments in February 2004.  The new facilities contain fewer restrictive financial covenants than the preceding debt instruments, but do contain covenants that restrict our ability to declare and pay dividends and require the Company to obtain consent or a waiver prior to taking certain other corporate actions, including the disposition of assets, mergers and changes in corporate management.  Among other things, these covenants may prevent the Company from consummating potential dispositions or acquisitions, and may deter or prevent an acquisition or merger of the Company.

We are subject to the risks associated with international sales.

During fiscal year 2005, international sales accounted for approximately 15% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

Risks associated with significant stock price fluctuations

The market price of our Common Stock ranged from a high of $9.00 per share to a low of $3.78 per share during the 52 week period ended February 28, 2005. The accounting misstatements, resulting restatements, the contributing factors that led to the restatements and the SEC investigation discussed herein, in the attached financial statements, and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 might continue to have an adverse effect on the price of our Common Stock.

The average daily trading volume in our Common Stock on the American Stock Exchange (“Amex”) for the six month period ended February 28, 2005 was approximately 6,916 shares per day and the daily trading volume in our Common Stock during the same period ranged from a low of zero shares traded to a high of 49,900 shares traded.

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

• Our ability to successfully renew our line of credit that is set to expire in June 2005; and

• The outcome of the pending securities class action litigation and the proposed settlement of that litigation.

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

Risks associated with the SEC investigation, current shareholder litigation and derivative suit

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

The Company is a defendant in securities class action lawsuits brought by several plaintiffs, as discussed above under Item 3. Legal Proceedings – “Securities Class Action Litigation”.  As described in Note 14 to the financial statements, on April 1, 2005, the Company and the other named defendants in the litigation filed a Notice of Settlement with the court, confirming that all parties had executed a Memorandum of Understanding (“MOU”) with the plaintiffs to settle the litigation.  The MOU provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued at January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  The settlement is subject to preliminary and final court approval, as well as other conditions that may cause the settlement not to be consummated.

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida, by Matilda Franzitta, asserting that she is a shareholder acting on behalf of the Company, which is a nominal defendant, and naming as defendants certain present and past officers, directors and employees, some of whom also were named as defendants in the pending federal securities class action litigation, and the Company’s former registered independent certified public accounting firm and that firm’s partner in charge of the Company’s audit.  The Complaint alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former auditor during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audit during most of that time.  The Company is in the process of evaluating the various claims and is hopeful it still will be able to consummate the shareholder federal class action litigation settlement, in the manner announced by the Company in its press release on April 5, 2005, as filed on Form 8-K on that date.  However, at this time, the Company is unable to determine what effect, if any, the derivative suit will have on its ability to consummate such settlement.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points.  Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities.  As an example, the prevailing rate for one-month LIBOR at January 31, 2005 was 2.59%.  Therefore, the Company’s borrowing cost under its existing debt facilities as of January 31, 2005 was 5.59%.  For each $1.0 million of borrowing at the January 31, 2005 one-month LIBOR interest rate, the Company’s annual interest cost would be $55,900.  Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements.  Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

The Company also has a market risk exposure to fluctuations in foreign exchange rates.  The Company has a limited number of purchase and sale transactions that are denominated in British Pounds.  The Company’s strategy in managing this risk exposure is to match the timing of British Pound-denominated cash inflows and outflows.  British Pound-denominated cash inflows generally exceed outflows, and the excess balance, if nominal, is maintained in a British Pound-denominated bank account.  Substantial amounts of foreign currency are otherwise immediately converted to U.S. Dollars when received.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page F-1 and are included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 17, 2003 the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) retained the services of Tedder, James, Worden and Associates (“TJWA”) to serve as the Company’s independent registered certified public accounting firm, replacing PricewaterhouseCoopers LLP (“PwC”), who was dismissed on that date.

During the fiscal years ended January 31, 2002 and 2003 and through December 17, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused them to make reference to the subject matter thereof in connection with their report, except that during PwC’s review of the Company’s condensed consolidated financial statements for the fiscal quarter ended October 31, 2003, the Company’s management and PwC had a disagreement regarding one aspect of inventory accounting, where additional manufacturing costs of approximately $155,000 were incurred in the production of certain products.  The Company identified and quantified the nature of the additional costs, and discussed them with PwC during the review process.  The Company’s position was to treat the costs as inventoriable costs that represented the actual cost of production in the normal course of business, while PwC’s position was that the costs incurred were abnormal and should be treated as a period cost.  After management and PwC conferred with the Audit Committee, the disagreement was resolved to the satisfaction of PwC, and the costs were treated as a period cost.  This disagreement pertains only to the financial results for the fiscal quarter ended October 31, 2003, and did not require the restatement of any results.  The Company has authorized PwC to respond fully to the inquiries of TJWA, if any, concerning the foregoing subject.

Item 9A.  Controls and Procedures.

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(f)), were effective in timely making known to them material information relating to the Company (including its subsidiary Avionics) required to be disclosed in the Company’s reports under the Exchange Act.

As required by SEC Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based upon that evaluation, there has been no such change during the fourth fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers.

David A. Baldini, age 55, has been a director since 1995. Mr. Baldini was with Teledyne Industries Inc. from 1974 through 1993. He was President of Teledyne Avionics from 1990 and has retained that position since Teledyne Avionics was acquired in 1993 and became a wholly owned subsidiary of the Company, named Avionics Specialties, Inc. Mr. Baldini was elected President of the Company in November 2002 and subsequently was designated as the Chief Executive Officer. He has a B.S. Degree in Economics from Hampden-Sydney College.

Robert J. McGill, age 43, became a director in August 2003. Mr. McGill is President of L-3 Communications-Display Systems, a division of L-3 Communications Corporation. Since 1983, Mr. McGill has worked in the aerospace and defense industry holding positions of increasing responsibility with Miltope Corporation, GEC Marconi, Loral Corporation and Lockheed Martin Corporation. Mr. McGill holds a BS degree from Dowling College and an MBA from Georgia State University.

William C. Parker, age 72, was a director from April 1995 until his death in April 2005.  Mr. Parker was employed by Aerosonic for over 34 years. He rose to increasing levels of responsibility throughout his career at the Company, and held titles that included Vice President of Production, Vice President of Purchasing, and Vice President of Marketing, before becoming President in 1995. He served as President until his retirement in August 1997.

P. Mark Perkins, age 48, has been a director since 1997. Mr. Perkins has over 18 years of experience in various segments of the aviation industry. In July 1997, he was elected as a director of the Company while serving as Vice President of Marketing at Gulf Aerospace, Inc. In 1998, Mr. Perkins became Executive Vice President of Sales and Marketing for the Company, and he continues to serve in that capacity.

David M. Vosen, age 57 became a director in March 2003. Mr. Vosen is President and Chief Executive Officer of Liberty Bank in Clearwater, FL.  Mr. Vosen has held positions of increasing responsibility since 1969 with Marshall & Ilsley, Wachovia Bank, Bank of America, SunTrust Banks and SouthTrust Bank, where he retired as President in June 2004. He is a graduate of the University of Wisconsin, where he studied finance and economics.

Thomas E. Whytas, age 39, became a director in June 2004.  Mr. Whytas, a U.S. veteran, has 22 years of experience in the aerospace industry. He is currently the Chief Financial Officer at Medical Education Technologies Inc. (METI), the industry leader in medical simulation technology.  Prior to METI, he served 15 years at CAE USA Inc. in positions of increasing responsibility up through the position of Chief Financial Officer and Finance Director of CAE’s U.S. operations. A Certified Public Accountant, Mr. Whytas also holds a Master’s Degree in Accounting from the University of South Florida.

Gary E. Colbert, age 47, became the Chief Financial Officer in January 2003, and subsequently was named Executive Vice President, Secretary and Treasurer of the Company. Mr. Colbert has an MBA in Finance and Marketing from Washington University, is a Certified Management Accountant and is a Certified Financial Manager. He has extensive domestic and international accounting, financial and operational experience, especially in manufacturing industries.

Carmelo Russo, age 58, is Executive Vice President of Production. Mr. Russo has over 15 years of experience in the aviation industry. He was elected as an officer of the Company in October 1997 and was elected to the Board of Directors in February 1999. Mr. Russo resigned his position as a member of the Board of Directors on June 1, 2001.

Audit Committee

The Company has a standing Audit Committee that includes the following three members of the Board of Directors: Robert J. McGill, David M. Vosen and Thomas E. Whytas.  All three members of the Audit Committee are “independent” as defined by Section 121(A) of the American Stock Exchange (“Amex”) listing standards.  The Board of Directors has determined that Audit Committee members David M. Vosen and Thomas E. Whytas, Jr. are both financial experts and independent directors, as defined by Regulation S-K and the Amex listing standards.

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

Item 11. Executive Compensation.

Name and Principal Position (a)	Year Ended January 31 (b)	Salary (c)	Bonus (d)	Other Annual Compensation (e)		All Other Compensation (i)		Total
David A. Baldini	2005	$192,265	$59,300	-		$ 6,465	(2)	$ 258,030
Chairman as of June 2004, President as of November 2002	2004	$179,458	-	$ 4,385	(1)	$ 15,373	(2) (9)	$ 199,216
and Executive Vice President until that time	2003	$168,683	-	$ 15,900	(1)	$ 16,442	(2) (9)	$ 201,025

Gary E. Colbert	2005	$152,234	$23,625	$ 6,586	(3)	$ 2,394	(4)	$ 184,839
Executive Vice President and Chief Financial Officer, Treasurer	2004	$135,193	-	$ 7,652	(3)	$ 149	(4)	$ 142,994
and Secretary since January 2003	2003	$ 3,846	-	-		-	-	$ 3,846

P. Mark Perkins	2005	$155,907	$32,000	$ 968	(5)	$ 4,597	(6)	$ 193,472
Executive Vice President	2004	$142,893	-	$ 7,796	(5)	$ 12,455	(6) (9)	$ 163,144
Sales and Marketing	2003	$133,770	-	$ 17,173	(5)	$ 12,679	(6) (9)	$ 163,622

Carmelo Russo	2005	$170,461	$17,220	$ 1,451		$ 2,287	(8)	$ 191,419
Executive Vice President	2004	$163,424	-	$ 5,458	(7)	$ 19,001	(8) (9)	$ 187,883
Operations	2003	$133,885	-	$ 9,250	(7)	$ 19,324	(8) (9)	$ 162,459

 (1)

These amounts include the payment by the Company of automobile expense reimbursements to Mr. Baldini of $4,385 and $14,250 in fiscal years 2004 and 2003, respectively.

 (2)

These amounts represent the payment of $5,734, $4,669 and $4,436 in matching contributions to Mr. Baldini’s 401(k) plan in fiscal years 2005, 2004 and 2003, respectively, the payment of $731, $347 and $317 in term life insurance premiums on behalf of Mr. Baldini in fiscal years 2005, 2004 and 2003, respectively and, in 2004 and 2003, the payment of the annual whole life insurance premiums described in footnote (9) below.

 (3)

In fiscal years 2005 and 2004, Mr. Colbert received automobile expense reimbursements of $3,267 and $7,652, respectively.  In fiscal year 2005, Mr. Colbert received professional development expense reimbursements of $3,320.

 (4)

In fiscal year 2005, the Company paid $2,208 in matching contributions to Mr. Colbert’s 401(k) plan.  In fiscal years 2005 and 2004, the Company paid term life insurance premiums of $186 and $149, respectively, on behalf of Mr. Colbert.

 (5)

In fiscal years 2005, 2004 and 2003, Mr. Perkins received automobile expense reimbursement of $968, $7,796 and $17,173, respectively.

 (6)

These amounts represent the payment of $4,399, $3,813 and $3,300 in matching contributions to Mr. Perkins’ 401(k) plan in fiscal years 2005, 2004 and 2003, respectively, the payment of $189, $181 and $108 in term life insurance premiums on behalf of Mr. Perkins in fiscal years 2005, 2004 and 2003, respectively and, in 2004 and 2003, the payment of the annual whole life insurance premiums described in footnote (9) below.

 (7)

In fiscal years 2005, 2004 and 2003, Mr. Russo received automobile expense reimbursement of $1,451, $5,258 and $9,250, respectively.

 (8)

These amounts represent the payment of $1,656, $3,405 and $3,300 in matching contributions to Mr. Russo’s 401(k) plan in fiscal years 2005, 2004 and 2003, respectively, the payment of $631, $619 and $310 in term life insurance premiums on behalf of Mr. Russo in fiscal years 2005, 2004 and 2003, respectively and, in 2004 and 2003, the payment of the annual whole life insurance premiums described in footnote (9) below.

 (9)

These amounts represent the payment by the Company of premiums of $9,083, $6,559 and $11,090 on behalf of David A. Baldini, P. Mark Perkins and Carmelo Russo, respectively, under life insurance arrangements between the Company and such executives in fiscal year 2004, the payment by the Company of  annual premiums of $11,689, $8,439 and $14,272 on behalf of David A. Baldini, P. Mark Perkins and Carmelo Russo, respectively, under life insurance arrangements between the Company and such executives in fiscal year 2003.

Pursuant to the terms of the above referenced life insurance arrangements, which were entered into in approximately October and November 1998, (a) the Company paid the annual premiums under variable whole life insurance policies for the benefit of Messrs. Baldini, Perkins and Russo and their designated beneficiaries in fiscal years 2004 and 2003 and earlier fiscal years, (b) the Company was entitled to a refund of its premium payments out of the proceeds, if any, of any payout under such variable whole life insurance policies, and (c) Messrs. Baldini, Perkins, Russo or their respective designated beneficiaries, as the case may be, were entitled to the balance, if any, of any such payout after the refund of the Company’s premium payments. Additionally, pursuant to the arrangements, Messrs. Baldini, Perkins and Russo had the right to make interest free draws from the cash value accumulated under their respective policies, and they were not obligated to repay any such draw and their interests in their respective policies were offset by any such draws only to the extent that the balance of any payout under the policy, after the refund of the Company’s premiums, would be reduced by the amount of the draw (including if the result of such arrangement was the inability of the Company to realize a return of all or a portion of its premium payments). Mr. Baldini did not make any such draw during the term of his arrangement. Mr. Perkins drew $18,815.36 from his variable whole life policy in fiscal 2002, and the benefit derived by him in fiscal years 2004 and 2003 from the interest free term of such draw was $555 and $832, respectively. Mr. Russo drew $32,330.04 from his variable whole life policy in fiscal 2002, and the benefit derived by him in fiscal years 2004 and 2003 from the interest free term of such draw was $961 and $1,442, respectively.  The Company and Messrs. Baldini, Perkins and Russo terminated their arrangements during fiscal year 2004. In connection with such terminations and in accordance with the arrangements, the Company received a refund of its premiums of $36,377.59 on Mr. Baldini’s policy, $10,640.26 on Mr. Perkins’ policy, and $19,181.06 on Mr. Russo’s policy, and Mr. Perkins and Mr. Russo were not required to repay any of their portion of their respective draws.

Compensation of Directors

Non-officer members of the Company’s Board of Directors are paid $3,000 for each Board meeting, and members of committees of the Board are paid an additional $1,500 for each committee meeting.

During fiscal year 2005, the Company was a party to a Supplemental Pension Plan agreement with William C. Parker, a former director of the Company, pursuant to which Mr. Parker received monthly pension payments from the Company of $4,166.67.  This plan had been in existence since January 1, 1999. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which became effective as of January 1, 2004, extending the then-existing Supplemental Pension Plan, and pursuant to which Mr. Parker would continue to receive monthly payments of $4,166.67 through December 2006.  This plan terminated upon the death of Mr. Parker in April 2005.

In November 2002, J. Mervyn Nabors resigned as President of the Company. Upon his resignation as President, Mr. Nabors continued to be a member of the Board of Directors until the Company’s annual meeting of stockholders on December 18, 2003. During fiscal 2004, Mr. Nabors’ employment was terminated by a Consulting Agreement between the Company and Mr. Nabors dated May 20, 2003 (see discussion under “Compensation Committee Interlocks and Insider Participation” below).

Employment Agreements

The Company’s Board of Directors approved Employment Agreements between the Company and four of its executive officers: David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo. The Employment Agreements became effective on May 14, 2003 (“anniversary date”), each for a three-year period of time, and each of which automatically renew at the anniversary date for another term of three years unless either party gives notice of termination at least 180 days in advance of the anniversary date. The agreements require certain minimum performance standards and include confidentiality and non-compete provisions, among others, in exchange for a minimum base annual salary of $183,000 for Mr. Baldini, $147,175 for Mr. Colbert, $148,175 for Mr. Perkins and $167,175 for Mr. Russo.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended January 31, 2005, the Company maintained a Compensation Committee which was comprised of Robert J. McGill, William C. Parker, David M. Vosen and Thomas E. Whytas, Jr.  The Compensation Committee met 2 times during the 2005 fiscal year.  During the fiscal year ended January 31, 2005, the Board was comprised of David A. Baldini, P. Mark Perkins, William C. Parker, David M. Vosen, Charles Foster (who was elected on April 14, 2003 and resigned May 28, 2004), Robert J. McGill and Thomas E. Whytas, Jr. (who was elected on May 28, 2004).

Mr. Parker was employed by the Company for 34 years, most recently as its President, until his retirement in 1997. During fiscal 2003, the Company was, and it continued until April 2005 to be, a party to a Supplemental Pension Plan agreement with Mr. Parker pursuant to which he received monthly pension payments from the Company of $4,166.67. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which became effective as of January 1, 2004, extending the existing Supplemental Pension Plan, and pursuant to which Mr. Parker would continue to receive monthly payments of $4,166.67 through December 2006.  The plan terminated upon the death of Mr. Parker in April 2005.

Mr. Baldini has been employed as an officer of the Company since 1993. In November 2002, Mr. Baldini was elevated to the position of President and Chief Executive Officer. Mr. Perkins has been the Company’s Executive Vice President Sales and Marketing since 1998. In May 2003, the Company entered into Employment Agreements with Mr. Baldini and Mr. Perkins. These Employment Agreements are each for a three-year period of time, which is automatically renewed on the anniversary date for another term of three years unless either party gives notice of termination at least 180 days in advance of the anniversary date. The agreements require certain minimum performance standards and include confidentiality and non-competition provisions, among others.  Under the relatively uniform agreements, there is a minimum base annual salary of $183,000 for Mr. Baldini and $148,175 for Mr. Perkins.  The employment agreements may be terminated by the Company for, among other reasons, a material breach by the employee, various specified “cause” provisions, or a determination by the Company’s Board of Directors to terminate the agreement, with or without cause.  Each of the agreements provides that upon termination of employment under the agreement, the employee shall continue to be bound by the non-compete provisions for a period of three years from termination of employment.  The agreements further provide that in the event the employee’s employment is terminated for any reason other than physical or mental disability, material breach of agreement, or a good faith determination by the Company’s board of directors that the employee committed willful misconduct, failed to follow Company policy or a direct and legal direction from management, or materially breached generally accepted industry standards affecting the Company or its public image or constitutes a material dereliction of duty, the employee shall receive all salary provided by the agreement for the remainder of the three-year term of the agreement, together with benefits and future bonuses, so long as the employee is not in breach of non-compete provisions of the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 15, 2005 regarding owners of 5% or more of the Company’s Common Stock:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class
First Commercial Bank 800 Shades Creek Parkway Birmingham, AL 35202-1746	1,096,572	28.0%

Miriam Frank 1771 Oak Creek Drive Dunedin, Florida 34698	230,063	5.9%

The following table sets forth information as of March 31, 2005 regarding ownership of the Company’s Common Stock by executive officers and directors of the Company:

Name of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class
David A. Baldini …………………………………………………	24,515 (1)	*
Gary E. Colbert …………………………………………………	4,000	*
P. Mark Perkins …………………………………………………	10,000	*
Carmelo Russo …………………………………………………	3,168	*
Robert J. McGill …………………………………………………	0	*
William C. Parker …………………………………………	26,389 (2)	*
David M. Vosen …………………………………………………	0	*
Thomas E. Whytas, Jr. …………………………………	0	*

(1) Of this amount, 7,000 shares are held jointly by Mr. Baldini and his spouse

(2) Mr. Parker passed away on April 2, 2005

All executive officers and directors as a group (8 individuals) own 68,072 shares of the Company’s Common Stock, representing 1.7% of all Common Stock outstanding.

An asterisk (*) in the table above indicates that the shares of Common Stock beneficially owned by such executive officer or director, if any, represent less than 1% of all Common Stock outstanding.

Item 13. Certain Relationships and Related Transactions.

During the early part of fiscal year 2004, A. Todd Beard served on the Company’s Board of Directors.  Mr. Beard resigned from the Board in March 2003. At the time that he served on the Board (including the compensation committee), Mr. Beard was Senior Vice President of First Commercial Bank, an entity from which the Company had borrowed an amount in excess of 5% of its total consolidated assets as of January 31, 2004.  During fiscal year 2005, as disclosed in Note 6 to the Financial Statements, the Company repaid all of its outstanding debt with First Commercial Bank by refinancing the debt with Wachovia Bank.

See Item 11. Executive Compensation - “Compensation of Directors,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation” for additional information regarding agreements and arrangements between the Company and current and former officers and directors.

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers, LLP (“PwC”) was the Company’s independent registered certified public accounting firm for the audit of the Company’s annual financial statements for the fiscal year ended January 31, 2003 and continued as the Company’s independent registered certified public accounting firm to review the financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2003, after being approved by the Audit Committee of the Board of Directors (the “Audit Committee”).  As discussed under Item 9 above, on December 17, 2003, the Audit Committee retained the services of Tedder, James, Worden and Associates (“TJWA”) to serve as the Company’s independent registered certified public accounting firm, replacing PWC, who was dismissed on that date.

The following table sets forth the aggregate fees billed by both PwC and TJWA to the Company for the fiscal years ended January 31, 2005 and 2004 for audit and other professional services.

	Fiscal year ended January 31,

	2005		2004
Audit Fees	$120,000	(1)	$133,000
Audit-Related Fees	41,000	(1)	30,000
Tax Fees	47,000	(1)	20,000
All Other Fees	-		-

Total Fees	$208,000		$183,000

(1)

For the fiscal year ended January 31, 2005, the fees include current year billings and expected future billings from Tedder, James, Worden & Associates.

The terms “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in the above table, shall have the following meanings:

Audit Fees.  Audit Fees, which are expected to be approximately $120,000 for fiscal year 2005 and were approximately $133,000 for fiscal year 2004, are fees billed to the Company for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms l0-Q, and services that are normally provided by TJWA in connection with statutory and regulatory filings or engagements. The Audit Fees for fiscal year 2005 were billed for the audit of the Company’s financial statements for fiscal year 2005.  The Audit Fees for fiscal year 2004, which include fees billed by PwC after January 31, 2004, were billed for the audit of the Company’s financial statements for fiscal year 2004.

Audit-Related Fees.  Audit-Related Fees, which are expected to be approximately $41,000 in fiscal year 2005 and were approximately $30,000 in fiscal year 2004, are fees billed to the Company for products and services provided to the Company and not included in the foregoing categories. These fees are for the audit of the Company’s 401(k) plan.

Tax Fees. Tax Fees, which are expected to be approximately $47,000 in fiscal year 2005 and were approximately $20,000 in fiscal year 2004, are fees billed to the Company for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  All Other Fees, which are expected to be $0 in fiscal year 2005 and were $0 in fiscal year 2004, are fees billed to the Company for products and services provided to the Company and not included in the foregoing categories.

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

3.8

Amended and Restated Bylaws of the Company.

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

10.37

Aerosonic Corporation 2004 Stock Incentive Plan, incorporated by reference to Appendix D to the Company’s Proxy Statement for the July 14, 2004 Annual Meeting of Shareholders, filed on June 15, 2004

21

Subsidiaries of the Registrant, as of January 31, 2005

23.1

Consent of Independent Registered Certified Public Accounting Firm

23.2

Consent of Independent Registered Certified Public Accounting Firm

31.1

Section 302 Certifications

31.2

Section 302 Certifications

32.1

Section 906 Certifications

32.2

Section 906 Certifications

(b) Reports on Form 8-K

During the period from the end of our last fiscal year on January 31, 2004 through the date of this Annual Report on Form 10-K, the Company filed or furnished to the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On June 3, 2004, the Company filed a current report on Form 8-K announcing the election of Thomas E. Whytas to the Company’s Board of Directors to fill the vacancy created by the resignation of Charles M. Foster. The Company’s June 3, 2004 press release announcing Mr. Whytas’ election was attached as an exhibit to this current report on Form 8-K.

On June 8, 2004, the Company filed an amended current report on Form 8-K/A to correct the date of the election of Thomas E. Whytas to the Company’s Board of Directors to fill the vacancy created by the resignation of Charles M. Foster as disclosed in its current report on Form 8-K as filed on June 3, 2004. The Company’s June 3, 2004 press release announcing Mr. Whytas’ election was attached as an exhibit to this amended current report on Form 8-K/A.

On November 2, 2004, the Company filed a current report on Form 8-K announcing the receipt of a letter from the SEC stating that the SEC investigation as to the Company has been terminated and that no enforcement action against the Company has been recommended. The Company’s November 1, 2004 press release announcing the receipt of the letter from the SEC was attached as an exhibit to this current report on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By: /s/ David A. Baldini	Date: April 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Baldini David. A. Baldini Chairman of the Board, President and Chief Executive Officer	Date: April 18, 2005

/s/ Gary E. Colbert Gary E. Colbert Executive Vice President and Chief Financial Officer, Treasurer and Secretary	Date: April 18, 2005

/s/ P. Mark Perkins P. Mark Perkins Executive Vice President and Director	Date: April 18, 2005

/s/ Robert J. McGill Robert J. McGill, Director	Date: April 18, 2005

/s/ David M. Vosen David M. Vosen, Director	Date: April 18, 2005

/s/ Thomas E. Whytas Jr. Thomas E. Whytas, Jr., Director	Date: April 18, 2005

AEROSONIC CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aerosonic Corporation:

We have audited the accompanying consolidated balance sheets of Aerosonic Corporation and subsidiary as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also include the financial statement schedule listed in the accompanying index at Item 15(a) for the years ended January 31, 2005 and 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and subsidiary at January 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended January 31, 2005 and 2004.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

March 18, 2005, except for Note 14, as to which the date is April 6, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aerosonic Corporation:

In our opinion, the consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended January 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Aerosonic Corporation and its subsidiaries for the year ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

October 27, 2003, except for the information in Note 8, as to which the date is November 30, 2004

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

January 31, 2005 and 2004

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents …………………………………………………………………………………………	$ 840,000	$ 1,276,000
Receivables net of allowance for doubtful accounts of $14,000 and $152,000 …	3,708,000	3,896,000
Income taxes receivable …………………………………………………………………………………………………	899,000	1,270,000
Costs and estimated profits in excess of billings …………………………………………………………	1,942,000	1,398,000
Inventories …………………………………………………………………………………………………………………	5,483,000	5,683,000
Prepaid expenses …………………………………………………………………………………………………………	198,000	190,000
Deferred income taxes …………………………………………………………………………………………………	1,236,000	559,000
Total current assets …………………………………………………………………………………………………	14,306,000	14,272,000
Property, plant and equipment, net …………………………………………………………………………………	3,842,000	3,954,000
Deferred income taxes …………………………………………………………………………………………………………	123,000	38,000
Capitalized software costs and other assets, net …………………………………………………………………	192,000	127,000
Total Assets …………………………………………………………………………………………………………………	$ 18,463,000	$ 18,391,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt and notes payable due within one year …………………………………………………	$ 243,000	$ 200,000
Revolving credit facilities …………………………………………………………………………………………………	-	1,000,000
Accounts payable, trade …………………………………………………………………………………………………	1,600,000	2,910,000
Compensation and benefits …………………………………………………………………………………………	938,000	779,000
Accrued expenses and other liabilities …………………………………………………………………………	2,404,000	2,343,000
Total current liabilities …………………………………………………………………………………………	5,185,000	7,232,000
Long term debt and notes payable due after one year …………………………………………………………	2,794,000	2,216,000
Total liabilities …………………………………………………………………………………………………	7,979,000	9,448,000
Commitments and contingencies
Stockholders' equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,986,262 shares; outstanding 3,921,019 shares in 2005 and 2004 …………………………………………………	1,595,000	1,595,000
Additional paid-in capital …………………………………………………………………………………………………	4,559,000	4,559,000
Retained earnings …………………………………………………………………………………………………………	5,026,000	3,485,000
Less treasury stock: 65,243 shares in 2005 and 2004, at cost …………………………………………	(696,000)	(696,000)
Total stockholders' equity …………………………………………………………………………………	10,484,000	8,943,000
Total liabilities and stockholders' equity …………………………………………	$ 18,463,000	$ 18,391,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2005, 2004 and 2003

	2005	2004	2003

Revenue …………………………………………………………………………	$30,721,000	$31,113,000	$25,672,000
Cost of sales …………………………………………………………………	22,654,000	22,494,000	16,783,000
Gross margin …………………………………………………………	8,067,000	8,619,000	8,889,000
Selling, general and administrative expenses …………………	7,996,000	8,421,000	7,776,000
Operating income …………………………………………………	71,000	198,000	1,113,000
Other income (expense):
Interest expense, net …………………………………………	(143,000)	(169,000)	(207,000)
Miscellaneous income …………………………………………	519,000	48,000	78,000
	376,000	(121,000)	(129,000)
Income before income taxes …………………………………………	447,000	77,000	984,000
Income tax benefit …………………………………………………………	1,094,000	465,000	22,000
Net income …………………………………………………………	$ 1,541,000	$ 542,000	$ 1,006,000
Basic and diluted earnings per share …………………………	$ 0.39	$ 0.14	$ 0.26
Basic weighted average shares outstanding …………………	3,921,019	3,921,019	3,920,832
Diluted weighted average shares outstanding …………………	3,921,019	3,921,019	3,920,832

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2005, 2004 and 2003

		Additional			Total
	Common	Paid-In	Retained	Treasury	Stockholders'
	Stock	Capital	Earnings	Stock	Equity

Balance at January 31, 2002 …………………………………	$ 1,595,000	$ 4,457,000	$ 1,937,000	$ (621,000)	$ 7,368,000
Net Income …………………………………………………	-	-	1,006,000	-	1,006,000
Employer 401K match 7,674 shares …………	-	102,000	-	75,000	177,000
Purchase of 6,500 shares of treasury stock …	-	-	-	(150,000)	(150,000)
Balance at January 31, 2003 …………………………………	1,595,000	4,559,000	2,943,000	(696,000)	8,401,000
Net Income …………………………………………………	-	-	542,000	-	542,000
Balance at January 31, 2004 …………………………………	1,595,000	4,559,000	3,485,000	(696,000)	8,943,000
Net Income …………………………………………………	-	-	1,541,000	-	1,541,000
Balance at January 31, 2005 …………………………………	$ 1,595,000	$ 4,559,000	$ 5,026,000	$ (696,000)	$ 10,484,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2005, 2004 and 2003

	2005	2004	2003

Cash Flow from operating activities:
Net Income ……………………………………………………………………	$ 1,541,000	$ 542,000	$1,006,000
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense ……………………………………………………………	(137,000)	(73,000)	291,000
Stock-based compensation ……………………………………………	-	-	177,000
Depreciation ……………………………………………………………………	654,000	683,000	638,000
Amortization ……………………………………………………………………	58,000	142,000	265,000
(Gain)/loss on disposal of property ……………………………	(8,000)	29,000	-
Deferred income taxes ……………………………………………	(762,000)	(165,000)	(231,000)
Changes in assets and liabilities:
Receivables ……………………………………………………………	325,000	(231,000)	(560,000)
Income taxes receivable and payable ……………………	371,000	(20,000)	(277,000)
Inventories ……………………………………………………………	200,000	(101,000)	(1,398,000)
Prepaid Expenses ……………………………………………………	(8,000)	230,000	(289,000)
Capitalized software costs and other assets ……………	(123,000)	(105,000)	10,000
Accounts payable, trade ……………………………………………	(1,310,000)	1,937,000	175,000
Costs and estimated profits in excess of billings ……	(544,000)	(902,000)	(496,000)
Accrued expenses and other liabilities ……………………	220,000	248,000	782,000
Net cash provided by operating activities ……	477,000	2,214,000	93,000
Cash flows from investing activities:
Proceeds on sale of property ……………………………………………………	95,000	16,000	-
Capital expenditures ……………………………………………………………	(629,000)	(419,000)	(681,000)
Net cash used in investing activities ……………	(534,000)	(403,000)	(681,000)
Cash flow from financing activities:
(Payments on)/ proceeds from revolving credit facilities ……	(1,000,000)	245,000	255,000
Proceeds received on refinancing of debt ……………………………	3,212,000	-	-
Purchase of treasury stock ……………………………………………………	-	-	(150,000)
Principal payments on long-term debt and notes payable ……	(2,591,000)	(1,040,000)	(962,000)
Net cash used in financing activities ……………	(379,000)	(795,000)	(857,000)
Net increase (decrease) in cash and cash equivalents ……………	(436,000)	1,016,000	(1,445,000)
Cash and cash equivalents at beginning of year ……………………………	1,276,000	260,000	1,705,000
Cash and cash equivalents at end of year ……………………………	$ 840,000	$ 1,276,000	$ 260,000
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest ……………………………………………………………………………	$ 188,000	$ 172,000	$ 254,000
Income taxes ……………………………………………………………………	$ 302,000	$ 54,000	$ 613,000
Noncash investing and financing activities
Acquisition of property under a capital lease ……………	$ -	$ 45,000	$ -

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as inventory costs, inventory reserves, allowance for accounts receivable, deferred tax valuation allowances, percentage-of-completion accounting and other miscellaneous accruals. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

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

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Earlysville, Virginia operations throughout the year and to conduct a full physical inventory at the Company’s Clearwater, Florida operations at the close of business each fiscal year.  During the 2005 fiscal year, the Company began a practice of conducting cycle counts at its Clearwater, Florida operations.  Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the physical inventory process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process.

These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2005.

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

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land Improvements ……………………………………………………	15-20 Years
Buildings and improvements ……………………………………	25-30 Years
Machinery and equipment ……………………………………………	3-10 Years
Patterns, dies, and tools ……………………………………………	3-5 Years
Furniture and fixtures ……………………………………………………	5-10 Years

Valuation Assessment of Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2005 and 2004, management does not believe that any assets are impaired.

Capitalized Software Costs and Other Assets

Capitalized software is recorded at cost less accumulated amortization. Production costs for computer software that is to be utilized as an integral part of a product is capitalized when both (a) technological feasibility is established for the software and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense at the greater of the expected unit sales versus units sold or the straight line method for a period of three years from the date the product becomes available for general release to customers.  There were no software additions in fiscal 2005 or fiscal 2004.  Total capitalized costs were $0 and $825,000 at January 31, 2005 and 2004, respectively. Accumulated amortization amounted to $0 and $825,000 at January 31, 2005 and 2004, respectively.  The reduction in the capitalized cost and accumulated amortization of software in fiscal year 2005 was due to the sales of the Company’s Engine Vibration Monitoring System (“EVMS”) product line.

Capitalized loan fees are recorded at cost less accumulated amortization.  The costs are determined at the time the loan transactions are closed, and the amortization rate is determined by allocating the costs incurred to the loans secured, considering factors such as the amount of the loan(s), the term of the loan(s) and the effort expended in securing the loan(s).

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

As a general matter, the terms specified in customer purchase orders determine whether the Company or the customer bears the obligation for payment of freight charges. While customers pay for freight in most transactions, the Company does occasionally pay freight charges on behalf of customers and bill all or a portion to customers. Freight revenue of $13,000, $8,000 and $10,000 is included in revenues in the consolidated statement of operations for the years ended January 31, 2005, 2004 and 2003, respectively.  Freight expense of $82,000, $117,000 and $115,000 is included in cost of sales in the consolidated statement of operations for the years ended January 31, 2005, 2004 and 2003, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense that is included Selling, General and Administrative Expenses in the Consolidated Statement of Operations approximated $758,000, $167,000 and $745,000, during the years ended January 31, 2005, 2004 and 2003, respectively.  Research and development costs that are included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations declined significantly as resources were devoted to the Joint Strike Fighter program, where expenditures are charged to Cost of Sales.  The amount related to the Joint Strike Fighter program that was charged to cost of sales in fiscal years 2005 and 2004 was approximately $607,000 and $527,000, respectively.

Environmental Expenditures

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s experience with such expenditures and the amount of the accrual that existed at the close of each fiscal year:

	For the year ended January 31,
	2005	2004	2003

Environmental Expense (Income Statement) ……………	$ 85,000	$ 52,000	$ 122,000
Environmental Accrual (Balance Sheet) ……………	$ 98,000	$ 38,000	$ 38,000

Treasury Stock

The Company accounts for the acquisition of treasury shares at cost. The Company has not reissued acquired shares. It has, however, used treasury shares to make matching contributions to the Company’s 401(k) plan. For those transactions, the Company accounts for the contributions at fair value at the date of contribution.

Computation of Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the treasury stock method. There were no dilutive common stock equivalents outstanding during the years ended January 31, 2005, 2004, and 2003. Therefore, basic and diluted earnings per share are the same amount.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2005 and 2004, substantially all of the Company’s cash balances were deposited with financial institutions who management has determined are of high credit quality.

During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aviation industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies.  The Company employs a natural hedging method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk.

Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value because of the short term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2005 and 2004 approximates fair value as most instruments have adjustable rates which change frequently, while one instrument contains a fixed rate that approximates the Company’s incremental borrowing rate.

Segment Reporting

As of January 31, 2005 management does not believe the Company has any reportable segments as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("FAS 151"), amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  SFAS No. 151 requires that such items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" and that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of FAS 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), a revision of SFAS No. 123 (“FAS 123”).  The statement is effective for the first interim or annual reporting period that begins after June 15, 2005.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees.  For companies reporting under the intrinsic value method, FAS 123 required a proforma footnote disclosure of the impact of the fair value based method for financial reporting purposes.  The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25.  As of January 31, 2005, the Company does not have any share-based payment arrangements.  Depending upon the extent to which the Company implements share-based compensation plans, adoption of this statement could have a material impact on the Company’s future consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 ("FAS 153").  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  However, the guidance in APB 29 included certain exceptions to that principle. FAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of FAS 153 did not have a material impact on the Company’s financial statements.

2. Receivables

Receivables at January 31, 2005 and 2004 consisted of the following:

	2005	2004

Trade …………………………………………………………………………………………………………	$ 3,722,000	$ 4,048,000
Less: allowance for doubtful accounts …………………………………………………………	(14,000)	(152,000)
	$ 3,708,000	$ 3,896,000

The decrease in the allowance for doubtful accounts in fiscal year 2005 is primarily due to the write off of one customer account from whom collection of that portion of the account balance became remote during fiscal 2005.

During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program. Costs and estimated earnings on this contract as of the years ended January 31, 2005 and 2004 are as follows:

	2005	2004
Costs incurred to date ………………………………………………………………………………	$ 11,493,000	$ 7,553,000
Estimated earnings (loss) ………………………………………………………………………	(201,000)	1,333,000
	11,292,000	8,886,000
Less billings to date ………………………………………………………………………………	(9,350,000)	(7,488,000)
Costs and estimated profits in excess of billings ………………………………………	$ 1,942,000	$ 1,398,000

Discussions during January 2005 with the Company’s customer for the Joint Strike Fighter (“JSF”) program culminated in requirements for design changes in the multifunction probe that the Company is supplying for the JSF.  These changes require a substantial increase in design and testing that have resulted in a revision to the Company’s estimate at completion for the JSF program.  The estimated costs of the project increased by approximately $1,186,000 and, as a result, the estimated total program costs exceed estimated program revenues by approximately $201,000.  The Company has recognized this loss in the fourth quarter of fiscal year 2005.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,336,000.  As of January 31, 2005, based on project progress, the Company has recognized revenues of approximately $11,292,000 for the JSF project.  The JSF program represents a significant investment in the Company’s future product development capabilities.  While Company management is expending considerable effort to control costs and complete the development process on schedule, the key benefit to the program is the substantial revenue that the Company will earn if it is awarded the production contract for the JSF that is expected to follow the conclusion of the development program.

3. Inventories

Inventories at January 31, 2005 and 2004 consisted of the following:

	2005	2004
Raw materials ……………………………………………………………………………………………	$ 3,475,000	$ 5,182,000
Work in process ……………………………………………………………………………………	2,276,000	1,719,000
Finished goods ……………………………………………………………………………………	133,000	208,000
Reserve for obsolete and slow moving inventory ……………………………………	(401,000)	(1,426,000)
	$ 5,483,000	$ 5,683,000

During the fiscal year ended January 31, 2005, the Company disposed of substantially all of the obsolete and slow-moving inventory that existed at February 1, 2004.  Substantially all of the remaining reserve is comprised of inventory items that were identified as being obsolete or slow moving during the fiscal years ended January 31, 2005 and 2004.

4. Property, Plant and Equipment

Property, Plant and Equipment at January 31, 2005 and 2004 consisted of the following:

	2005	2004
Land and improvements …………………………………………………………………………………	$ 464,000	$ 464,000
Building and improvements …………………………………………………………………………	3,937,000	3,815,000
Machinery and equipment …………………………………………………………………………	4,705,000	5,045,000
Patterns, dies and tools …………………………………………………………………………………	906,000	382,000
Furniture and fixtures …………………………………………………………………………………	1,403,000	1,306,000
	11,415,000	11,012,000
Less accumulated depreciation and amortization …………………………………………	(7,573,000)	(7,058,000)
	$ 3,842,000	$ 3,954,000

Depreciation expense was $654,000, $683,000 and $638,000 for the years ended January 31, 2005, 2004 and 2003, respectively. The Company utilizes the straight-line method when accounting for depreciation. Certain components of property, plant and equipment are pledged as collateral for debt obligations (Note 6).

5. Accrued Expenses

Accrued expenses as of January 31, 2005 and 2004 were approximately $2,404,000 and $2,343,000, respectively. A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	2005	2004
Product development programs ……………………………………………………………………	$ 886,000	$ 1,497,000
Shareholder litigation (See Notes 13, 14 and 16) ……………………………………………	800,000	-
Other accrued expenses ……………………………………………………………………………	718,000	846,000
	$ 2,404,000	$ 2,343,000

6. Long-Term Debt, Notes Payable and Revolving Credit Facility

Long-term debt and notes payable at January 31, 2005 and 2004 consisted of the following:

	2005	2004 (1)
Real estate term loan ……………………………………………………………………………………………	$ 2,833,000	$ -
Equipment term loan ……………………………………………………………………………………………	191,000	-
Note payable ……………………………………………………………………………………………………………	-	717,000
Industrial development revenue bonds ……………………………………………………………………	-	668,000
Mortgage note payable ……………………………………………………………………………………………	-	391,000
Note payable, equipment ……………………………………………………………………………………	-	205,000
Note payable, II ……………………………………………………………………………………………………	-	353,000
Capitalized Leases ……………………………………………………………………………………………………	13,000	82,000
	3,037,000	2,416,000
Less current maturity ……………………………………………………………………………………………	243,000	1,497,000
Long-term debt and notes payable, less current maturity ……………………………………	$ 2,794,000	$ 919,000

(1)

For fiscal year 2004, the debt table reflects the repayment obligations as of January 31, 2004, but the financial statements reflect current maturities based upon the new debt agreements that were established in February 2004, as described below.

The amount of long-term debt and notes payable maturing in each of the fiscal years 2006, 2007, 2008, 2009, 2010 and thereafter is as follows:

Maturity Schedule of Long Term Debt and Notes Payable
2006 ……………………………………………………………………………………	$ 243,000
2007 ……………………………………………………………………………………	230,000
2008 ……………………………………………………………………………………	230,000
2009 ……………………………………………………………………………………	230,000
2010 ……………………………………………………………………………………	230,000
Thereafter ……………………………………………………………………………………	1,874,000
Total ……………………………………………………………………………………	$ 3,037,000

On February 25, 2004, the Company completed a refinancing of its debt obligations by securing new credit facilities with Wachovia Bank, N.A.  (“Wachovia Refinancing”)  The new facilities total $5.7 million, and include a 15 year term loan of $3.0 million that is collateralized by the Company’s real estate in Clearwater, Florida, a revolving credit facility of $2.5 million, and a seven year equipment loan of $0.2 million.  The entire debt also is collateralized by a lien on other Company and Avionics’ assets and by a Deed of Trust on Avionics’ real estate in Earlysville, Virginia.  The 15 year term loan has repayment obligations of approximately $200,000 per year.  The seven year equipment loan, drawn in May 2004, has repayment obligations of approximately $30,000 per year.  The credit line is set to expire on June 1, 2005.  The Company intends to negotiate a new credit line with Wachovia, and will endeavor to obtain terms and conditions that are at least equal to if not better than the existing terms and conditions.  However, the Company cannot guarantee the outcome of these negotiations.  These facilities replace all of the Company’s debt that was previously held by First Commercial Bank and SunTrust Bank, N.A.

The interest rate on the new credit facility is one-month LIBOR (which was 2.59% at January 31, 2005) plus 300 basis points.  Certain loan covenants have been revised and now include a debt coverage ratio (defined as earnings before interest and taxes plus depreciation and amortization minus dividends, withdrawals and non-cash income divided by the sum of current maturities of long term debt and capital and synthetic lease obligations plus interest) that is greater than or equal to 1.25 to 1.00 and a leverage ratio (defined as total liabilities divided by tangible net worth) not to exceed 1.30 to 1.00.  As of January 31, 2005, the Company was in compliance with all covenants.

7. Reserve for Warranty

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience. The Company’s warranty experience is as follows:

	For the year ended January 31,
	2005	2004	2003
Beginning reserve balance ……………………………………	$ 150,000	$ 50,000	$ 20,000
Costs incurred ……………………………………………………	(108,000)	(160,000)	(51,000)
Replenish reserve for costs incurred ……………………	108,000	160,000	51,000
Increase in estimate ……………………………………………	-	100,000	30,000
Ending reserve balance ……………………………………	$ 150,000	$ 150,000	$ 50,000

8. Income Taxes

Income tax expense (benefit) for the years ended January 31, 2005, 2004 and 2003 consisted of:

	2005	2004	2003
Current
Federal ……………………………………………………………………	$ (287,000)	$ (259,000)	$ 138,000
State ……………………………………………………………………	(44,000)	(41,000)	71,000
	(331,000)	(300,000)	209,000
Deferred:
Federal ……………………………………………………………………	(660,000)	(143,000)	(204,000)
State ……………………………………………………………………	(103,000)	(22,000)	(27,000)
	(763,000)	(165,000)	(231,000)
	$ (1,094,000)	$ (465,000)	$ (22,000)

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax (benefit) rate:

	2005	2004	2003

Federal tax rate ………………………………………………………	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit ………	-21.6%	3.3%	3.3%
Other-primarily non-deductible expenses ………	6.7%	41.0%	2.2%
Deferred tax asset valuation adjustment ………………………	-218.3%	-684.1%	-9.0%
Research and experimentation and alternative minimum tax credits ………………………………	-45.7%	1.9%	-32.7%
Effective tax rate ………………………………………………………	-244.9%	-603.9%	-2.2%

The Company has potentially identified additional tax benefit opportunities that might be derived from its non-U.S. business activity.  As of January 31, 2005, the Company has not recognized any of the benefits in its financial statements, as the Company has not yet fully quantified nor reasonably estimated the extent to which such benefits can be realized.  The Company is continuing to work with its tax advisors to complete the evaluation of these potential tax benefits.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2005 and 2004 are as follows:

	2005	2004

Current deferred tax assets:
Accounts receivable ……………………………………………………………………………	$ 5,000	$ 57,000
Inventories ……………………………………………………………………………………………	315,000	1,141,000
Vacation and sick pay accrual ……………………………………………………………	136,000	124,000
Net operating loss carry forward ……………………………………………………	544,000	147,000
Research and experimentation and alternative minimum tax credits ……	160,000	-
Other ……………………………………………………………………………………………………	76,000	64,000
Valuation Allowance ……………………………………………………………………………	-	(974,000)

Total current deferred tax assets ……………………………………………………	$ 1,236,000	$ 559,000
Non-current deferred tax assets
Property, plant and equipment, principally due to differences in
depreciation and capitalized interest ……………………………………………………	79,000	38,000
Research and experimentation and alternative minimum tax credits ……	44,000	-
Total non-current deferred tax assets ……………………………………………	123,000	38,000
Net deferred tax asset ……………………………………………………	$ 1,359,000	$ 597,000

At January 31, 2005, the Company has a total net operating loss carryforward from fiscal year 2005 of approximately $1,414,000 that the Company has elected to carryover into fiscal year 2006.  This carryforward will expire January 31, 2025.  As of January 31, 2005 and 2004, the Company had a valuation allowance of $0 and approximately $974,000, respectively, against its then-existing deferred tax assets.

For the fiscal year ended January 31, 2005, the Company revised its estimate with respect to the future utilization of its deferred tax assets as the Company believes it is more likely than not that all of its deferred tax benefits will be realized within its next three fiscal years.  As a consequence, the Company reduced its deferred tax valuation allowance from approximately $974,000 to $0 at the conclusion of the fiscal year ended January 31, 2005.  The Company made this determination based upon the amount of the deferred tax assets as of January 31, 2005 as well as the Company’s estimate of future taxable income during the three fiscal years subsequent to the 2005 fiscal year.

9. Other Income (Expense)

During fiscal year 2005, the Company recognized the following amounts of other income (expense):

Insurance proceeds [1]	$ 997,000
Shareholder litigation settlement	(800,000)
Sale of EVMS product line [2]	267,000
Other	55,000
Other income (expense)	$ 519,000

1

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

2

During fiscal year 2005, the Company sold its EVMS product line inventory which resulted in Other income of approximately $267,000.  A summary of the EVMS sale is as follows:

Sale proceeds	$ 626,000
Inventory sold	(257,000)
Obsolete inventory (due to the sale)	(74,000)
Legal fees	(28,000)
Miscellaneous income	$ 267,000

10. Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $13,453,000, $16,153,000 and $10,575,000 for the years ended January 31, 2005, 2004 and 2003, respectively. Of these amounts, approximately $5,269,000, $4,604,000 and $2,711,000 were sales directly to U.S. Government agencies for the fiscal years ended January 31, 2005, 2004 and 2003, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to Lockheed and Boeing each represented 10% or more of net sales and amounted to 16% and 10% respectively, for the year ended January 31, 2005.  For the year ended January 31, 2004, sales to Lockheed and Boeing each represented 10% or more of net sales, or 25% and 11%, respectively.  For the year ended January 31, 2003, sales to Lockheed and Boeing each represented 10% or more of net sales, or 17% and 12%, respectively.  Included in these amounts are sales of products that are sold by each company to the U.S. Government.  Foreign sales for the years ended January 31, 2005, 2004 and 2003 represented 10% or more of net sales and amounted to approximately $4,614,000, $4,100,000 and $4,315,000, respectively.  Substantially all foreign sales contracts are payable in U.S. dollars.  No other customer sales totaled greater than 10% of net sales for years ended January 31, 2005, 2004 or 2003.

Receivables at January 31, 2005 included approximately $622,000 and $636,000 due from the U.S. Government and foreign customers, respectively.  Receivables at January 31, 2004 included approximately $432,000, $1,755,000 and $618,000 due from the U.S. Government, two domestic commercial customers and foreign customers, respectively.  No other customers represented greater than 10 percent of receivables at January 31, 2005 or 2004.

11. Benefit Plans

Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 15% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant’s yearly compensation. Such matching contributions will be made in cash or Common Stock of the Company. Additional contributions may be made at the Company’s discretion. For the years ended January 31, 2005 and 2004, the Company contributed cash of approximately $204,000 and approximately $186,000, respectively.  For the year ended January 31, 2003, the Company contributed 7,674 shares (approximately $177,000) of treasury stock.

William Parker was employed by the Company for 34 years, most recently as its President, until his retirement in 1997. During fiscal 2005, 2004 and 2003, the Company was, and until April 2005 continued to be, a party to a Supplemental Pension Plan agreement with William C. Parker pursuant to which Mr. Parker received monthly pension payments from the Company of $4,166.67. Amounts expensed under this plan were approximately $10,000, $137,000 and $6,000 in 2005, 2004 and 2003, respectively. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which became effective as of January 1, 2004, extending the then-existing Supplemental Pension Plan, and pursuant to which Mr. Parker would continue to receive monthly payments of $4,166.67 through December 2006. The extension resulted in a charge to income and an additional liability of $134,000 during the fourth quarter of fiscal 2004. This plan terminated upon the death of Mr. Parker in April 2005.  The termination of the plan results in a reduction of the liability that was originally recorded in the fourth quarter of fiscal 2004 and is discussed in Note 14 below.

12. Related Party Transactions

J. Mervyn Nabors, a former Director of the Company, was the beneficial owner of approximately 31.7% of the Company’s issued and outstanding Common Stock, and was employed by the Company in numerous positions from 1962 until 1984 and as President and Chief Executive Officer from 1996 until November 2002. On May 20, 2003, the Company terminated Mr. Nabors’ employment and entered into a Consulting Agreement with Mr. Nabors.  Pursuant to the terms of the Consulting Agreement, Mr. Nabors agreed to serve the Company as a consultant with respect to matters specifically assigned by the Company’s President, and the Company agreed to pay Mr. Nabors a consulting fee of $120,000 per year for one year. The Consulting Agreement also provided Mr. Nabors with an automobile allowance of $18,000 per year, health insurance and retirement benefits similar to those provided to employees of the Company. The term of the Consulting Agreement was for one year, and the Consulting Agreement terminated concurrent with its expiration on May 20, 2004.

As discussed in Note 11, the Company had a Supplemental Pension Plan agreement with William Parker, a former employee who served as a director of the Company until his death in April 2005.

13. Commitments and Contingencies

In accordance with a consent agreement with the Department of Environmental Protection signed by the Company in 1993, the Company’s environmental consultant developed an interim remedial action plan (the “Remedial Plan”) to contain and remediate certain soil and groundwater contamination that had been discovered at the Company’s Clearwater, Florida location. The contamination was discovered after a series of site investigations that revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents and metalworking fluids as well as activities from neighboring property over a period of 20 years or more.  Although the exact cause of the contamination has never been ascertained, the Company nonetheless accepted responsibility for remediating the pollutants that were discovered on its property.

During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under the Remedial Plan.  As of January 31, 2000, the Company had utilized all amounts originally recorded in “other accrued expenses,” and the remediation phase of the Remedial Plan had been completed.

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001.  As of January 31, 2003, all existing reserve balances had been utilized.  Based upon an assessment by the Company’s environmental consultants, the Company’s management has calculated the Company’s expected future expense for post-remediation monitoring expense and has established a reserve of $98,000 for such expense at January 31, 2005, including a fiscal year 2005 addition of $60,000 to the prior reserve of $38,000.

The Company is now in a monitoring-only stage of the remediation (where periodic measurements are taken by environmental consultants to determine the effectiveness of the remediation), and the existing reserve contemplates the remaining expected expenses, based upon advice from the Company’s environmental consultants, as of January 31, 2005.

The following table is a recap of the financial impact of the Company’s environmental activities:

	Year ended January 31,
	2005	2004	2003
Beginning reserve balance	$ 38,000	$ 38,000	$ 10,000
Costs incurred	(25,000)	(19,000)	(54,000)
Replenish reserve for costs incurred	25,000	19,000	54,000
Increase in estimate	60,000	-	28,000
Ending reserve balance	$ 98,000	$ 38,000	$ 38,000

At January 31, 2005, the Company was committed to future purchases of approximately $6,777,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.  A tabular presentation is as follows:

Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Purchase Commitments	$ 6,777,000	$ 6,408,000	$ 339,000	$ 30,000	$ -

The Company entered into various operating leases in fiscal years 2003 and 2002 to lease certain equipment.  No new leases occurred during fiscal year 2005 or 2004.  Total rental expense was approximately $398,000, $412,000 and $329,000 for the years ended January 31, 2005, 2004 and 2003, respectively. The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2005 are as follows:

Minimum Lease Payments

Operating Leases
2006 ……………………………………………………………………………	$ 398,000
2007 ……………………………………………………………………………	350,000
2008 ……………………………………………………………………………	70,000

Total Minimum Lease Payments ……………………………………	$ 818,000

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

As described in Note 14 below, on April 1, 2005, the Company and the other named defendants in the litigation filed a Notice of Settlement with the court, confirming that all parties had executed a Memorandum of Understanding (“MOU”) with the plaintiffs to settle the litigation.

The Company’s Board of Directors has approved Employment Agreements between the Company and four of its executive officers: David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo. The Employment Agreements became effective on May 14, 2003, each for a three-year period of time, which is automatically renewed on the anniversary date for another term of three years unless either party gives notice of termination at least 180 days in advance of the anniversary date.

From time to time the Company may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

14. Subsequent Events

On April 1, 2005, the Company and the other named defendants in the litigation filed a Notice of Settlement with the court, confirming that all parties had executed a Memorandum of Understanding (“MOU”) with the plaintiffs to settle the litigation.  The MOU provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  The settlement is subject to preliminary and final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

On April 3, 2005, the Company was informed of the death of one of its directors, William C. Parker.  Mr. Parker had served as a director of the Company since 1995.  The passing of Mr. Parker will result in a reduction in a pension liability that was initially recorded in the fourth quarter of the 2004 fiscal year of approximately $78,000, which the Company plans to recognize in its financial statements in its fiscal quarter ending April 29, 2005.

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida, by Matilda Franzitta, asserting that she is a shareholder acting on behalf of the Company, which is a nominal defendant, and naming as defendants certain present and past officers, directors and employees, some of whom also were named as defendants in the pending federal securities class action litigation, and the Company’s former auditor and that firm’s partner in charge of the Company’s audit.

The Complaint alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audit during most of that time.

The Company is in the process of evaluating the various claims and is hopeful it still will be able to consummate the shareholder federal class action litigation settlement, in the manner announced by the Company in its press release on April 5, 2005, as filed on Form 8-K on that date.  However, at this time, the Company is unable to determine what effect, if any, the derivative suit will have on its ability to consummate such settlement.

15. Quarterly Data (unaudited)

Set forth below are the Company’s quarterly data for the years ended January 31, 2005 and 2004.

	Quarter Ended
	April 30	July 30	October 29	January 31 (1)

2005
Net sales ………………………………………	$ 7,096,000	$ 7,937,000	$ 8,139,000	$ 7,549,000
Gross profit ………………………………………	2,008,000	2,717,000	2,070,000	1,272,000
Income from operations ………………………	229,000	444,000	273,000	(875,000)
Net income ………………………………………	209,000	903,000	212,000	217,000
Earnings per share (EPS) – basic ………	0.05	0.23	0.05	0.06
Earnings per share (EPS) – diluted ………	0.05	0.23	0.05	0.06

	April 30	July 31	October 31	January 31 (2)
2004
Net sales ………………………………………	$ 8,744,000	$ 7,746,000	$ 7,972,000	$ 6,651,000
Gross profit ………………………………………	2,913,000	2,196,000	2,127,000	1,383,000
Income from operations ………………………	570,000	(298,000)	(286,000)	212,000
Net income ………………………………………	503,000	(342,000)	(301,000)	682,000
Earnings per share (EPS) – basic ………	0.13	(0.09)	(0.08)	0.17
Earnings per share (EPS) – diluted ………	0.13	(0.09)	(0.08)	0.17

(1) Results for the fiscal quarter ended January 31, 2005 include the accrual of approximately $800,000 for the settlement of the class action litigation and estimated losses on the JSF program of approximately $201,000.

(2) Results for the fiscal quarter ended January 31, 2004 include a reduction in audit fees from PricewaterhouseCoopers of approximately $674,000.

16. Fourth Quarter Adjustments

During the fourth quarter of fiscal year 2005, the Company recorded certain material adjustments to its financial statements, as follows:

1.

The Company has accrued a provision of approximately $800,000 in anticipation of a settlement of its pending class action litigation.  This provision is reflected in the financial statements as a charge to Other income/(expense) and an increase to other accrued liabilities.

2.

The Company has recorded an adjustment to revise its estimate at completion for the JSF program, as a result of discussions during January 2005 with the Company’s customer for the JSF program.   The discussions culminated in requirements for design changes in the multifunction probe that the Company is designing for the JSF, and the Company has increased its estimate of costs to complete the project by approximately $1,186,000.  As a result, estimated total program costs exceed estimated program revenues by approximately $201,000.  The Company has recognized this loss in its consolidated financial statements for the fiscal year ended January 31, 2005.

3.

For the fiscal year ended January 31, 2005, the Company revised its estimate with respect to the future utilization of its deferred tax assets as the Company believes it is more likely than not that all of its deferred tax benefits will be realized within its next three fiscal years.  As a consequence, the Company reduced its deferred tax valuation allowance from approximately $974,000 to $0 at the conclusion of the fiscal year ended January 31, 2005.  The Company made this determination based upon the amount of the deferred tax assets as of January 31, 2005 as well as the Company’s estimate of future taxable income during the three fiscal years subsequent to the 2005 fiscal year.

Supplemental Schedule of Valuation Accounts

Allowance for Doubtful Accounts

	For the year ended January 31,
	2005	2004	2003
Beginning Reserve Balance ……………………………………………………	$ 152,000	$ 372,000	$ 81,000
Amounts Written Off ……………………………………………………………	(147,000)	(147,000)	-
Amounts Charged (Credited) to Operations ……………………………	9,000	(73,000)	291,000
Ending Reserve Balance ……………………………………………………………	$ 14,000	$ 152,000	$ 372,000

Reserve for Obsolete and Slow-Moving Inventory

	For the year ended January 31,
	2005	2004	2003
Beginning Reserve Balance ……………………………………………………	$1,426,000	$3,553,000	$3,233,000
Amounts Charged (Credited) to Operations ……………………………	(1,025,000)	(2,127,000)	320,000
Ending Reserve Balance ……………………………………………………………	$ 401,000	$1,426,000	$3,553,000

Environmental

	For the year ended January 31,
	2005	2004	2003
Beginning Reserve Balance ……………………………………………………	$ 38,000	$ 38,000	$ 10,000
Amounts Charged (Credited) to Operations ……………………………	60,000	-	28,000
Ending Reserve Balance ……………………………………………………………	$ 98,000	$ 38,000	$ 38,000

Warranty

	For the year ended January 31,
	2005	2004	2003
Beginning Reserve Balance ……………………………………………………	$ 150,000	$ 50,000	$ 20,000
Amounts Charged (Credited) to Operations ……………………………	-	100,000	30,000
Ending Reserve Balance ……………………………………………………………	$ 150,000	$ 150,000	$ 50,000

Sales Returns

	For the year ended January 31,
	2005	2004	2003
Beginning Reserve Balance ……………………………………………………	$ 75,000	$ 75,000	$ -
Amounts Charged (Credited) to Operations ……………………………	(37,000)	-	75,000
Ending Reserve Balance ……………………………………………………………	$ 38,000	$ 75,000	$ 75,000

Deferred Tax Asset Valuation Allowance

	For the year ended January 31,
	2005	2004	2003
Beginning Reserve Balance ……………………………………………………	$ 974,000	$1,504,000	$1,906,000
Amounts Charged (Credited) to Operations ……………………………	(974,000)	(530,000)	(402,000)
Ending Reserve Balance, as restated ……………………………………	$ -	$ 974,000	$1,504,000