Form 10-Q
period 2005-04-29
AEROSONIC CORP /DE/
filed 2005-05-31
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2005

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

As of May 16, 2005, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

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

Significant Events.

Note 7 of Item 1 of Part I and Item 1 of Part II of this report include discussions of: (i) a securities class action lawsuit filed in the Federal District Court of the Middle District of Florida against Aerosonic Corporation (the “Company”), PricewaterhouseCoopers LLP, the Company’s former auditor, and four former employees of the Company, two of whom were directors (the “Federal Class Action”), and (ii) a derivative lawsuit filed in a Florida state court by Matilda Franzitta, asserting that she is a shareholder acting on behalf of the Company, which is a nominal defendant, and naming as defendants certain present and past officers, directors and employees, some of whom also were named as defendants in the Federal Class Action, and the Company’s former auditor and that firm’s partner in charge of certain of the Company’s audits (the “Franzitta Suit”).

On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court, confirming that all parties had executed a Memorandum of Understanding (“MOU”) with the plaintiffs to settle the Federal Class Action.  The MOU provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of April 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  The settlement is subject to preliminary and final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

On April 3, 2005, the Company was informed of the death of one of its directors, William C. Parker.  Mr. Parker had served as a director of the Company since 1995.  The passing of Mr. Parker resulted in a reduction in a pension liability that was initially recorded in the fourth quarter of the 2004 fiscal year of approximately $78,000, which the Company recognized in its financial statements in its fiscal quarter ended April 29, 2005.

On April 6, 2005, Aerosonic became aware of the Franzitta Suit filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida.  The Franzitta Suit alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audits during most of that time.

The Company is in the process of evaluating the various claims of the Franzitta Suit and is hopeful it still will be able to consummate the Federal Class Action settlement in the manner announced by the Company in its press release on April 5, 2005, as filed on Form 8-K on that date.  However, at this time, the Company is unable to determine what effect, if any, the Franzitta Suit will have on its ability to consummate such settlement.

Item 1

Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29, 2005	January 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 734,000	$ 840,000
Receivables, net of allowance for doubtful accounts of $14,000	5,765,000	3,708,000
Income tax receivable	599,000	899,000
Costs less estimated losses in excess of billings	1,132,000	1,942,000
Inventories	5,597,000	5,483,000
Prepaid expenses	257,000	198,000
Deferred income taxes	1,236,000	1,236,000
Total current assets	15,320,000	14,306,000
Property, plant and equipment, net	3,758,000	3,842,000
Deferred income taxes	123,000	123,000
Other assets, net	263,000	192,000
Total assets	$ 19,464,000	$ 18,463,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$ 230,000	$ 243,000
Accounts payable, trade	1,566,000	1,600,000
Compensation and benefits	1,107,000	938,000
Income taxes payable	175,000	-
Accrued expenses and other liabilities	2,716,000	2,404,000
Total current liabilities	5,794,000	5,185,000
Long-term debt and notes payable due after one year	2,737,000	2,794,000
Total liabilities	8,531,000	7,979,000
Commitments and contingencies
Stockholders’ equity:
Common stock $.40 par value: shares authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019	1,595,000	1,595,000
Additional paid-in capital	4,559,000	4,559,000
Retained earnings	5,475,000	5,026,000
Less treasury stock: 65,243 shares, at cost	(696,000)	(696,000)
Total stockholders’ equity	10,933,000	10,484,000
Total liabilities and stockholders’ equity	$ 19,464,000	$ 18,463,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended
	April 29, 2005	April 30, 2004

Revenue, net	$ 9,075,000	$ 7,096,000
Cost of sales	6,550,000	5,088,000
Gross profit	2,525,000	2,008,000
Selling, general and administrative expenses	1,813,000	1,779,000
Operating income	712,000	229,000
Other income (expense):
Interest expense, net	(43,000)	(6,000)
Miscellaneous income	55,000	121,000
	12,000	115,000
Income before income taxes	724,000	344,000
Income tax expense	(275,000)	(135,000)
Net income	$ 449,000	$ 209,000
Basic and diluted earnings per share	$ 0.11	$ 0.05
Basic and diluted weighted average shares outstanding	3,921,019	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended
	April 29, 2005	April 30, 2004
Cash flow from operating activities:
Net income	$ 449,000	$ 209,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	112,000	163,000
Amortization	9,000	2,000
Changes in assets and liabilities:
Receivables	(2,057,000)	(385,000)
Income taxes receivable and payable	475,000	825,000
Costs less estimated losses in excess of billings	810,000	(627,000)
Inventories	(114,000)	205,000
Prepaid expenses	(59,000)	(31,000)
Capitalized software costs and other assets	(80,000)	(96,000)
Accounts payable, trade	(34,000)	(1,627,000)
Compensation and benefits	169,000	151,000
Accrued expenses and other liabilities	312,000	(267,000)
Net cash used in operating activities	(8,000)	(1,478,000)

Cash flow from investing activities:
Capital expenditures	(28,000)	(73,000)
Net cash used in investing activities	(28,000)	(73,000)

Cash flow from financing activities:
Proceeds/(payments) on revolving credit facilities	-	(55,000)
Proceeds from issuance of long-term debt	-	626,000
Principal payments on long-term debt and notes payable	(70,000)	-
Net cash provided by/(used in) financing activities	(70,000)	571,000

Net decrease in cash and cash equivalents	(106,000)	(980,000)
Cash and cash equivalents at beginning of period	840,000	1,276,000
Cash and cash equivalents at end of period	$ 734,000	$ 296,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 47,000	$ 47,000
Income taxes	-	-
Non cash investing and financing activities:
Debt refinance	$ -	$ 3,326,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The April 29, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (the “2005 Form 10-K”) that the Company filed with the SEC on April 18, 2005. Operating results for the three months ended April 29, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

Note 2 – Business

The Company is principally engaged in one business segment: The manufacture and service of aircraft instruments. The Company consists of three operating divisions in three locations. The divisions are: the Clearwater, Florida Instrument Division (“Clearwater Instruments”), the Aerosonic Wichita, Kansas Division (“Kansas Instruments”) and Avionics Specialties, Inc., a Virginia corporation wholly owned by the Company (“Avionics”).

Clearwater Instruments primarily manufactures altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Kansas Instruments is the source inspection location for the Company’s Wichita customers and is the primary location for Clearwater Instruments’ repair business. Avionics maintains three major product lines: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems.

During the three months ended April 29, 2005 and April 30, 2004, sales to Lockheed represented approximately 14% and 20% of total revenues, respectively.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the first quarter mean the first quarter ended on the last Friday of April of the referenced fiscal year. For example, references to the first quarter of fiscal year 2006 mean the first quarter ended April 29, 2005.

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

Inventories at April 29, 2005 and January 31, 2005 consisted of the following:

	April 29, 2005	January 31, 2005

Raw materials	$ 3,577,000	$ 3,475,000
Work in process	2,311,000	2,276,000
Finished goods	101,000	133,000
Reserve for obsolete and slow moving inventory	(392,000)	(401,000)
	$ 5,597,000	$ 5,483,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated losses to date on this contract as of April 29, 2005 and January 31, 2005 are as follows:

	April 29, 2005	January 31, 2005
Costs incurred to date	$ 12,711,000	$ 11,493,000
Estimated losses	(704,000)	(201,000)
	12,007,000	11,292,000
Less billings to date	(10,875,000)	(9,350,000)
Costs less estimated losses in excess of billings	$ 1,132,000	$ 1,942,000

Following the revision to the Company’s estimate at completion for the JSF program in January 2005, the Company was required to resolve a number of action items that originated from a critical design review that occurred during February 2005.  These action items required considerable resources of the Company to provide a satisfactory resolution for the program customer, and were the primary driver of the increase in costs during the quarter ended April 29, 2005.  The estimated costs of the project increased by approximately $503,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $704,000.  The Company has recognized the additional $503,000 loss in its financial statements for the quarter ended April 29, 2005.

During the quarter ended April 29, 2005, the Company also developed a solution for a significant design element that it expects will reduce program costs.  Initially, the Company believed that the reduction in costs could be recognized during the quarter, but discussions with the customer during the fourth week of April 2005 resulted in a requirement that the solution successfully pass certain testing procedures prior to the solution being formally accepted as a design change.  Since the first opportunity to conduct these testing procedures would not occur until June 2005, the Company did not recognize any of the potential cost savings associated with this potential design improvement.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,336,000.  As of April 29, 2005, based on project progress, the Company has recognized revenues of approximately $12,007,000 for the JSF project.  The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s costs.  The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time.

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

Note 5– Accrued Expenses

Accrued expenses as of April 29, 2005 and January 31, 2005 were approximately $2,716,000 and $2,404,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	April 29, 2005	January 31, 2005

Product development programs	$ 1,257,000	$ 886,000
Shareholder litigation (See Note 7)	800,000	800,000
Other accrued expenses	659,000	718,000
	$ 2,716,000	$ 2,404,000

Note 6 – Long Term Debt and Notes Payable

The Company’s credit facilities are with Wachovia Bank, N.A. (“Wachovia”).  The facilities total approximately $5.7 million, and include a 15 year term loan of approximately $3.0 million that is collateralized by the Company’s real estate in Clearwater, Florida, a revolving credit facility of approximately $2.5 million, and a seven year equipment loan of approximately $0.2 million.  All of the Company’s other assets (i.e., other than the Clearwater real estate) are subject to liens collateralizing all three of the loans from Wachovia.  This includes all assets of Avionics Specialties, Inc., the Company’s wholly owned subsidiary.

Long term debt and notes payable at April 29, 2005 and January 31, 2005 consisted of the following:

	April 29, 2005	January 31, 2005

Mortgage note payable - Wachovia	$ 2,783,000	$ 2,833,000
Equipment term loan	184,000	191,000
Capitalized leases	-	13,000
	2,967,000	3,037,000
Less current maturities	230,000	243,000
Long-term debt and notes payable, less current maturities	$ 2,737,000	$ 2,794,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of April 29, 2005, the Company was in compliance with these financial covenants.

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

Note 7 – Commitments and Contingencies

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2005, all existing reserve balances had been utilized. Based upon information provided by the Company’s environmental consultants, management estimated that the Company will incur post-remediation monitoring expenses of approximately $98,000, for which a reserve was established as of January 31, 2005.   As of April 29, 2005, this reserve remains at $98,000.

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of April 29, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 7,062,000	$ 6,850,000	$ 188,000	$ 24,000	$ -
Long-term debt	2,967,000	230,000	460,000	460,000	1,817,000
Operating leases	718,000	398,000	320,000	-	-
Total	$10,747,000	$ 7,478,000	$ 968,000	$ 484,000	$ 1,817,000

A securities class action lawsuit in the Federal District Court of the Middle District of Florida remains pending against the Company, PricewaterhouseCoopers LLP, the Company’s former auditor, and four former employees of the Company, two of whom were directors (the “Federal Class Action”).  On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court, confirming that all parties had executed a Memorandum of Understanding (“MOU”) with the plaintiffs to settle the litigation.  The MOU provided for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of April 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  The settlement is subject to preliminary and final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

On April 3, 2005, the Company was informed of the death of one of its directors, William C. Parker.  Mr. Parker had served as a director of the Company since 1995.  The passing of Mr. Parker resulted in a reduction in a pension liability that was initially recorded in the fourth quarter of the 2004 fiscal year of approximately $78,000, which the Company recognized in its financial statements in its fiscal quarter ended April 29, 2005.

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida, by Matilda Franzitta, asserting that she is a shareholder acting on behalf of the Company, which is a nominal defendant, and naming as defendants certain present and past officers, directors and employees, some of whom also were named as defendants in the Federal Class Action, and the Company’s former auditor and that firm’s partner in charge of certain of the Company’s audits (the “Franzitta Suit”).  The Complaint alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audits during most of that time.

The Company is in the process of evaluating the various claims in the Franzitta Suit and is hopeful it still will be able to consummate the Federal Class Action settlement in the manner announced by the Company in its press release on April 5, 2005, as filed on Form 8-K on that date.  However, at this time, the Company is unable to determine what effect, if any, the Franzitta Suit will have on its ability to consummate such settlement.

Note 8 – Subsequent Events

The Company’s revolving credit facility with Wachovia, which was set to expire June 1, 2005, was renewed effective May 16, 2005.  The limit of this facility remains at $2.5 million, while the expiration date is June 30, 2006.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the first quarter increased approximately $1,979,000 when compared to the first quarter of fiscal year 2005. This resulted primarily from core instrument sales increasing by approximately $2,234,000 and revenue from the Joint Strike Fighter (“JSF”) development program decreasing by approximately $313,000, as compared to the first quarter of fiscal year 2005. The core instrument revenue increases were due to increased production throughput in the Company’s Clearwater and Charlottesville operations.  The reduction in revenues on the JSF program was due to slower progress on completion of the probe design.

Gross profit for the three months ended April 29, 2005 increased by approximately 26%, or approximately $517,000, when compared to the first quarter of fiscal year 2005.  Approximately $560,000 of this change is due to an increase in volume, while changes in sales mix as well as lower margins on the JSF program partially offset this volume-related increase.

Selling, general and administrative expenses for the first quarter increased approximately $34,000 when compared to the three months ended April 30, 2004.  This increase is attributable to increased costs for insurance coverage as well as slight increases in salaries and benefits, and these increases are partially offset by lower costs for travel and entertainment.

Net interest expense increased approximately $37,000 for the three months ended April 29, 2005 when compared to the three months ended April 30, 2004.  The current quarter results reflect a normal level of net interest expense, while the three months ended April 30, 2004 included the one-time receipt of interest payments of approximately $41,000 in conjunction with the Company’s receipt of income tax refunds during that period.

Miscellaneous income decreased approximately $66,000 for the three months ended April 29, 2005 when compared to the three months ended April 30, 2004.  Foreign exchange gains on British Pound-denominated accounts receivable and bank deposits represent nearly all of the current quarter’s miscellaneous income.  During the three months ended April 30, 2004, the Company’s miscellaneous income of approximately $121,000 was comprised of a gain on the sale of its Engine Vibration Monitoring System (“EVMS”) product line inventory, the settlement of a claim that was previously asserted by Mrs. Miriam Frank, widow of the Company’s founder, Herbert J. Frank and capitalized loan costs that were written off concurrent with the refinancing of the Company’s debt with Wachovia in February 2004.

Income tax expense increased approximately $140,000 for the three months ended April 29, 2005 when compared to the three months ended April 30, 2004.  This increase is primarily due to an increase in taxable income in the current quarter, when compared to the three months ended April 30, 2004.

Liquidity and Capital Resources

Cash used in operating activities was approximately $8,000 for the three months ended April 29, 2005 a decrease of approximately $1,470,000 when compared to the three months ended April 30, 2004. This decrease in cash usage is primarily attributable to:

—

An increase in net income of approximately $240,000

—

An increase due to accounts payable of approximately $1,593,000 as the Company maintained a substantial majority of accounts as current, whereas the Company expended a considerable amount of cash in the three months ended April 30, 2004 to bring its accounts payable obligations to a current status

—

An increase due to accrued expenses and other liabilities of approximately $579,000 due primarily to increases in liabilities to suppliers for the JSF contract

—

A decrease due to accounts receivable of approximately $1,672,000 resulting from a significant increase in sales volume, a majority of which is due to billings related to the JSF program that occurred in the last half of April 2005

—

A decrease due to net income taxes receivable and payable of approximately $350,000 due to a reduced level of income tax refund receipts

—

An increase in compensation and benefits liabilities of approximately $18,000

—

An increase due to a reduction in costs less estimated losses in excess of billings of approximately $1,437,000 resulting from substantial invoicing related to the achievement of certain project milestones for the JSF program during the current quarter

—

A decrease of approximately $319,000 due to increases in inventories

Cash used in investing activities decreased approximately $45,000 due to lower investment in Machinery and Equipment.

Cash used by financing activities increased approximately $641,000 when compared to the three months ended April 30, 2004 as the Company’s current quarter activity was confined to the scheduled repayment of long-term debt obligations while the Company had completed a refinancing of its debt obligations in the first quarter of fiscal 2005.

Future capital requirements depend on numerous factors, including research and development, expansion of product lines, the resolution of the recently filed class action suits and potential related litigation, and other factors. Management believes that cash and cash equivalents, together with the Company’s current borrowing arrangements will provide for these necessary expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

The Company’s ability to maintain sufficient liquidity in fiscal year 2006 and beyond is highly dependent upon achieving expected operating results.  Failure to successfully achieve these results could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2006, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of April 29, 2005 and January 31, 2005, management does not believe that any assets are impaired.

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

Management also uses estimates in calculating the percentage of completion of the JSF program.  These estimates have a significant impact on “Costs less estimated losses in excess of billings” included in the Company’s consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of April 29, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 7,062,000	$ 6,850,000	$ 188,000	$ 24,000	$ -
Long-term debt	2,967,000	230,000	460,000	460,000	1,817,000
Operating leases	718,000	398,000	320,000	-	-

Total	$10,747,000	$ 7,478,000	$ 968,000	$ 484,000	$ 1,817,000

Item 3

Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points.  Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities.  As an example, the prevailing rate for one-month LIBOR at April 29, 2005 was approximately 3.08%.  Therefore, the Company’s borrowing cost under its existing debt facilities as of April 29, 2005 was 6.08%.  For each $1.0 million of borrowing at the January 31, 2005 one-month LIBOR interest rate, the Company’s annual interest cost would be $60,800.  Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements.  Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

Item 4

Controls and Procedures.

As of April 29, 2005, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

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

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation" (the “Federal Class Action”), appointing Lead Plaintiffs (the "Miville Group"), approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.)  On April 27, 2004, Lead Plaintiffs filed an amended and consolidated class action complaint that alleges violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects.  The amended complaint also added as a defendant, Andrew Nordstrud, a former employee of the Company.  On June 28, 2004, the Company responded to the amended complaint by filing a motion to dismiss, and each of the other defendants also moved to dismiss the amended complaint.  On August 27, 2004 Lead Plaintiffs filed a memorandum of law as a comprehensive opposition to the motion to dismiss.

On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court, confirming that all parties had executed a Memorandum of Understanding (“MOU”) with the plaintiffs to settle the Federal Class Action.  The MOU provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of April 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  The settlement is subject to preliminary and final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

Derivative Suit

On April 6, 2005, Aerosonic became aware of a Derivative Complaint (the “Franzitta Suit”) filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida, by Matilda Franzitta, asserting that she is a shareholder acting on behalf of the Company, which is a nominal defendant, and naming as defendants certain present and past officers, directors and employees, some of whom also were named as defendants in the Federal Class Action, and the Company’s former auditor and that firm’s partner in charge of certain of the Company’s audits.

The Franzitta Suit alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audits during most of that time.

The Company is in the process of evaluating the various claims in the Franzitta Suit and is hopeful it still will be able to consummate the Federal Class Action settlement in the manner announced by the Company in its press release on April 5, 2005, as filed on Form 8-K on that date.  However, at this time, the Company is unable to determine what effect, if any, the Franzitta Suit will have on its ability to consummate such settlement.

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

(a) The following documents are filed as part of this Quarterly Report:

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

31.1

Section 302 Certifications

31.2

Section 302 Certifications

32.1

Section 906 Certifications

32.2

Section 906 Certifications

(b) Reports on Form 8-K

During the first quarter of fiscal year 2006, the Company filed or furnished to the Securities and Exchange Commission Current Reports on Form 8-K as follows:

On April 5, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5.02 disclosing the death of William C. Parker, a member of the Company’s Board of Directors.

On April 5, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 8.01 disclosing the execution of a memorandum of understanding to settle its pending class action litigation.  The Company’s April 5, 2005 press release announcing the preliminary settlement was attached as an exhibit to this current report on Form 8-K.

On April 11, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 7.01 disclosing that on April 6, 2005 the Company had become aware of the filing of a Derivative Complaint by a shareholder acting on behalf of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 31, 2005

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini

Chairman, President and Chief Executive Officer

Date:  May 31, 2005

AEROSONIC CORPORATION

/s/  Gary E. Colbert

Gary E. Colbert

Executive Vice President and Chief Financial Officer