Form 10-Q
period 2005-07-29
AEROSONIC CORP /DE/
filed 2005-08-26
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ⌧

As of August 25, 2005, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

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

Significant Events

On July 13, 2005, all parties to the securities class action lawsuit in the Federal District Court of the Middle District of Florida (the “Federal Class Action”) filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of July 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.  The settlement is subject to final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

On July 11, 2005, the plaintiffs of a Derivative Complaint filed by Matilda Franzitta (the “Franzitta Suit”) voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provides the Company appoint a new independent director to its board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provides for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which is required to be paid by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  The settlement is subject to final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

Note 9 of Item 1 of Part I of this report include discussions of: (i) a securities class action lawsuit filed against the Company, PricewaterhouseCoopers LLP, the Company’s former independent accountant, and four former employees of the Company, two of whom were directors, and (ii) a derivative suit filed against certain present and former directors, officers, and employees of the Company as well as PricewaterhouseCoopers LLP, the Company’s former independent accountant.

Item 1  Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29, 2005	January 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents …………………………………………………………	$ 2,759,000	$ 840,000
Receivables, net of allowance for doubtful accounts of $14,000 …………………………………………………………………………………………	5,513,000	3,708,000
Income taxes receivable …………………………………………………………………	292,000	899,000
Costs less estimated losses in excess of billings …………………………	732,000	1,942,000
Inventories …………………………………………………………………………………………	5,852,000	5,483,000
Prepaid expenses …………………………………………………………………………	332,000	198,000
Deferred income taxes …………………………………………………………………	1,236,000	1,236,000
Total current assets …………………………………………………………………	16,716,000	14,306,000
Property, plant and equipment, net …………………………………………………………	3,698,000	3,842,000
Deferred income taxes …………………………………………………………………………	123,000	123,000
Capitalized software costs and other assets, net …………………………………	176,000	192,000
Total assets …………………………………………………………………………	$ 20,713,000	$ 18,463,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year …………	$ 230,000	$ 243,000
Accounts payable, trade …………………………………………………………………	2,550,000	1,600,000
Compensation and benefits …………………………………………………………	933,000	938,000
Income taxes payable …………………………………………………………………	476,000	-
Accrued expenses and other liabilities …………………………………………	2,400,000	2,404,000
Total current liabilities …………………………………………………………	6,589,000	5,185,000
Long-term debt and notes payable due after one year …………………………	2,679,000	2,794,000
Other long-term liabilities …………………………………………………………………	30,000	-
Total liabilities …………………………………………………………………………	9,298,000	7,979,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock $0.40 par value: authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019 …………………	1,595,000	1,595,000
Additional paid-in capital …………………………………………………………	4,559,000	4,559,000
Retained earnings …………………………………………………………………………	5,957,000	5,026,000
Less treasury stock: 65,243 shares, at cost …………………………………	(696,000)	(696,000)
Total stockholders’ equity …………………………………………………	11,415,000	10,484,000
Total liabilities and stockholders’ equity …………………………	$ 20,713,000	$ 18,463,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004

Revenue, net ………………………………………………………	$ 8,977,000	$ 7,937,000	$ 18,052,000	$ 15,033,000
Cost of revenue ………………………………………………	5,966,000	5,220,000	12,516,000	10,308,000
Gross profit ………………………………………………	3,011,000	2,717,000	5,536,000	4,725,000
Selling, general and administrative expenses	2,175,000	2,273,000	3,988,000	4,052,000
Operating income ………………………………	836,000	444,000	1,548,000	673,000
Other income (expense):
Interest expense, net ………………………………	(30,000)	(46,000)	(73,000)	(52,000)
Miscellaneous income (expense) ………	(15,000)	1,058,000	40,000	1,179,000
	(45,000)	1,012,000	(33,000)	1,127,000
Income before income taxes ………………………	791,000	1,456,000	1,515,000	1,800,000
Income tax expense ………………………………………	(309,000)	(553,000)	(584,000)	(688,000)
Net income ………………………………………………	$ 482,000	$ 903,000	$ 931,000	$ 1,112,000

Average shares outstanding
Basic ………………………………………………………	3,921,019	3,921,019	3,921,019	3,921,019
Diluted ………………………………………………………	3,921,019	3,921,019	3,921,019	3,921,019

Earnings per share
Basic ………………………………………………………	$ 0.12	$ 0.23	$ 0.24	$ 0.28
Diluted ………………………………………………………	$ 0.12	$ 0.23	$ 0.24	$ 0.28

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	July 29, 2005	July 30, 2004
Cash flow from operating activities:
Net income …………………………………………………………………………………………	$ 931,000	$ 1,112,000
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Allowance for doubtful accounts …………………………………………	-	(140,000)
Depreciation …………………………………………………………………………………	335,000	303,000
Amortization …………………………………………………………………………………	13,000	27,000
Loss on disposal of property …………………………………………………	8,000	-
Changes in assets and liabilities:
Receivables …………………………………………………………………………………	(1,805,000)	(819,000)
Income taxes receivable and payable …………………………………	1,083,000	1,077,000
Costs less estimated losses in excess of billings …………………	1,210,000	(541,000)
Inventories …………………………………………………………………………………	(369,000)	(21,000)
Prepaid expenses …………………………………………………………………………	(134,000)	2,000
Capitalized software costs and other assets …………………………	3,000	(73,000)
Accounts payable, trade …………………………………………………………	950,000	(1,283,000)
Compensation and benefits …………………………………………………	(5,000)	232,000
Accrued expenses and other liabilities …………………………………	26,000	(723,000)
Net cash provided by/ (used in) operating activities …	2,246,000	(847,000)

Cash flow from investing activities:
Proceeds from the sale of property …………………………………………………	2,000	-
Capital expenditures …………………………………………………………………	(201,000)	(148,000)
Net cash used in investing activities …………………………	(199,000)	(148,000)

Cash flow from financing activities:
Proceeds/ (payments) from revolving credit facilities …………………	-	(400,000)
Proceeds from issuance of long-term debt …………………………………	-	621,000
Principal payments on long-term debt and notes payable …………	(128,000)	(70,000)
Net cash provided by/ (used in) financing activities …	(128,000)	151,000

Net increase/ (decrease) in cash and cash equivalents …………………	1,919,000	(844,000)
Cash and cash equivalents at beginning of period …………………………	840,000	1,276,000
Cash and cash equivalents at end of period …………………………………	$ 2,759,000	$ 432,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest …………………………………………………………………………………………………	$ 92,000	$ 94,000
Income taxes …………………………………………………………………………………	$ -	$ 300,000
Non cash investing and financing activities:
Acquisition of property through issuance of note payable …………	$ -	$ 211,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) for the three months and the six months ended July 29, 2005 and July 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The July 29, 2005 consolidated balance sheet has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (the “2005 Form 10-K”) that the Company filed with the SEC on April 18, 2005. Operating results for the three months and six months ended July 29, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

Note 2 – Business

The Company is principally engaged in one business segment which is the manufacture and service of aircraft instruments. The Company consists of three operating divisions in three locations. The divisions are: the Clearwater, Florida Instrument Division (“Clearwater Instruments”), the Aerosonic Wichita, Kansas Division (“Kansas Instruments”) and Avionics Specialties, Inc., a Virginia corporation wholly owned by the Company (“Avionics”).

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

During the three months ended July 29, 2005, sales to Lockheed Martin Corporation (“Lockheed”) represented approximately 12% of total revenues and sales to The Boeing Company represented approximately 10% of total revenues.  During the three months ended July 30, 2004, sales to Lockheed Martin Corporation represented approximately 14% of total revenues and sales to Mid-Continent Instrument Company Inc. represented approximately 10% of total revenues.  During the six months ended July 29, 2005 and July 30, 2004, sales to Lockheed represented approximately 18% and 17% of total revenues, respectively.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the second quarter mean the second quarter ended on the last Friday of July in the referenced fiscal year. For example, references to the second quarter of fiscal year 2006 mean the second quarter ended July 29, 2005.

Note 3 – Inventories

Inventories are stated at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value.  Cost is determined using a method that approximates the first-in, first-out method. Provisions are made for any inventory deemed excess or obsolete. Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. At fiscal year end, these estimates are affected by the nature of the operation at which the items are located and the time at which a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal year ended January 31, 2005. For interim reporting periods, the Company utilizes monthly work in process inventory reports to estimate the value of such inventories.

Inventories at July 29, 2005 and January 31, 2005 consisted of the following:

	July 29, 2005 (unaudited)	January 31, 2005
Raw materials ………………………………………………………………………………	$ 3,831,000	$ 3,475,000
Work in process ………………………………………………………………………………	2,364,000	2,276,000
Finished goods ………………………………………………………………………………	100,000	133,000
Reserve for obsolete and slow moving inventory ………………………	(443,000)	(401,000)

	$ 5,852,000	$ 5,483,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated losses to date on this contract as of July 29, 2005 and January 31, 2005 are as follows:

	July 29, 2005 (unaudited)	January 31, 2005
Costs incurred to date ……………………………………………………………………	$ 13,742,000	$ 11,493,000
Estimated losses ……………………………………………………………………………	(1,442,000)	(201,000)
	12,300,000	11,292,000
Less billings to date ……………………………………………………………………………	(11,568,000)	(9,350,000)
Costs less estimated losses in excess of billings ……………………………	$ 732,000	$ 1,942,000

During the quarter ended April 29, 2005, the Company developed a solution for a significant design element that it expects will reduce program costs.  The Company believed that the reduction in costs could be recognized during the quarter ended July 29, 2005 after testing procedures were conducted prior to the solution being formally accepted as a design change by the project customer.  The Company had planned to conduct these testing procedures in June 2005, but the testing facility at which the tests were to be conducted suffered a catastrophic failure shortly before the testing was scheduled to begin.  As a result, testing of this solution has been delayed until the third quarter of fiscal year 2006.  Consequently, the Company has not yet recognized any of the potential cost savings associated with this potential design improvement.

In addition to the delays caused by the unavailability of testing facilities and the incurrence of engineering and manufacturing costs to improve the producibility and the reliability of the probe design, the Company has recognized a loss of approximately $184,000 to provide for expected future costs during the remainder of the program to complete the engineering design and production of the probes.

As a result of the foregoing, the estimated costs of the project increased by approximately $738,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $1,442,000.  The Company has recognized the increase in estimated project costs of $738,000 in its financial statements during the quarter ended July 29, 2005.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,336,000.  As of July 29, 2005, based on project progress, the Company has recognized revenues of approximately $12,300,000 for the JSF project.  The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s costs.  The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time.

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

Note 5– Accrued Expenses

Accrued expenses as of July 29, 2005 and January 31, 2005 were approximately $2,400,000 and $2,404,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	July 29, 2005 (unaudited)	January 31, 2005
Product development programs …………………………………………………	$ 981,000	$ 886,000
Shareholder litigation (See Note 9) …………………………………………	800,000	800,000
Other accrued expenses …………………………………………………………	619,000	718,000
	$ 2,400,000	$ 2,404,000

Note 6– Long Term Debt and Notes Payable

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

Long term debt and notes payable at July 29, 2005 and January 31, 2005 consisted of the following:

	July 29, 2005 (unaudited)	January 31, 2005
Mortgage note payable – Wachovia ……………………………………	$ 2,733,000	$ 2,833,000
Equipment note payable – Wachovia ……………………………………	176,000	191,000
Capitalized leases ……………………………………………………………………	-	13,000
	2,909,000	3,037,000
Less current maturity ……………………………………………………………………	(230,000)	(243,000)
Long-term debt and notes payable, less current maturity ……	$ 2,679,000	$ 2,794,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of July 29, 2005, the Company was in compliance with these financial covenants.

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

Note 7 – Accounting for Stock-Based Compensation

At July 29, 2005, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations.

No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended		Six Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004

Net income, as reported ……………………………	$ 482,000	$ 903,000	$ 931,000	$ 1,112,000
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of reflected tax effects	(4,000)	-	(4,000)	-
Pro forma net income ……………………………	$ 478,000	$ 903,000	$ 927,000	$ 1,112,000
Earnings per share:
Basic – as reported ……………………………	$ 0.12	$ 0.23	$ 0.24	$ 0.28
Basic – pro forma ……………………………	$ 0.12	$ 0.23	$ 0.24	$ 0.28
Diluted – as reported ……………………………	$ 0.12	$ 0.23	$ 0.24	$ 0.28
Diluted – pro forma ……………………………	$ 0.12	$ 0.23	$ 0.24	$ 0.28

Note 8 – Earnings per Share

For the three months and six months ended July 29, 2005, 32,500 stock options were excluded from the calculation of shares applicable to diluted net income per share because their inclusion would have been anti-dilutive.  No stock options were outstanding for the corresponding periods of the prior year.

Note 9 – Commitments, Contingencies and Subsequent Events

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2004, all existing reserve balances had been utilized. Based upon information provided by the Company’s environmental consultants, management estimates that the Company will incur post-remediation monitoring expenses of approximately $38,000, for which a reserve has been established as of January 31, 2004.  An assessment of this reserve was made as of January 31, 2005, and based upon the estimated cost of the remaining remediation, the reserve was increased to approximately $98,000.  A subsequent assessment of activities completed and estimated remaining remediation was made as of July 29, 2005, and the reserve was reduced to approximately $93,000 as of that date.

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of July 29, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 – 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 4,741,000	$ 4,579,000	$ 145,000	$ 17,000	$ -
Long-term debt	2,909,000	230,000	460,000	460,000	1,759,000
Operating leases	618,000	393,000	225,000	-	-

Total	$ 8,268,000	$ 5,202,000	$ 830,000	$ 477,000	$ 1,759,000

A securities class action lawsuit in the Federal District Court of the Middle District of Florida remains pending against the Company, PricewaterhouseCoopers LLP, the Company’s former auditor, and four former employees of the Company, two of whom were directors (the “Federal Class Action”).  On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court.  On July 13, 2005, all parties filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of July 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.  The settlement is subject to final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

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

On July 11, 2005, the plaintiffs voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provides the Company appoint a new independent director to its  board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provides for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which is required to be paid by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  The settlement is subject to final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

Revenues for the second quarter increased approximately $1,040,000 when compared to the second quarter of fiscal year 2005. Increases in core instrument revenues of approximately $1,853,000 were offset by decreases in revenues from repairs and spare parts of approximately $298,000, and continuing slower progress on the Joint Strike Fighter (“JSF”) development program of approximately $515,000.

Revenues for the six months ended July 29, 2005 increased approximately $3,019,000 when compared to the six months ended July 30, 2004.  Increases in core instrument revenues of approximately $4,071,000 were offset by decreases in revenues from repairs and spare parts of approximately $224,000, and continuing slower progress on the JSF development program of approximately $828,000.

Gross profit for the three months ended July 29, 2005 increased by approximately 11%, or approximately $294,000, when compared to the second quarter of fiscal year 2005.  Approximately $356,000 of this change is due to an increase in volume, with an offset of approximately $62,000 due to changes in the revenue mix due to revenue increases in core instruments and revenue reductions in repairs and spare parts that yield higher margins.

Gross profit for the six months ended July 29, 2005 increased by approximately 17%, or approximately $811,000, when compared to the six months ended July 30, 2004.  A volume-related increase in gross profit margin of approximately $949,000 was partially offset by a decrease in gross profit margin of approximately $138,000 due to changes in the revenue mix.

Selling, general and administrative expenses for the second quarter decreased approximately $98,000 when compared to the three months ended July 30, 2004.  This decrease is primarily attributable to the reductions in outside engineering costs of approximately $126,000 and reductions in compensation expense of approximately $32,000.  These decreases were partially offset by an increase in insurance costs of approximately $26,000, an increase in advisory fees of approximately $22,000 and loan amortization costs of approximately $12,000.

Selling, general and administrative expenses for the six months ended July 29, 2005 decreased approximately $64,000 when compared to the six months ended July 30, 2004.  This decrease is primarily attributable to the reductions in outside engineering costs of approximately $106,000 and reductions in corporate governance expenses of approximately $55,000.  These decreases were partially offset by an increase in insurance costs of approximately $52,000 as well as an increase in advisory fees of approximately $45,000.

Interest expense decreased approximately $16,000 for the three months ended July 29, 2005 when compared to the three months ended July 30, 2004.  This decrease is due to lower average debt balances.

Interest expense increased approximately $21,000 for the six months ended July 29, 2005 when compared to the six months ended July 30, 2004.  This increase is partially due to higher interest rates and is partially offset by lower average debt balances.

Miscellaneous income decreased approximately $1,073,000 for the three months ended July 29, 2005 when compared to the three months ended July 30, 2004.  The Company received a non-recurring insurance settlement in the second quarter of fiscal year 2005 of approximately $997,000.  The remainder of the difference results from the strengthening of the U.S. Dollar against the British Pound versus a weakening of the dollar against the pound during the three months ended July 29, 2005.

Miscellaneous income decreased approximately $1,139,000 for the six months ended July 29, 2005 when compared to the six months ended July 30, 2004.  This decrease is primarily due to the insurance recovery described in the preceding paragraph as well as the Company’s sale of its Engine Vibration Monitoring System (“EVMS”) product line inventory in February 2004 that resulted in miscellaneous income of approximately $170,000.

Income tax expense decreased approximately $244,000 for the three months ended July 29, 2005 when compared to the three months ended July 30, 2004.  The decrease was due to lower taxable income for the current period.

Income tax expense decreased approximately $104,000 for the six months ended July 29, 2005 when compared to the six months ended July 30, 2004.  The decrease was due to lower taxable income for the current period.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $2,246,000 for the six months ended July 29, 2005 an increase of approximately $3,093,000 when compared to cash provided during the six months ended July 30, 2004. This increase in cash provided is primarily attributable to:

—

An increase due to accounts payable of approximately $2,233,000 as the Company withheld a payment to a vendor of approximately $685,000 pending the settlement of a dispute.  In addition, significant one-time payments of professional fees in fiscal year 2005 did not recur.

•

An increase due to the reduction of costs less estimated losses in excess of billings of approximately $1,751,000 resulting from the achievement of milestones for the JSF program as well as a reduced rate of revenue recognition for the program.

•

An increase due to accrued expenses and other liabilities of approximately $749,000 primarily due to the Company’s recording of its anticipated settlement of its class action litigation of approximately $800,000.

•

An increase due to allowances for doubtful accounts of approximately $140,000 as the charge that was incurred during fiscal year 2005 did not recur.

These increases in cash provided were partially offset by:

•

A decrease in net income of approximately $181,000.

•

A decrease due to accrued compensation and benefits of approximately $237,000.

•

A decrease of approximately $986,000 due to a comparative period-over-period increase in accounts receivable that resulted from higher revenue.

•

A decrease of approximately $348,000 due to a comparative period-over-period increase in inventory accumulation, as a result of higher volume.

Cash used in investing activities increased approximately $51,000 due to higher investment in Machinery and Equipment.

Cash used by financing activities increased approximately $279,000 as the Company reduced its outstanding debt.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of July 29, 2005 and January 31, 2005, management does not believe that any assets are impaired.

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

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of July 29, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 4,741,000	$ 4,579,000	$ 145,000	$ 17,000	$ -
Long-term debt	2,909,000	230,000	460,000	460,000	1,759,000
Operating leases	618,000	393,000	225,000	-	-

Total	$ 8,268,000	$ 5,202,000	$ 830,000	$ 477,000	$ 1,759,000

Item 3

Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk under the Company’s variable rates in its loans from Wachovia discussed in Note 6 to its Financial Statements in Part I above. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4

Controls and Procedures.

As of July 29, 2005, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

Shortly after the Gaeta Suit was filed, two other putative class actions (the "Pratsch Suit" and "Suarez Suit") were filed against the same defendants as in the Gaeta Suit and predicated upon alleged violations of the same securities laws, asserting that plaintiffs purchased the Company’s stock at artificially inflated prices during the Class Period and have been damaged thereby. The Pratsch Suit and Suarez Suit assert a Class Period from May 3, 1999 through March 17, 2003.  At a February 27, 2004 hearing, plaintiffs in the Suarez Suit voluntarily withdrew their complaint.  On February 27, 2004, the Court entered an order consolidating the Gaeta Suit and Pratsch Suit into one case entitled "In re Aerosonic Corporation Securities Litigation" (the “Federal Class Action”), appointing Lead Plaintiffs (the "Miville Group") and approving the selection of Lead Plaintiffs’ Counsel (Berger & Montague P.C.).

On April 27, 2004, Lead Plaintiffs filed an amended and consolidated class action complaint that alleges violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 including, among other things, that the Company made materially false statements concerning the Company’s financial condition and its future prospects.  The amended complaint also added as a defendant, Andrew Norstrud, a former employee of the Company.  On June 28, 2004, the Company responded to the amended complaint by filing a motion to dismiss, and each of the other defendants also moved to dismiss the amended complaint.  On August 27, 2004 Lead Plaintiffs filed a memorandum of law as a comprehensive opposition to the motion to dismiss.

On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court.  On July 13, 2005, all parties filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of July 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.  The settlement is subject to final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

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

On July 11, 2005, the plaintiffs voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provides the Company appoint a new independent director to its  board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provides for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which is required to be paid by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  The settlement is subject to final court approval, as well as certain other conditions that may cause the settlement not to be consummated.

Additional Proceedings and Matters

In addition to the foregoing, from time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ITEM 2.     UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS

Exhibit No.

Description of Exhibit

31.1

Section 302 Certifications

31.2

Section 302 Certifications

32 1

Section 906 Certifications

32.2

Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

August 26, 2005

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini, President and Chief Executive Officer

Date:

August 26, 2005

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

August 26, 2005

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

August 26, 2005

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending July 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, David A. Baldini, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:

August 26, 2005

/s/ David A. Baldini

David A. Baldini

President and Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending July 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Gary E. Colbert, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:

August 26, 2005

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer