Form 10-Q
period 2005-10-28
AEROSONIC CORP /DE/
filed 2005-11-28
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2005

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

As of November 18, 2005, the issuer had 3,921,019 shares of Common Stock outstanding, net of treasury shares.

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

Significant Events

On July 13, 2005, all parties to the securities class action lawsuit in the Federal District Court of the Middle District of Florida (the “Federal Class Action”) filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which had been accrued in the consolidated financial statements as of July 29, 2005 and January 31, 2005. The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.     On August 29, 2005, the Company remitted $800,000 in satisfaction of this obligation.   On November 18, 2005, the court granted final approval to the settlement as proposed.  There were no objections to, or exclusions from, the settlement.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represents that Mr. McCracken is petitioning the bankruptcy court to provide relief from the bankruptcy automatic stay.  There can be no assurance that the bankruptcy court will grant the relief requested.  The settlement also is subject to possible appeal, as well as certain other conditions that may cause the settlement not to be consummated.

On July 11, 2005, the plaintiffs of a Derivative Complaint filed by Matilda Franzitta (the “Franzitta Suit”) voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provides the Company appoint a new independent director to its board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provides for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which is required to be paid by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  There were no objections to, or exclusions from, the settlement.  At the November 21, 2005 hearing, the court granted final approval to the settlement as proposed.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represents that Mr. McCracken is petitioning the bankruptcy court to provide relief from the bankruptcy automatic stay.  There can be no assurance that the bankruptcy court will grant the relief requested.  The settlement is also subject to possible appeal, as well as certain other conditions that may cause the settlement not to be consummated.

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

Item 1  Financial Statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2005	January 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents …………………………………………………………	$ 3,120,000	$ 840,000
Receivables, net of allowance for doubtful accounts of $14,000 …………………………………………………………………………………………	4,694,000	3,708,000
Income taxes receivable …………………………………………………………………	419,000	899,000
Costs less estimated losses in excess of billings …………………………	77,000	1,942,000
Inventories …………………………………………………………………………………………	5,808,000	5,483,000
Prepaid expenses …………………………………………………………………………	491,000	198,000
Deferred income taxes …………………………………………………………………	1,236,000	1,236,000
Total current assets …………………………………………………………………	15,845,000	14,306,000
Property, plant and equipment, net …………………………………………………………	3,666,000	3,842,000
Deferred income taxes …………………………………………………………………………	123,000	123,000
Capitalized software costs and other assets, net …………………………………	198,000	192,000
Total assets …………………………………………………………………………	$ 19,832,000	$ 18,463,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year …………	$ 230,000	$ 243,000
Accounts payable, trade …………………………………………………………………	1,504,000	1,600,000
Accrued compensation and benefits …………………………………………	934,000	938,000
Income taxes payable …………………………………………………………………	695,000	-
Accrued expenses and other liabilities …………………………………………	1,896,000	2,404,000
Total current liabilities …………………………………………………………	5,259,000	5,185,000
Long-term debt and notes payable due after one year …………………………	2,622,000	2,794,000
Other long-term liabilities …………………………………………………………………	46,000	-
Total liabilities …………………………………………………………………………	7,927,000	7,979,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock $0.40 par value: shares authorized 8,000,000; shares issued 3,986,262; shares outstanding 3,921,019 …………	1,595,000	1,595,000
Additional paid-in capital …………………………………………………………	4,559,000	4,559,000
Retained earnings …………………………………………………………………………	6,447,000	5,026,000
Less treasury stock: 65,243 shares, at cost …………………………………	(696,000)	(696,000)
Total stockholders’ equity …………………………………………………	11,905,000	10,484,000
Total liabilities and stockholders’ equity …………………………	$ 19,832,000	$ 18,463,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Revenue, net ………………………………………………	$ 8,957,000	$ 8,139,000	$ 27,009,000	$ 23,172,000
Cost of revenue ………………………………………………	6,340,000	6,069,000	18,856,000	16,377,000
Gross profit ………………………………………………	2,617,000	2,070,000	8,153,000	6,795,000
Selling, general and administrative expenses	1,991,000	1,797,000	5,979,000	5,849,000
Operating income ………………………………	626,000	273,000	2,174,000	946,000
Other income (expense):
Interest expense, net ………………………………	(45,000)	(47,000)	(118,000)	(99,000)
Miscellaneous income (expense) ………	1,000	110,000	41,000	1,289,000
	(44,000)	63,000	(77,000)	1,190,000
Income before income taxes ………………………	582,000	336,000	2,097,000	2,136,000
Income tax expense ………………………………………	(92,000)	(124,000)	(676,000)	(812,000)
Net income ………………………………………………	$ 490,000	$ 212,000	$ 1,421,000	$ 1,324,000

Weighted average shares outstanding:
Basic ………………………………………………………	3,921,019	3,921,019	3,921,019	3,921,019
Diluted ………………………………………………………	3,924,041	3,921,019	3,922,026	3,921,019

Earnings per share:
Basic ………………………………………………………	$ 0.12	$ 0.05	$ 0.36	$ 0.34
Diluted ………………………………………………………	$ 0.12	$ 0.05	$ 0.36	$ 0.34

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	October 28, 2005	October 29, 2004
Cash flow from operating activities:
Net income …………………………………………………………………………………………	$ 1,421,000	$ 1,324,000
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Allowance for doubtful accounts …………………………………………	-	(140,000)
Depreciation …………………………………………………………………………………	489,000	457,000
Amortization …………………………………………………………………………………	15,000	27,000
Loss on disposal of property …………………………………………………	8,000	-
Changes in assets and liabilities:
Receivables …………………………………………………………………………………	(986,000)	(528,000)
Income taxes receivable and payable …………………………………	1,175,000	1,479,000
Costs less estimated losses in excess of billings …………………	1,865,000	(1,256,000)
Inventories …………………………………………………………………………………	(325,000)	(33,000)
Prepaid expenses …………………………………………………………………………	(293,000)	(206,000)
Capitalized software costs and other assets …………………………	(21,000)	(56,000)
Accounts payable, trade …………………………………………………………	(96,000)	(1,123,000)
Accrued compensation and benefits …………………………………………	(4,000)	428,000
Accrued expenses and other liabilities …………………………………	(462,000)	(940,000)
Net cash provided by/ (used in) operating activities …	2,786,000	(567,000)

Cash flow from investing activities:
Proceeds from the sale of property …………………………………………………	2,000	-
Capital expenditures …………………………………………………………………	(323,000)	(292,000)
Net cash used in investing activities …………………………	(321,000)	(292,000)

Cash flow from financing activities:
Proceeds/ (payments) from revolving credit facilities …………………	-	(494,000)
Proceeds received on refinancing of long-term debt …………………	-	3,212,000
Principal payments on long-term debt and notes payable …………	(185,000)	(2,576,000)
Net cash provided by/ (used in) financing activities …	(185,000)	142,000

Net increase/ (decrease) in cash and cash equivalents …………………	2,280,000	(717,000)
Cash and cash equivalents at beginning of period …………………………	840,000	1,276,000
Cash and cash equivalents at end of period …………………………………	$ 3,120,000	$ 559,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest …………………………………………………………………………………………………	$ 150,000	$ 142,000
Income taxes …………………………………………………………………………………	$ -	$ 300,000
Non cash investing and financing activities:
Acquisition of property through issuance of note payable …………	$ -	$ 211,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (the “Company”) for the three months and the nine months ended October 28, 2005 and October 29, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and in Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The October 28, 2005 condensed consolidated balance sheet has been derived from the January 31, 2005 audited consolidated financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (the “2005 Form 10-K”) that the Company filed with the SEC on April 18, 2005. Operating results for the three months and nine months ended October 28, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

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

During the three months ended October 28, 2005, sales to Lockheed Martin Corporation (“Lockheed”) represented approximately 13% of total revenues and sales to The Boeing Company represented approximately 11% of total revenues.  During the three months ended October 29, 2004, sales to Lockheed represented approximately 14% of total revenues and sales to Mid-Continent Instrument Company Inc. represented approximately 10% of total revenues.  During the nine months ended October 28, 2005 and October 29, 2004, sales to Lockheed represented approximately 16% and 17% of total revenues, respectively.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the third quarter mean the quarter ended on the last Friday of October in the referenced fiscal year. For example, references to the third quarter of fiscal year 2006 mean the third quarter ended October 28, 2005.

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

Inventories at October 28, 2005 and January 31, 2005 consisted of the following:

	October 28, 2005	January 31, 2005
	(unaudited)

Raw materials …………………………………………………………………………………	$ 3,781,000	$ 3,475,000
Work in process …………………………………………………………………………………	2,357,000	2,276,000
Finished goods …………………………………………………………………………………	100,000	133,000
Reserve for obsolete and slow moving inventory …………………………	(430,000)	(401,000)

	$ 5,808,000	$ 5,483,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated losses to date on this contract as of October 28, 2005 and January 31, 2005 are as follows:

	October 28, 2005	January 31, 2005
	(unaudited)

Costs incurred to date …………………………………………………………………………	$ 14,983,000	$ 11,493,000
Estimated losses …………………………………………………………………………………	(1,843,000)	(201,000)
	13,140,000	11,292,000
Less billings to date …………………………………………………………………………	(13,063,000)	(9,350,000)
Costs less estimated losses in excess of billings …………………………	$ 77,000	$ 1,942,000

During the quarter ended April 29, 2005, the Company developed a solution for a significant design element that it expects will reduce program costs.  The Company believed that the reduction in costs could be recognized during the quarter ended July 29, 2005 after testing procedures were conducted prior to the solution being formally accepted as a design change by the project customer.  The Company had planned to conduct these testing procedures in June 2005, but the testing facility at which the tests were to be conducted suffered a catastrophic failure shortly before the testing was scheduled to begin.  The testing was completed during the third quarter of fiscal year 2006, and the Company has reduced the estimated cost of completion by approximately $277,000 for this design improvement.

As a result of the foregoing, the estimated costs of the project increased by approximately $401,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $1,843,000.  The Company has recognized the increase in estimated project costs of approximately $401,000 during the third quarter of fiscal year 2006 in its financial statements during the quarter ended October 28, 2005.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,336,000.  As of October 28, 2005, based on project progress, the Company has recognized revenues of approximately $13,140,000 for the JSF project.  The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s total estimated costs.  The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time.

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

Note 5– Accrued Expenses

Accrued expenses as of October 28, 2005 and January 31, 2005 were approximately $1,896,000 and $2,404,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	October 28, 2005	January 31, 2005
	(unaudited)
Product development programs …………………………………………	$ 1,261,000	$ 886,000
Shareholder litigation (See Note 9) …………………………………………	-	800,000
Other accrued expenses …………………………………………………………	635,000	718,000
	$ 1,896,000	$ 2,404,000

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

Long term debt and notes payable at October 28, 2005 and January 31, 2005 consisted of the following:

	October 28, 2005	January 31, 2005
	(unaudited)
Mortgage note payable – Wachovia ……………………………………	$ 2,683,000	$ 2,833,000
Equipment note payable – Wachovia ……………………………………	169,000	191,000
Capitalized leases ……………………………………………………………………	-	13,000
	2,852,000	3,037,000
Less current maturity ……………………………………………………………………	(230,000)	(243,000)
Long-term debt and notes payable, less current maturity ……	$ 2,622,000	$ 2,794,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of October 28, 2005, the Company was in compliance with these financial covenants.

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

Note 7 – Accounting for Stock-Based Compensation

At October 28, 2005, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations.

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

	Three Months Ended		Nine Months Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Net income, as reported …………………………………………	$ 490,000	$ 212,000	$ 1,421,000	$ 1,324,000
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of reflected tax effects …………	(4,000)	-	(8,000)	-
Pro forma net income …………………………………………	$ 486,000	$ 212,000	$ 1,413,000	$ 1,324,000
Earnings per share:
Basic – As reported …………………………………………	$ 0.12	$ 0.05	$ 0.36	$ 0.34
Basic – Pro forma …………………………………………	$ 0.12	$ 0.05	$ 0.36	$ 0.34
Diluted – As reported …………………………………………	$ 0.12	$ 0.05	$ 0.36	$ 0.34
Diluted – Pro forma …………………………………………	$ 0.12	$ 0.05	$ 0.36	$ 0.34

Note 8 – Earnings per Share

Basic earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period.  Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method.

	Three Months Ended		Nine Months Ended
	October 28, 2005	October 29, 2004	October 28, 2005	October 29, 2004

Weighted average shares outstanding – basic …	3,921,019	3,921,019	3,921,019	3,921,019
Dilutive effect of stock options …………………………	3,022	-	1,007	-
Weighted average shares outstanding - diluted …	3,924,041	3,921,019	3,922,026	3,921,019

Note 9 – Commitments, Contingencies and Subsequent Events

Environmental

In accordance with a consent agreement with the U.S. Department of Environmental Protection signed by the Company in 1993, the Company’s environmental consultant has developed an interim remedial action plan to contain and remediate certain contamination on and underlying the Company’s property in Clearwater, Florida. During 1997, the Company recorded a provision of approximately $175,000 related to the estimated costs to be incurred under this plan. As of January 31, 2000, the Company had utilized all amounts originally recorded in other accrued expenses, and Phase I remediation had been completed.

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2004, all existing reserve balances had been utilized. Based upon information provided by the Company’s environmental consultants, management estimates that the Company will incur post-remediation monitoring expenses of approximately $38,000, for which a reserve has been established as of January 31, 2004.  An assessment of this reserve was made as of January 31, 2005, and based upon the estimated cost of the remaining remediation, the reserve was increased to approximately $98,000.  A subsequent assessment of activities completed and estimated remaining remediation was made as of October 28, 2005, and the reserve was reduced to approximately $80,000 as of that date.

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of October 28, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 – 3 years	4 - 5 years	> 5 years
Purchase commitments	$ 4,850,000	$ 4,687,000	$ 149,000	$ 14,000	$ -
Long-term debt	2,852,000	230,000	460,000	460,000	1,702,000
Operating leases	519,000	379,000	140,000	-	-

Total	$ 8,221,000	$ 5,296,000	$ 749,000	$ 474,000	$ 1,702,000

Income Taxes

The Company has potentially identified additional tax benefit opportunities that might be derived from its non-U.S. business activity.  As of October 28, 2005, the Company has not recognized any of the benefits for the fiscal years ended January 31, 2005, 2004 and 2003 in the accompanying condensed consolidated financial statements, as the Company has not yet fully quantified nor reasonably estimated the extent to which such benefits can be realized.  The Company is continuing to work with its tax advisors to complete the evaluation of these potential tax benefits.

Litigation

A securities class action lawsuit in the Federal District Court of the Middle District of Florida remains pending against the Company, PricewaterhouseCoopers LLP, the Company’s former auditor, and four former employees of the Company, two of whom were directors (the “Federal Class Action”).  On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court.  On July 13, 2005, all parties filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of July 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.     On August 29, 2005, the Company remitted $800,000 in satisfaction of this obligation.   On November 18, 2005, the court granted final approval to the settlement as proposed.  There were no objections to, or exclusions from, the settlement.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represents that Mr. McCracken is petitioning the bankruptcy court to provide relief from the bankruptcy automatic stay.  There can be no assurance that the bankruptcy court will grant the relief requested.  The settlement also is subject to possible appeal, as well as certain other conditions that may cause the settlement not to be consummated.

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed by Matilda Franzitta (the “Franzitta Suit”) filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida.  The Franzitta Suit alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audits during most of that time.

On July 11, 2005, the plaintiffs voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provides the Company appoint a new independent director to its board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provides for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which is required to be paid by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  There were no objections to, or exclusions from, the settlement.  At the November 21, 2005 hearing, the court granted final approval to the settlement as proposed.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represents that Mr. McCracken is petitioning the bankruptcy court to provide relief from the bankruptcy automatic stay.  There can be no assurance that the bankruptcy court will grant the relief as requested.  The settlement is also subject to possible appeal, as well as certain other conditions that may cause the settlement not to be consummated.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Results of Operations

Revenues for the third quarter increased approximately $818,000 when compared to the third quarter of fiscal year 2005. Increases in core instrument revenues of approximately $650,000, improved progress on the Joint Strike Fighter (“JSF”) development program of approximately $125,000 and increases in revenues from repairs and spare parts of approximately $43,000 all contributed to the improvement in revenue.

Revenues for the nine months ended October 28, 2005 increased approximately $3,837,000 when compared to the nine months ended October 29, 2004.  Increases in core instrument revenues of approximately $4,365,000 and revenues from repairs and spare parts of approximately $175,000 were partially offset by a reduction in the development cycle, as it nears completion, of the JSF development contract versus the prior year of approximately $703,000.

Gross profit for the three months ended October 28, 2005 increased by approximately 26%, or approximately $547,000, when compared to the third quarter of fiscal year 2005.  Approximately $208,000 of this change is due to an increase in volume, while approximately $339,000 is due to changes in the revenue mix due to revenue increases in core instruments, repairs and spare parts that yield higher margins.

Gross profit for the nine months ended October 28, 2005 increased by approximately 20%, or approximately $1,358,000, when compared to the nine months ended October 29, 2004.  The components of this improvement were a volume-related increase in gross profit margin of approximately $1,125,000 and an increase in gross profit margin of approximately $233,000 due to changes in the revenue mix.

Selling, general and administrative expenses for the third quarter increased approximately $194,000 when compared to the three months ended October 29, 2004.  This increase is primarily attributable to the increases in sales commissions of approximately $61,000, shareholder expenses of approximately $35,000 due to the timing of the annual shareholder meeting, financial advisory costs of approximately $30,000, expenses for improvements to information technology of approximately $27,000, Clearwater engineering costs of approximately $25,000, insurance costs of approximately $20,000 and an increase in Clearwater compensation expense of approximately $16,000 and were partially offset by decreases in loan amortization costs of approximately $14,000 and other expenses of approximately $6,000.

Selling, general and administrative expenses for the nine months ended October 28, 2005 increased approximately $130,000 when compared to the nine months ended October 29, 2004.  This increase is primarily due to increases in Clearwater engineering compensation and benefits costs of approximately $134,000, advisory fees of approximately $77,000, insurance costs of approximately $73,000, one-time legal fees of approximately $71,000 and audit fees of approximately $26,000 and other miscellaneous expenses of approximately $4,000 and were partially offset by decreases in Clearwater outside engineering costs of approximately $140,000, travel and entertainment expenses of approximately $89,000 and loan amortization costs of approximately $26,000.

Interest expense decreased approximately $2,000 for the nine months ended October 28, 2005 when compared to the nine months ended October 29, 2004.  This decrease is due to lower average debt balances.

Interest expense increased approximately $19,000 for the nine months ended October 28, 2005 when compared to the nine months ended October 29, 2004.  This increase is partially due to higher interest rates and is partially offset by lower average debt balances.

Miscellaneous income decreased approximately $109,000 for the three months ended October 28, 2005 when compared to the three months ended October 29, 2004.  In October 2004, the Company received the final installment of approximately $82,000 as a result of the sale of its Engine Vibration Monitoring System (“EVMS”) product line inventory in February 2004.  The remainder of the difference results from the strengthening of the U.S. Dollar against the British Pound versus a weakening of the dollar against the pound during the three months ended October 28, 2005.

Miscellaneous income decreased approximately $1,248,000 for the nine months ended October 28, 2005 when compared to the nine months ended October 29, 2004.  This decrease is primarily due to an insurance recovery of approximately $997,000 that was received by the Company in May 2004 as well as the Company’s sale of its EVMS product line inventory in February 2004 that resulted in miscellaneous income of approximately $251,000.

Income tax expense decreased approximately $32,000 for the three months ended October 28, 2005 when compared to the three months ended October 29, 2004.  The decrease was due to the Company’s filing of an amended tax return for the fiscal year ended January 31, 2002 to claim extraterritorial income tax (“ETI”) credits of approximately $127,000.  The remainder of the change is due to higher taxable income for the current period.

Income tax expense decreased approximately $136,000 for the nine months ended October 28, 2005 when compared to the nine months ended October 29, 2004.  The decrease was due to the ETI credits discussed above as well as slightly lower taxable income for the current period.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $2,786,000 for the nine months ended October 28, 2005, an increase of approximately $3,353,000 when compared to cash provided during the nine months ended October 29, 2004. This increase in cash provided is primarily attributable to:

●

An increase of approximately $3,121,000 due to the collection of progress payments on the F-35 program

●

An increase of approximately $1,027,000 due to accounts payable as the Company remains current with its accounts whereas the Company had paid down substantial amounts of past due accounts in the prior year

●

An increase due to accrued expenses and other liabilities of approximately $478,000 F-35 program-related accrued expenses increased versus the prior year

●

An increase due to a reduction in capitalized software and other assets of approximately $35,000

●

An increase in net income of approximately $97,000.

These increases in cash provided were partially offset by:

●

A decrease of approximately $458,000 due to an increase in accounts receivable that resulted from increased revenues as well as increased progress billings on the F-35 program

●

A decrease due to accrued compensation and benefits of approximately $432,000

●

A decrease of approximately $304,000 due to income taxes receivable and payable as the rate of collections of income tax refunds decreased from the prior period

●

A decrease of approximately $292,000 due to an increase in inventory, as a result of higher volume

●

A decrease due to prepaid expenses of approximately $87,000 as the Company has begun paying its insurance premiums fully in advance instead of using premium financing arrangements

Cash used in investing activities increased approximately $29,000 due to higher investment in Machinery and Equipment.

Cash used by financing activities increased approximately $327,000 as the Company continues to reduce its outstanding debt.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of October 28, 2005 and January 31, 2005, management does not believe that any assets are impaired.

The Company will capitalize production costs for computer software that is to be utilized as an integral part of a product when both (a) technological feasibility is established for the software, and (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense at the greater of the expected unit sales versus units sold or the straight line method for a period of three years from the date the product becomes available for general release to customers.

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

Contractual Obligations

The Company’s contractual obligations for future minimum payments under our purchase commitments, long-term debt and operating leases as of October 28, 2005 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 years	4 - 5 years	> 5 years

Purchase commitments	$ 4,850,000	$ 4,687,000	$ 149,000	$ 14,000	$ -
Long-term debt	2,852,000	230,000	460,000	460,000	1,702,000
Operating leases	519,000	379,000	140,000	-	-

Total	$ 8,221,000	$ 5,296,000	$ 749,000	$ 474,000	$ 1,702,000

Item 3

Quantitative and Qualitative Disclosures about Market Risk.

The primary market risk exposure for the Company is interest rate risk under the Company’s variable rates in its loans from Wachovia discussed in Note 6 to its Financial Statements in Part I above. The Company does not currently utilize any financial instruments to manage interest rate risk.

Item 4

Controls and Procedures.

As of October 28, 2005, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Class Action Litigation

A securities class action lawsuit in the Federal District Court of the Middle District of Florida remains pending against the Company, PricewaterhouseCoopers LLP, the Company’s former auditor, and four former employees of the Company, two of whom were directors (the “Federal Class Action”).  On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court.  On July 13, 2005, all parties filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company is obligated to pay $800,000, which has been accrued in the accompanying consolidated financial statements as of July 29, 2005 and January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.     On August 29, 2005, the Company remitted $800,000 in satisfaction of this obligation.   On November 18, 2005, the court granted final approval to the settlement as proposed.  There were no objections to, or exclusions from, the settlement.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represents that Mr. McCracken is petitioning the bankruptcy court to provide relief from the bankruptcy automatic stay.  There can be no assurance that the bankruptcy court will grant the relief requested.  The settlement also is subject to possible appeal, as well as certain other conditions that may cause the settlement not to be consummated.

Derivative Suit

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed by Matilda Franzitta (the “Franzitta Suit”) filed on March 21, 2005 in the Circuit Court of Hillsborough County, Florida.  The Franzitta Suit alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audits during most of that time.

On July 11, 2005, the plaintiffs voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provides the Company appoint a new independent director to its  board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provides for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which is required to be paid by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  There were no objections to, or exclusions from, the settlement.  At the November 21 hearing, the court granted final approval to the settlement as proposed.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represents that Mr. McCracken is petitioning the bankruptcy court to provide relief from the bankruptcy automatic stay.  There can be no assurance that the bankruptcy court will grant the relief as requested.  The settlement is also subject to possible appeal, as well as certain other conditions that may cause the settlement not to be consummated.

Additional Proceedings and Matters

In addition to the foregoing, from time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

On November 28, 2005, the Company entered into Amended and Restated Employment Agreements with each of Messrs. David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo (collectively, the "Employment Agreements"), which Employment Agreements include new or amended terms that: (i) provide for certain change in control provisions, and (ii) clarify the contract term of each of the Employment Agreements.   Copies of the Employment Agreements are attached as Exhibits 10.1 through 10.4 to this Form 10-Q.

ITEM 6.      EXHIBITS

Exhibit No.

Description of Exhibit

10.1

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and David A. Baldini.

10.2

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Gary E. Colbert.

10.3

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and P. Mark Perkins.

10.4

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Carmelo Russo.

31.1

Section 302 Certifications

31.2

Section 302 Certifications

32 1

Section 906 Certifications

32.2

Section 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 28, 2005

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini, President and Chief Executive Officer

Date:  November 28, 2005

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

Date:  November 28, 2005

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

Date:  November 28, 2005

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending October 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, David A. Baldini, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:  November 28, 2005

/s/ David A. Baldini

David A. Baldini

President and Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ending October 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Gary E. Colbert, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)

The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)

The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:  November 28, 2005

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer