Form 10-K
period 2006-01-31
AEROSONIC CORP /DE/
filed 2006-03-28
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

 For the Fiscal Year Ended January 31, 2006

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

 None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes £   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act Yes ☐   No  ☒

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22,437,000 as of July 31, 2005 based upon the closing price of the Common Stock on the American Stock Exchange (“Amex”) on that date, and approximately $21,247,000 as of March 10, 2006, based upon the closing price of the Common Stock on the Amex on that more recent date.

As of March 10, 2006, the issuer had 3,927,358 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Aerosonic Corporation Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.  We expect to file our Proxy Statement with the United States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before May 30, 2006.

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

Subsequent Events

On February 6, 2006, the Board of Directors of Aerosonic Corporation (the "Company" or "Aerosonic") elected Donald Russell to its Board, filling the vacancy created by the death of William Parker on April 2, 2005.

On March 17, 2006, Aerosonic repurchased 365,524 shares of its common stock (the "Repurchase") from First Commercial Bank, an Alabama state-chartered bank ("FCB"), pursuant to the terms of a Stock Repurchase Agreement, dated March 17, 2006 (the "Repurchase Agreement"), by and between the Company and FCB for a total aggregate purchase price of $2,467,287 in cash.  The repurchased shares represented approximately 9.31% of Company's 3,927,358 outstanding shares and were repurchased at a price of $6.75 per share.  The repurchase was financed entirely with cash.

It was a condition to the closing of the Repurchase that FCB also consummate a transaction with certain unaffiliated investors (the "Investors") for the purchase of its remaining 731,048 shares (the "Investor Shares") of the Company's common stock.  In connection with that third party transaction, Aerosonic has agreed, upon written request of the Investors holding a majority of the Investor Shares, to file a registration statement under the Securities Act of 1933, as amended, with respect to the sale of all of the Investor Shares.

FCB has agreed to certain restrictions on its ability to make additional purchases of the Company's common stock. FCB has also agreed to certain restrictions with respect to their ability to engage in any proxy contests with respect to the Company after the date hereof.

ITEM 1.

BUSINESS.

General

Aerosonic is a Delaware corporation formerly known as Instrument Technology Corporation (“ITC”). ITC, which was incorporated in 1968, was the surviving corporation of a merger, in 1970, with Aerosonic Corp., a Florida corporation (“Aerosonic Florida”). Aerosonic Florida, which was incorporated in 1957, ceased to exist as a separate corporation as a result of the merger. Following the merger, ITC changed its name to Aerosonic Corporation.

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

The Company is principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. The Company has three operating divisions in three locations. The two principal divisions are the Clearwater, Florida Instrument Division (“Clearwater Instruments”), which primarily manufactures both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation, and Avionics in Earlysville, Virginia, which maintains three major product lines in the aircraft instrument segment: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems.

In addition, the Company maintains a third division in Wichita, Kansas (“Kansas Instruments”) to support the Clearwater Instruments business.  Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business.

In August 1998, the Company formed Precision Components as a new division to perform high volume precision machining of mechanical components, which was not significant to operations in the fiscal years ended January 31, 2006, 2005 or 2004.  During the fiscal year ended January 31, 2005, the Company phased out the Precision Components division, redeploying the assets and employees to the Clearwater Instruments production.

The Company has a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2006 mean the fiscal year ended January 31, 2006.

Industry

Aerosonic’s ability to maintain and enhance its position in the design, development and supply of primary flight control system components and instruments will be affected by the rising costs of both commercial and military aircraft, and the continuing decrease in the number of new aircraft programs and quantity of aircraft being built. Increasing value to customers has become extremely important to sustaining Aerosonic’s market position as well as the Company’s market share.

The military original equipment manufacturers (“OEM”), such as BAE Systems LTD, Bell Helicopter Textron Inc., Korea Aerospace Industries, Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation, The Boeing Company (“Boeing”) and others, have increased their reliance on their subcontractors to carry a greater share of the aircraft responsibility, including system requirements, hardware and software design, and physical and electrical interfaces. This increased responsibility has allowed Aerosonic to develop a greater technical capability for serving its customer base. The evolution of this role has taken Aerosonic to a dominant position in its business segment within the military aircraft market.

This increased technical capability has also positioned the Company to push further into the commercial aircraft market with new technologies.  New development programs with Gulfstream Aerospace Corporation and Israeli Aircraft Industries will allow us to protect and increase our market share.

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

Building on its expertise with mechanical instrumentation, the Company has successfully developed and marketed digital instrumentation for both primary flight data systems as well as standby redundant systems to complement its mechanical line of business.  Completion of development, testing and certification of these instruments occurred in September 2005.  While the Company initially began its development of these instruments for installation on a new aircraft being developed by one of its key customers, Cessna Aircraft Company (“Cessna”), the new digital products are currently being marketed to a number of other aircraft manufacturers.  The availability of these products allows the Company to facilitate its customers’ transition from mechanical systems to electronic systems.  In addition, the Company has also made considerable progress in developing electronic air data collection instrumentation for military and commercial aircraft.

Aerosonic’s current market niche has been and will continue to be the design, development and supply of electronic and mechanical primary flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall prevention systems and air data measurement systems. All of these products are critical to aircraft operation, performance and safety.

Strategy

The Company’s goal is to continue to reposition its products for profitable growth and maintain dominance within its niche markets, focusing on the development of profitable long-term relationships. New aircraft cockpits increasingly are being developed through strategic alliances with market leaders. The Company is well-positioned to take advantage of such strategic alliances. An increase in sales volume will depend upon new product introduction and further penetration of existing markets. The Company is substantially vertically integrated in its manufacturing and distribution activities, and this vertical integration gives Aerosonic a competitive advantage within the industry.

Products and Distribution

The Company’s products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States military services. For the fiscal year ended January 31, 2006, approximately 52% of the Company’s total sales were to the private sector and 48% to United States military services.  For the fiscal year ended January 31, 2005, approximately 56% of the Company’s total sales were to the private sector and 44% to United States military services.   This shift in volume is due to a continuing increase in core product deliveries to the military as well as a further reduction in revenue producing engineering development projects.

Domestic sales of the Company’s products are made to many different commercial (non-government) customers, and the Company anticipates that there will be an increasing movement toward development contracts for future commercial applications. For the fiscal year ended January 31, 2006, sales related to development programs accounted for approximately 8% of net sales, or $2.7 million, an increase of $0.2 million from the fiscal year ended January 31, 2005, where such sales represented 8% of net sales.  This increase is due to a slight increase in the rate of progress to completion on the Joint Strike Fighter development contract.  During fiscal year 2006, there were two commercial customers, Lockheed and Boeing, who represented 13% and 10%, respectively, of total revenues.  A substantial amount of the business related to these customers is related to contracts each customer has with the U.S. government.  The loss of either of these customers would have a material adverse effect on the Company’s results of operations.

In addition, the Company sells its products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 22%, 15%, and 13% for the fiscal years ended January 31, 2006, 2005 and 2004, respectively.  The primary driver for the increase in the 2006 fiscal year was shipments to the South Korean military.

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

The Company produces a leading-edge line of angle of attack (“AOA”)/stall warning products, including a “self-test” AOA sensor for use on the Gulfstream G350/G450 series of aircraft and the new IAI G150 aircraft stall warning system.  The IAI G150 is in the process of receiving its final certification.  Technical Standard Order (“TSO”) certification for the IAI G150 was obtained during fiscal year 2006.

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

The Company has completed development of a new product line that includes microprocessor-based sensors with an analog pointer display that have been selected by Cessna to be standby units on their new Mustang light jet program.  The Microprocessor-based Standby Airspeed indicator and the Microprocessor-based Standby Altimeter indicator have completed the design, testing and TSO certification processes.  These indicators combine the accuracy, robustness and the long term mean time before failure of electronic sensing presented with a “pilot familiar” analog pointer display.  The Company has made initial deliveries to Cessna and is actively marketing these products to other customers.

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

Development contracts provide resources for technology advancement necessary for development of various products. The Company negotiates for and generally receives payments from customers based upon milestones that correlate with the costs incurred.  Early in our fiscal year ended January 31, 2003, we were notified that a variation of the IMFP had been selected for use on the Joint Strike Fighter.  Development of this system continued through fiscal year 2006 and is expected to conclude in the second quarter of fiscal year 2007.

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

Sales and Marketing

The Company has generally focused sales efforts on government and military entities, OEMs and distributors.  The Company has increased sales efforts with respect to retrofit, modifications and repair programs.

Due to the integration of components manufactured by the Company with flight management systems, the Company’s sales force is generally involved at a very early stage with the aircraft manufacturers’ engineers to integrate the components into the aircraft design. All of the Company’s component instruments are integrated into the aircraft in order to help maintain the safe operation of the airplane.

At January 31, 2006, the Company’s backlog of firm orders was approximately $21,003,000, a decrease of approximately $3,998,000 when compared to backlog as of January 31, 2005.  The amount of backlog that is deliverable within twelve months was approximately $18,149,000 at January 31, 2006, a decrease of approximately $2,987,000 when compared to January 31, 2005.  A reduction in the overall backlog due to work that was completed on the Joint Strike Fighter development program coupled with a reduction in backlog due to the fulfillment of Reduced Vertical Separation Minimum requirements are the primary reasons for the overall reduction in backlog during the 2006 fiscal year.  The foregoing backlog amounts represent firm orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation.

Government Regulation

The manufacture and installation of the Company’s products in aircraft owned and operated in the U.S. are governed by U.S. Federal Aviation Administration (“FAA”) regulations. The regulations that have the most significant impact on the Company are the TSO and Type Certificate (“TC”) or Supplemental Type Certificate (“STC”) certifications. TSO outlines the minimum standards that a certain type of equipment has to satisfy to be TSO certified. Many OEMs and retrofitters prefer TSO-certified aviation equipment because it acts as an industry-wide stamp of approval. The Company also sells its products to European and other non-U.S. OEMs, which typically require approval from the Joint Aviation Authorities (“JAA”).

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

Patents and Licenses

The Company has patents on certain commercial and military products such as air data probes. The Company also has certain registered trademarks. The intellectual property portfolio, in the aggregate, is valuable to operations, however the Company does not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

The Company expended approximately $688,000, $758,000 and $167,000 in research and development costs for potential new products and enhancements during the fiscal years ended January 31, 2006, 2005 and 2004, respectively.  The decrease in expenditures in 2006 is due to the full integration of engineering and product development function in the Clearwater Instruments facility that had previously been provided by outside contractors.  The increase in expenditures in 2005 was due to the introduction of those functions.  Approximately 30 engineers working at the Company, on a full-time or part-time basis, are involved in these activities.

The Company continued its various development efforts during fiscal year 2006 for both military and commercial applications, the most notable of which is the F-35 Joint Strike Fighter program.  In addition, the trend toward digital instrumentation includes a more networked approach to aircraft flight management systems thus requiring communication with other aircraft systems.  This increase in communication requirements, coupled with the computerized nature of the products themselves, has led to requirements for more sophisticated diagnostic and test equipment, and Aerosonic is searching for new ways to meet these new needs.  Further, the Company plans to continue its design efforts in the satisfaction of its existing contractual obligations as well as its internal development of products for future customer applications.

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

Manufacturing, Assembly and Material Acquisition

The Company’s manufacturing processes (except for certain electronic components) include the manufacture of all principal components and subassemblies for the instruments, the assembly of those components, and the testing of products at various stages in the manufacture and assembly process.

The Company manufactures, or has the capability to manufacture, principally all components (except for certain electronic components) and subassemblies for its instruments. Raw materials, such as glass lenses, raw metals and castings, generally are available from a number of sources and in sufficient quantities to meet current requirements, subject to normal lead times.  The Company believes that retaining the ability to completely manufacture the instruments allows the Company the flexibility to respond to customers quickly and control the quality of its products.

When appropriate, less critical component parts are purchased under short and long term supply agreements.  These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows the Company to focus its attention on more critical component parts to maintain a level of quality control required to meet the exacting tolerances demanded within the industry and by our customers.

Employees

As of the fiscal year ended January 31, 2006, the Company employed 279 employees in its business operations. This consists of 140 Clearwater Instruments employees, 13 Kansas Instruments employees and 126 Avionics employees. The Company’s future success depends on the ability to attract, train and retain quality personnel. The Company’s employees are not represented by labor unions and management considers its relations with its employees to be good.

ITEM 1A.

RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of Aerosonic's business, financial condition, results of operations, prospects, or an investment in the Company's common stock.  In particular, the Company’s results of operations, revenue, liquidity and capital resources may be impacted materially and unfavorably by a number of risk factors, trends and uncertainties. Set forth below are some of the risk factors, trends and uncertainties which we believe could have a material and unfavorable impact on the Company’s results of operations, revenue, liquidity, capital resources and any investment in the Company.  Additional risk factors, trends and uncertainties may be discussed elsewhere within this document.  The following list is not exhaustive, and other factors which are not presently apparent to us also may have a material and unfavorable impact on our business or financial results.

Risks associated with dependence on the aviation industry

The Company’s principal business is in the aviation industry.  This industry is primarily affected by the general state of the economy in the commercial sector and defense budgets of the U.S. and foreign governments in the military sector.  The Company’s focus in the commercial sector is in the business jet market.  In the military sector, the levels of defense spending as well as the status of international conflicts have a direct impact on the Company’s business.  While the Company expects increases in homeland security spending to benefit fixed-wing and helicopter aircraft, the Company cannot guarantee that such increased levels of spending will actually occur nor that such increases will be to the benefit of the Company.  Although we have worked to offset the potentially negative impact of such factors, the outbreak or escalation of terrorist attacks or international hostilities could cause deterioration in the commercial and business aircraft market.

Risks associated with dependence on U.S. government contracts

Our dependence on revenue from U.S. government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that funding for these contracts may be delayed or diverted to other uses.

We perform work under a number of contracts with the Department of Defense and other agencies and departments of the U.S. government.  Sales under these contracts as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 48% of our total revenue for fiscal year 2006 and 44% of our total revenue for fiscal year 2005.

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

Most of our U.S. government contracts are subject to termination by the U.S. government either at its convenience or upon our default. Termination-for-convenience provisions permit only the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination.  Termination-for-default imposes liability on us for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

A substantial majority of our U.S. Government contracts are fixed price type contracts. A majority of these contracts are for mature products and costs are well established. However, some contracts include costs associated with product development. These types of contracts bear the inherent risk that actual performance cost may exceed the fixed contract price.

We, like other U.S. government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to uncover issues that may lead to voluntary disclosures to the U.S. government.  Generally, claims arising out of these inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should a business unit or division of the Company involved in a government contract be charged with violation of law, or should the U.S. government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably the Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new U.S. government contracts or government-approved subcontracts.  In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements.  If we were to be debarred from U.S. government contracts, it would have a material adverse effect on our results of operations, revenue, liquidity and capital resources.

Risks associated with aviation industry regulations

The aerospace industry is heavily regulated and failure to comply with applicable laws or regulations could reduce our sales, or require us to incur additional costs to achieve compliance, which could have a material adverse effect on our results of operations.

The FAA prescribes standards and licensing requirements for aircraft components, including virtually all of our products. Comparable agencies, such as the U.K. Civil Aviation Authority and the Japanese Civil Aviation Board, regulate these matters in other countries.  If we fail to obtain a required license for one of our products or services or lose a license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed.  In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be both expensive and time consuming.

From time to time the FAA proposes new regulations.  These new regulations generally cause an increase in costs to bring our existing and developmental products into compliance.

The challenge to compete against larger well-established companies

We compete with numerous established companies. Some of these companies have significantly greater financial, technological and marketing resources. Our ability to be an effective competitor depends in large part on our success in causing our products to be selected for installation in new aircraft, including next generation aircraft, and in avoiding product obsolescence.

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

Risks associated with ongoing capital requirements

Although our industry niche is not highly capital intensive, our need to expend resources on research and development to provide our customer base with new and enhanced products as well as to continuously upgrade our process technology and manufacturing capabilities requires us to expend significant amounts annually. If we elect to expand our operations in future periods, whether as a result of organic growth or through strategic acquisitions, our capital needs would increase.  Our ability to raise capital to meet our existing and future needs may depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed.  If we are unable to generate sufficient cash from operations or raise additional capital in the future, we may have to limit our growth, enter into less favorable financing arrangements, or scale back on planned research and development or upgrades, any of which could have a materially adverse effect on our profitability.

Risks related to the Company’s handling and use of hazardous substances and related environmental matters

Our operations require the handling and use of hazardous substances, and we are subject to federal, state and local laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the use or cleanup of hazardous substances and wastes. From time to time, our operations could result in violations under such environmental laws, including spills or other releases of hazardous substances into the environment. We may incur substantial costs or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws. Additionally, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties. In the event of a major incident, we could incur material costs or experience interruption in our operations as a result of addressing the incident and implementing measures to prevent such incidents in the future, as well as potential litigation that could arise from such an incident. In addition, we could incur significant expenditures in order to comply with existing or future environmental laws. Based on available information, we are aware of only one existing environmental matter, which is discussed below under “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

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

During fiscal year 2006, international sales accounted for approximately 22% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

While some of our products that are sold to the U.S. government may experience greater demand as a result of increased defense spending, various responses could realign U.S. government programs and affect the composition, funding or timing of our government programs. U.S. government spending could shift to defense programs in which we do participate.

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

Risks associated with significant stock price fluctuations

The market price of our Common Stock ranged from a high of $8.69 per share to a low of $3.75 per share during the 52 week period ended January 31, 2006. Certain accounting misstatements, resulting restatements, contributing factors that led to the restatements and an SEC investigation discussed in previous SEC filings and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 might continue to have an adverse effect on the price of our common stock.

The average daily trading volume in our Common Stock on the American Stock Exchange (“Amex”) for the six month period ended January 31, 2006 was approximately 6,916 shares per day and the daily trading volume in our common stock during the same period ranged from a low of zero shares traded to a high of 49,900 shares traded.

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

• Our ability to successfully renew our line of credit that is set to expire in June 2006.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The following table sets forth the locations and general characteristics of the Company’s principal properties:

Location	Approximate Number of Square Feet
of Factory and Office Area
Clearwater, Florida ………………………………………………………………………	90,000
Wichita, Kansas ………………………………………………………………………	7,500
Earlysville, Virginia ………………………………………………………………	53,000

All of the Company’s properties are well maintained, fully occupied by the Company and suitable for the Company’s present level of production and usage. All locations operate one shift, five days a week.  The Earlysville, Virginia property was purchased from Teledyne Industries in April 1994.  The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. As of January 31, 2006, both the Clearwater, Florida property and the Earlysville, Virginia property were mortgaged with Wachovia Bank N.A.  (See Note 6, “Financial Statements”).

ITEM 3. LEGAL PROCEEDINGS.

Class Action Litigation

A securities class action lawsuit in the Federal District Court of the Middle District of Florida against the Company, PricewaterhouseCoopers LLP, the Company’s former auditor, and four former employees of the Company, two of whom were directors (the “Federal Class Action”) was settled in December 2005.  On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court.  On July 13, 2005, all parties filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company was obligated to pay $800,000, which was accrued in the accompanying consolidated financial statements as of January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.     On August 29, 2005, the Company remitted $800,000 in satisfaction of this obligation.

On November 18, 2005, the court granted final approval to the settlement as proposed.  There were no objections to, or exclusions from, the settlement.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represented that Mr. McCracken petitioned the bankruptcy court to provide relief from the bankruptcy automatic stay.  On December 21, 2005, at the conclusion of the appeal period for the class action litigation, the bankruptcy court granted the relief as requested, thus allowing consummation of the settlement.

Derivative Suit

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed by Matilda Franzitta (the “Franzitta Suit”) filed on March 24, 2005 in the Circuit Court of Hillsborough County, Florida.  The Franzitta Suit alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audits during most of that time.

On July 11, 2005, the plaintiffs voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provided the Company appoint a new independent director to its board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provided for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which was paid by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  There were no objections to, or exclusions from, the settlement.  At the November 21 hearing, the court granted final approval to the settlement as proposed.  However, in light of a bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represented that Mr. McCracken petitioned the bankruptcy court to provide relief from the bankruptcy automatic stay.  On December 21, 2005, at the conclusion of the appeal period for the derivative suit, the bankruptcy court granted the relief as requested, thus allowing consummation of the settlement.

Additional Proceedings and Matters

In addition to the foregoing, from time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Market Information

Our common stock is listed on the Amex under the symbol “AIM.”  The range of high and low sales prices as reported by the Amex for each of the quarters of the fiscal years ended January 31, 2006 and January 31, 2005 is as follows:

COMMON STOCK MARKET PRICE

2006	HIGH	LOW
Fourth quarter ……………………………………………	$ 8.00	$ 5.76
Third quarter ……………………………………………	$ 8.69	$ 5.68
Second quarter ……………………………………………	$ 8.35	$ 3.80
First quarter ……………………………………………	$ 5.50	$ 3.75

2005	HIGH	LOW
Fourth quarter ……………………………………………	$ 6.60	$ 4.10
Third quarter ……………………………………………	$ 5.95	$ 3.78
Second quarter ……………………………………………	$ 7.35	$ 4.80
First quarter ……………………………………………	$ 9.00	$ 6.85

Holders

As of March 10, 2006, the Company’s outstanding shares of common stock were owned by approximately 1,392 stockholders of record.

Dividends

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

Recent Sales of Unregistered Securities

None

Issuer Repurchases

None

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders ………………………………	45,039	$5.47	154,961

Equity compensation plans not approved by security holders ………………………………	-----	-----	-----
Total	45,039	$5.47	154,961

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents selected financial data for the five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2003 and 2002 and for each of the years then ended have been derived from audited financial information not separately presented herein.

	Years Ended January 31,
	2006	2005	2004	2003	2002

Revenue ……………………………………………	$ 34,763,000	$ 30,721,000	$ 31,113,000	$ 25,672,000	$ 26,686,000
Cost of sales ……………………………………	(24,571,000)	(22,654,000)	(22,494,000)	(16,783,000)	(17,441,000)
Gross margin ……………………………………	10,192,000	8,067,000	8,619,000	8,889,000	9,245,000

Selling, general and administrative expenses ……………………………………………	(7,884,000)	(7,996,000)	(8,421,000)	(7,776,000)	(8,082,000)
Operating income ……………………………	2,308,000	71,000	198,000	1,113,000	1,163,000
Other income (expense) ……………………	(99,000)	376,000	(121,000)	(129,000)	(431,000)
Income before income taxes ……………	2,209,000	447,000	77,000	984,000	732,000
Income tax benefit (expense) ……………	341,000	1,094,000	465,000	22,000	(21,000)
Net income ……………………………………	$ 2,550,000	$ 1,541,000	$ 542,000	$ 1,006,000	$ 711,000
Basic and diluted earnings per share	$ 0.65	$ 0.39	$ 0.14	$ 0.26	$ 0.18

Total assets ……………………………………	$ 20,212,000	$ 18,463,000	$ 18,391,000	$ 16,653,000	$ 15,484,000

Long term debt (1) ……………………………	$ 2,840,000	$ 3,037,000	$ 2,416,000	$ 3,411,000	$ 4,374,000

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

Overview.  The following discussion and analysis should be read in conjunction with our Financial Statements and Notes included elsewhere in this report. This discussion and analysis contains trend analysis and may contain forward-looking statements. These statements are based on the Company’s current expectations and actual results may materially differ from such expectations. Among the factors that could cause actual results to vary are those described in this “Overview” section and in “ITEM 1A.  RISK FACTORS.”

Results of Operations. This section provides an analysis of results of operations for the three fiscal years presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt and commitments, both firm and contingent, that existed as of January 31, 2006, and trends, demands, commitments, events and uncertainties with respect to the Company’s ability to finance its continuing operations.

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

The Company also has significant business tied to military programs.  As a consequence, the Company’s business can fluctuate depending on government spending on military programs for which the Company supplies its products.  While the Company has been successful in obtaining contracts to supply military needs in recent years, changes in government spending could have a favorable or unfavorable impact on the Company’s future military business.

Likewise, changes in the commercial sector of the aviation industry can have a favorable or unfavorable impact on the Company’s future business.  While the Company has invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase the Company’s revenue in the industry.

As the Company endeavors to increase its international presence, its exposure to international economic changes as well as foreign currency risk may increase.  While the Company may manage this exposure with appropriate resources, it cannot guarantee that such risks will be fully mitigated.

RESULTS OF OPERATIONS

Revenues

Revenues increased $4,042,000, or 13%, to $34,763,000 for fiscal year 2006, from $30,721,000 for fiscal year 2005.  This increase was largely driven by shipments of IMFPs, particularly the initiation of IMFP shipments to Korean Aerospace.    In addition, volume for core instrument revenues increased approximately $303,000 and recognition of revenue for the Joint Strike Fighter (“JSF”) development program increased approximately $225,000.

Revenues decreased $392,000, or 1%, to $30,721,000 for fiscal year 2005, from $31,113,000 for fiscal year 2004.  This decrease was largely driven by a decrease in revenue of approximately $3,499,000 for the JSF development program that resulted from slower progress on completing and testing the probe design.  Precision Components revenue decreased approximately $974,000 as the phase-out of that business was completed.  These decreases in revenue were partially offset by increases in volume for core instrument revenues of approximately $3,670,000 and price changes of approximately $411,000 as the Company achieved further market penetration for recently-introduced products and negotiated more favorable terms.

Cost of Sales

Cost of sales increased $1,917,000 or 8.5%, to $24,571,000, or 71% of revenues, for fiscal year 2006 from $22,564,000, or 73% of revenues, for fiscal year 2005.  This increase in cost was primarily due to higher revenues, while increases in manufacturing efficiencies yielded greater throughput that reduced overall costs as a percentage of revenues.  However, margins on the JSF development program were negative, as the rate of growth in JSF program costs incurred exceeded the rate of growth in revenues recognized, partially offsetting the effect of increased manufacturing throughput.

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

Additional design work, testing and modifications to the products being developed for the JSF project have resulted in further changes to the Company’s estimate at completion for the project.  The Company now estimates that the JSF project will result in an overall loss of approximately $2,030,000 at completion.  The Company has recognized the losses throughout the program as revisions to the estimate were identified.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased $112,000, or 1%, to $7,884,000, or 23% of revenue, for fiscal year 2006 from $7,996,000, or 26% of revenue for fiscal year 2005.  The decrease was primarily attributable to reductions in research and development costs as the transition of projects from outside contractors to internal engineering staff was completed early in fiscal year 2005.  This decrease was partially offset by an increase in sales commissions due to a substantial increase in sales to customers in Asia.

SG&A expenses decreased $425,000, or 5%, to $7,996,000, or 26% of revenue, for fiscal year 2005 from $8,421,000, or 27% of revenue for fiscal year 2004.  The decrease was attributable to substantial reductions in one-time charges for professional fees that were partially offset by the Company’s investment at Clearwater Instruments of approximately $1,050,000 in product development for the Cessna Mustang program and the expansion of its engineering capability, increases in corporate governance-related expenses of approximately $124,000 as well as increases in travel of approximately $72,000 for international business development.

Interest Expense

Net interest expense increased $8,000, or 6%, to $151,000 in fiscal year 2006 from net interest expense of $143,000 in fiscal year 2006. The net interest expense increase was due to higher average interest rates during the year, offsetting the benefit of lower average outstanding debt as well as interest income earned on accumulated excess cash.

Net interest expense decreased $26,000, or 15%, to $143,000 in fiscal year 2005 from net interest expense of $169,000 in fiscal year 2004. The net interest expense decrease was due to lower average outstanding debt during the year.

Other Income (Expense)

Other income (expense) decreased $467,000 to $52,000 in fiscal year 2006 from other income (expense) of $519,000 in fiscal year 2005.  Miscellaneous income in fiscal year 2006 was primarily provided by foreign exchange gains on British Pound-denominated transactions.  The decrease in miscellaneous income from the prior year was due to the non-recurrence of substantial one-time items that are identified in the following paragraph.

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

Income Tax Expense

Income tax expense was a benefit of $341,000 for fiscal year 2006 as compared to a benefit of $1,094,000 for fiscal year 2005.  The effective tax benefit decreased to 15.4% in fiscal year 2006 from 244.7% in fiscal year 2005. The increase in the effective tax rate is primarily due to a substantial increase in operating income when compared to the tax effect of the lower level of operating income in fiscal year 2005 as well as the impact of the change in the deferred tax valuation allowance recognized in fiscal year 2005.  However, the Company has recognized extraterritorial income tax benefits of approximately $805,000 in fiscal year 2006 derived from non-U.S. sales activity for the fiscal years ended January 31, 2003 through 2006.

Income tax expense was a benefit of $1,094,000 for fiscal year 2005 as compared to a benefit of $465,000 for fiscal year 2004.  The effective tax benefit decreased to 244.7% in fiscal year 2005 from 603.9% in fiscal year 2004. The increase in the effective tax rate is primarily due to a substantial increase in income before taxes and a reduction in the deferred tax valuation allowance in fiscal year 2005 when compared to the impact of the change in the deferred tax valuation allowance recognized in fiscal year 2004.

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

Income

Net income increased $1,009,000 or 65% to $2,550,000, or 7% of revenue, for fiscal year 2006 from $1,541,000, or 5% of revenue, for fiscal year 2005. Earnings per share increased $0.26 to $0.65 for fiscal year 2006 from $0.39 in fiscal year 2005.

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

Liquidity and Capital Resources

Cash provided by operating activities was $2,964,000 for fiscal year 2006 as compared to cash provided by operating activities of $477,000 for fiscal year 2005.  The increase was primarily attributable to a substantial increase in progress billings to Lockheed for the JSF development program as well as the receipt of federal income tax refunds for the fiscal year ended January 31, 2003.  Higher volume resulted in the use of cash to fund increases in accounts receivable and inventories to sustain the increased activity level.  In addition, cash outflows for prepaid expenses increased as the Company began utilizing its excess cash to pay its insurance premiums, discontinuing the practice of utilizing premium financing for this purpose.

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

Cash used in investing activities was $455,000 for fiscal year 2006 as compared to $534,000 for fiscal year 2005.  These expenditures were primarily made to sustain existing business activity.

Cash used in investing activities was $534,000 for fiscal year 2005 as compared to $403,000 for fiscal year 2004. The increase was primarily attributable to a machine tool purchase for production at Avionics of approximately $242,000 that was offset by the proceeds from the sale of property of approximately $95,000.

Cash used in financing activities was approximately $243,000 for fiscal year 2006 as compared to cash used of $379,000 in fiscal year 2005.  This cash usage was entirely the result of paying down long-term debt as scheduled.

Cash used in financing activities was approximately $379,000 for fiscal year 2005 as compared to cash used of $795,000 in fiscal year 2004. This reduction in cash usage was primarily due to repayments of a portion of the Company’s long-term debt as well as the full repayment of previous drawdowns under the Company’s revolving credit facility.

To accommodate fluctuations in cash flow, the Company has a $2.5 million revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), which is set to expire in June 2006.  Although unused as of January 31, 2006, this revolving credit facility remains fully available for the Company’s short-term financing needs.  The Company intends to negotiate a new credit line with Wachovia, and will endeavor to obtain terms and conditions that are at least equal to if not better than the existing terms and conditions.  However, the Company cannot guarantee the outcome of these negotiations.

Note 6 to the Financial Statements provides details of the Company’s refinancing of its principal debt with Wachovia on February 25, 2004 (the “Wachovia Refinancing”).  The debt facilities provided by the Wachovia Refinancing consist of a $3,000,000 term loan, the aforementioned revolving credit facility and a $211,000 term loan.  The proceeds from the Wachovia Refinancing were used to repay all of the Company’s debt obligations to First Commercial Bank and SunTrust Bank N.A.  The repayment of the Company’s debt to First Commercial Bank and SunTrust Bank, N.A. was at stated value, and therefore resulted in no gain or loss.

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

The Company is also required to provide Wachovia with its interim (quarterly) financial statements within 45 days of the close of each fiscal quarter and its annual financial statements within 90 days of the close of each fiscal year.

As of January 31, 2006, the Company was in compliance with all of its debt covenants.

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

As shown in the table below, as of January 31, 2006, there were liquidation payments that were due with respect to long-term debt and other contractual obligations in fiscal year 2007 and beyond:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	One Year	Years	Years	Years
Purchase Commitments	$ 4,141,000	$ 3,784,000	$ 327,000	$ 30,000	$ -
Long-Term Debt (1)	2,794,000	230,000	460,000	460,000	1,644,000
Operating Leases	533,000	406,000	121,000	6,000	-
Total Contractual Cash Obligations	$ 7,468,000	$ 4,420,000	$ 908,000	$ 496,000	$ 1,644,000

(1)

The long term debt carries an interest obligation equal to the one-month LIBOR interest rate plus 300 basis points.  As of January 31, 2006, the annualized amount of interest for the January 31, 2006 long-term debt balance of approximately $2,841,000 would be approximately $215,000.

The Company’s ability to maintain sufficient liquidity in fiscal year 2007 and beyond is highly dependent upon achieving expected operating results and renewing its credit line.  The Company’s credit facilities with Wachovia, as discussed above, include a $2.5 million credit line that is set to expire on June 1, 2006.  Failure to renew that line of credit or failure to achieve expected operating results could have a material adverse effect on our liquidity and our operations in fiscal year 2007, and could require us to consider further measures, including deferring planned capital expenditures, reducing discretionary spending and, if necessary, selling assets.

Acquisitions

Currently, the Company has no present arrangements or understandings with respect to any acquisitions. Nevertheless, the Company continues to monitor and evaluate acquisition opportunities. The Company’s ability to consummate any acquisitions, including a merger with another entity, is substantially limited by covenants in the Company’s long term debt documents.

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001.  As of January 31, 2003, all existing reserve balances had been utilized.  Based upon an assessment by the Company’s environmental consultants, the Company’s management has calculated the Company’s expected future expenditure for post-remediation monitoring expense and has established a reserve of $80,000 for such expense as of January 31, 2006.

The Company is now in a monitoring-only stage of the remediation (where periodic measurements are taken by environmental consultants to determine the effectiveness of the remediation).  The existing reserve contemplates the remaining expected expenses, based upon advice from the Company’s environmental consultants, as of January 31, 2006.

The following table is a recap of the financial impact of the Company’s environmental activities:

	Years ended January 31,
	2006	2005	2004
Beginning reserve balance ……………………………………………………………	$ 98,000	$ 38,000	$ 38,000
Costs incurred ……………………………………………………………………………	(18,000)	(25,000)	(19,000)
Replenish reserve for costs incurred ……………………………………………	-	25,000	19,000
Increase in estimate ……………………………………………………………………	-	60,000	-
Ending reserve balance ……………………………………………………………	$ 80,000	$ 98,000	$ 38,000

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements and this Annual Report on Form 10-K requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “Results of Operations” and “Liquidity and Capital Resources” and in “ITEM 1A.  RISK FACTORS.”  Further, such differences could be material.

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

The Company experiences a certain degree of sales returns that varies over time. Generally, such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with Statement of Financial Accounting Standards No. 48 (“SFAS 48”) — Revenue Recognition When Right of Return Exists, the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company.  Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations.  Previously, the Company had established a sales return reserve that approximated an expected level of sales returns over a 90-day period.  The Company’s experience with respect to sales returns for the fiscal years ended January 31, 2006 and 2005 has improved such that management believes it is no longer necessary to provide for a sales returns reserve.

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage of completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage of completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated. Other operating costs are charged to expense as incurred. During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the JSF program. Costs and estimated earnings on this contract as of January 31, 2006 and 2005 are as follows:

	2006	2005
Costs incurred to date ……………………………………………………………………	$ 16,059,000	$ 11,493,000
Estimated losses ……………………………………………………………………………	(2,030,000)	(201,000)
	14,029,000	11,292,000
Less billings to date ……………………………………………………………………	(13,609,000)	(9,350,000)
Costs and estimated losses in excess of billings ……………………………	$ 420,000	$ 1,942,000

In January 2005, after further discussions with the Company’s customer for the JSF program that culminated in requirements for design changes in the multifunction probe that the Company is designing for the JSF, the Company has revised its estimate at completion for the JSF program.  The estimated costs of the project increased by approximately $1,186,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $201,000.  The Company recognized this loss in its financial statements for the fiscal year ended January 31, 2005.  Subsequent to the design changes, the Company encountered many issues throughout the year related to testing and verification of the design change that resulted in increased expenditures for the program.  Consequently, the Company recognized additional losses in fiscal year 2006 as the likelihood of incurring those losses were identified.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,281,000.  As of January 31, 2006, based on project progress, the Company has recognized revenues of approximately $14,029,000 for the JSF project.  The JSF program represents a significant investment in the Company’s future product development capabilities.  While Company management is expending considerable effort to control costs and complete the development process on schedule, the key benefit to the program is the substantial revenue that the Company will earn if it is awarded the production contract for the JSF that is expected to follow the conclusion of the development program, which is presently expected to occur in mid-2007.

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

Work In Process Inventories

Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Clearwater, Florida, Earlysville, Virginia and Wichita, Kansas operations throughout the year.  Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal years ended January 31, 2006 and 2005.

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

Long-Lived Assets

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land Improvements ……………………………………………………	15-20 Years
Buildings and improvements ……………………………………………	25-30 Years
Machinery and equipment ……………………………………………	3-10 Years
Patterns, dies, and tools ……………………………………………………	3-5 Years
Furniture and fixtures ……………………………………………………	5-10 Years

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2006 and 2005, management does not believe that any assets are impaired.

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

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience. The Company’s warranty experience is as follows:

	For the years ended January 31,
	2006	2005	2004
Beginning reserve balance ………………………………………………	$ 150,000	$ 150,000	$ 50,000
Costs incurred ………………………………………………………………	(24,000)	(108,000)	(160,000)
Replenish reserve for costs incurred ………………………………	-	108,000	160,000
Increase in estimate ………………………………………………………	-	-	100,000
Ending reserve balance ………………………………………………………	$ 126,000	$ 150,000	$ 150,000

The following table summarizes significant areas which require management estimates:

	As of January 31,
	2006	2005	2004
Allowance for doubtful accounts ………………………………………	$ 10,000	$ 14,000	$ 152,000
Reserve for obsolete and slow moving inventory ………	508,000	401,000	1,426,000
Warranty reserve ………………………………………………………………	126,000	150,000	150,000
Environmental reserve ………………………………………………	80,000	98,000	38,000
Reserve for sales returns ………………………………………………………	-	38,000	75,000
Deferred tax valuation allowance ………………………………………	-	-	974,000
	$ 724,000	$ 701,000	$ 2,815,000

In addition to the items noted in the above table, management uses estimates in calculating the percentage of completion of the JSF program.  These estimates have a significant impact on “Costs and estimated losses in excess of billings” included in the Company’s consolidated balance sheets.

Management also uses estimates in the calculation of depreciation and amortization on its property, plant and equipment and loan costs.  The following table summarizes depreciation and amortization expense:

	For the year ended January 31,
	2006	2005	2004
Depreciation ………………………………………………………………………	$ 665,000	$ 654,000	$ 683,000
Amortization ………………………………………………………………………	16,000	58,000	142,000
	$ 681,000	$ 712,000	$ 825,000

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), a revision of SFAS No. 123 (“FAS 123”).  The statement is effective for the first annual reporting period that begins after June 15, 2005.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees.  For companies reporting under the intrinsic value method, FAS 123 required a proforma footnote disclosure of the impact of the fair value based method for financial reporting purposes.  The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25.  As of January 31, 2006, the Company reports its share-based payments utilizing a proforma footnote disclosure.  The Company will adopt FAS 123(R) in the first quarter of 2007.  The Company does not believe that the adoption of FAS 123(R) will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“FAS 154”).  The statement is effective for the first annual reporting period that begins after December 15, 2005.  This Statement replaces APB Opinion No. 20, Accounting Changes (“APB 20”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle.  FAS 154 makes a distinction between restatements (the revising of previously issued financial statements to reflect the correction of an error) and retrospective applications (the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity).  The retrospective application applies to voluntary changes in accounting principle by requiring retrospective application of the change throughout the periods reported instead of reporting the cumulative effect of the change, as previously prescribed by APB 20.  However, FAS 154 limits this treatment to only the direct effects of a change in accounting principle.  FAS 154 further defines that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  Finally, FAS 154 establishes retrospective application as the transition method for new accounting principles, but only if the new accounting pronouncement does not include specific transition provisions.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points.  Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities.  As an example, the prevailing rate for one-month LIBOR at January 31, 2006 was 4.57%.  Therefore, the Company’s borrowing cost under its existing debt facilities as of January 31, 2005 was 7.57%.  For each $1.0 million of borrowing at the January 31, 2006 one-month LIBOR interest rate, the Company’s annual interest cost would be $75,700.  Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements.  Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

None

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and certain Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on July 10, 2006 and is incorporated herein by reference.  Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement.  In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

ITEM 11.

EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1.

The financial statements and financial statement schedules listed in the index to Financial Statements and Schedules following the signature pages hereof.

2.

Exhibits

Exhibit No.

Description of Exhibit

3.1

Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2

Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3

Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4

Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5

Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6

Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005..

10.1

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and David A. Baldini, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.2

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Gary E. Colbert, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.3

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and P. Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.4

Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.6

Loan Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.7

Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.8

Term Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.9

Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.10

Mortgage, Assignment of Rents and Security Agreement dated February 24, 2004 between Aerosonic Corporation and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.11

Deed of Trust, Assignment of Rents and Security Agreement dated February 24, 2004 by and among Avionics Specialties, Inc. TRSTE, Inc. and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.12

Aerosonic Corporation 2004 Stock Incentive Plan, incorporated by reference to Appendix D to the Company’s Proxy Statement for the July 14, 2004 Annual Meeting of Shareholders, filed on June 15, 2004

21

Subsidiaries of the Registrant, as of January 31, 2006

23

Consent of Independent Registered Certified Public Accounting Firm

24

Power of Attorney, incorporated into the Signature Page hereto.

31.1

Section 302 Certifications

31.2

Section 302 Certifications

32.1

Section 906 Certifications

32.2

Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By: /s/ David A. Baldini Chairman of the Board, President and Chief Executive Officer	Date: March 28, 2006

Power of Attorney

Each person whose signature appears below authorizes David A. Baldini and Gary E. Colbert, or either one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David A. Baldini David. A. Baldini Chairman of the Board, President and Chief Executive Officer	Date: March 28, 2006

/s/ Gary E. Colbert Gary E. Colbert Executive Vice President and Chief Financial Officer, Treasurer and Secretary	Date: March 28, 2006

/s/ P. Mark Perkins P. Mark Perkins Executive Vice President and Director	Date: March 28, 2006

/s/ Robert J. McGill Robert J. McGill, Director	Date: March 28, 2006

/s/ Donald Russell Donald Russell, Director	Date: March 28, 2006

/s/ Thomas E. Whytas Jr. Thomas E. Whytas, Jr., Director	Date: March 28, 2006

AEROSONIC CORPORATION AND SUBSIDIARY

Table of Contents	Page(s)

Report of Independent Registered Certified Public Accounting Firm …………………………………………………………………………	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets — January 31, 2006 and 2005 …………………………………………………………………………………………	F-3

Consolidated Statements of Operations — For the Years Ended January 31, 2006, 2005 and 2004 …………………	F-4

Consolidated Statements of Stockholders’ Equity — For the Years Ended January 31, 2006, 2005 and 2004 …	F-5

Consolidated Statements of Cash Flows — For the Years Ended January 31, 2006, 2005 and 2004 …………………	F-6

Notes to Consolidated Financial Statements …………………………………………………………………………………………………………………	F-7 – F-20

Supplemental Schedule of Valuation Accounts …………………………………………………………………………………………………………	F-21

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aerosonic Corporation:

We have audited the accompanying consolidated balance sheets of Aerosonic Corporation and subsidiary as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also include the financial statement schedule listed in the accompanying index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aerosonic Corporation and subsidiary as of January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

March 10, 2006

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

January 31, 2006 and 2005

	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents …………………………………………………………………………………………	$ 3,106,000	$ 840,000
Receivables net of allowance for doubtful accounts of $10,000 and $14,000 …………………	4,364,000	3,708,000
Income taxes receivable …………………………………………………………………………………………………	226,000	899,000
Costs less estimated losses in excess of billings …………………………………………………………	420,000	1,942,000
Inventories …………………………………………………………………………………………………………………	5,984,000	5,483,000
Prepaid expenses …………………………………………………………………………………………………………	446,000	198,000
Deferred income taxes …………………………………………………………………………………………………	1,586,000	1,236,000
Total current assets …………………………………………………………………………………………………	16,132,000	14,306,000
Property, plant and equipment, net …………………………………………………………………………………	3,617,000	3,842,000
Deferred income taxes …………………………………………………………………………………………………………	307,000	123,000
Other assets, net ……………………………………………………………………………………………………………………	156,000	192,000
Total Assets …………………………………………………………………………………………………………………	$ 20,212,000	$ 18,463,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt and notes payable due within one year …………………………………………………	$ 230,000	$ 243,000
Accounts payable, trade …………………………………………………………………………………………………	1,544,000	1,600,000
Compensation and benefits …………………………………………………………………………………………	834,000	938,000
Income taxes payable …………………………………………………………………………………………………	20,000	-
Accrued expenses and other liabilities …………………………………………………………………………	1,895,000	2,404,000
Total current liabilities …………………………………………………………………………………………	4,523,000	5,185,000
Long term debt and notes payable due after one year …………………………………………………………	2,564,000	2,794,000
Other liabilities …………………………………………………………………………………………………………………	46,000	-
Total liabilities …………………………………………………………………………………………………	7,133,000	7,979,000
Commitments and contingencies
Stockholders' equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,992,601 shares in 2006 and 3,986,262 shares in 2005; outstanding 3,927,358 shares in 2006 and 3,921,019 shares in 2005 …………………………………………………………………………………………	1,599,000	1,595,000
Additional paid-in capital …………………………………………………………………………………………………	4,641,000	4,559,000
Deferred compensation …………………………………………………………………………………………………	(41,000)	-
Retained earnings …………………………………………………………………………………………………………	7,576,000	5,026,000
Less treasury stock: 65,243 shares in 2006 and 2005, at cost …………………………………………	(696,000)	(696,000)
Total stockholders' equity …………………………………………………………………………………	13,079,000	10,484,000
Total liabilities and stockholders' equity …………………………………………	$ 20,212,000	$ 18,463,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2006, 2005 and 2004

	2006	2005	2004

Revenue …………………………………………………………………………	$34,763,000	$30,721,000	$31,113,000
Cost of sales …………………………………………………………………	24,571,000	22,654,000	22,494,000
Gross margin …………………………………………………………	10,192,000	8,067,000	8,619,000
Selling, general and administrative expenses …………………	7,884,000	7,996,000	8,421,000
Operating income …………………………………………………	2,308,000	71,000	198,000
Other income (expense):
Interest expense, net …………………………………………	(151,000)	(143,000)	(169,000)
Miscellaneous income …………………………………………	52,000	519,000	48,000
	(99,000)	376,000	(121,000)
Income before income taxes …………………………………………	2,209,000	447,000	77,000
Income tax benefit …………………………………………………………	341,000	1,094,000	465,000
Net income …………………………………………………………	$ 2,550,000	$ 1,541,000	$ 542,000
Basic earnings per share …………………………………………	$ 0.65	$ 0.39	$ 0.14
Diluted earnings per share …………………………………………	$ 0.65	$ 0.39	$ 0.14
Basic weighted average shares outstanding …………………	3,921,953	3,921,019	3,921,019
Diluted weighted average shares outstanding …………………	3,924,100	3,921,019	3,921,019

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2006, 2005 and 2004

		Additional				Total
	Common	Paid-In	Deferred	Retained	Treasury	Stockholders'
	Stock	Capital	Compensation	Earnings	Stock	Equity

Balance at January 31, 2003 …………………	$ 1,595,000	$ 4,559,000	$ -	$ 2,943,000	$(696,000)	$ 8,401,000
Net Income …………………………………	-	-	-	542,000	-	542,000
Balance at January 31, 2004 …………………	1,595,000	4,559,000	-	3,485,000	(696,000)	8,943,000
Net Income …………………………………	-	-	-	1,541,000	-	1,541,000
Balance at January 31, 2005 …………………	1,595,000	4,559,000	-	5,026,000	(696,000)	10,484,000
Net Income …………………………………	-	-	-	2,550,000	-	2,550,000
Directors’ equity compensation …	2,000	43,000	-	-	-	45,000
Restricted stock compensation …	2,000	39,000	(41,000)	-	-	-
Balance at January 31, 2006 …………	$ 1,599,000	$ 4,641,000	$ (41,000)	$ 7,576,000	$(696,000)	$ 13,079,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income ……………………………………………………………………	$ 2,550,000	$1,541,000	$ 542,000
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense ……………………………………………………………	(4,000)	(137,000)	(73,000)
Stock-based compensation ……………………………………………	45,000	-	-
Depreciation ……………………………………………………………………	665,000	654,000	683,000
Amortization ……………………………………………………………………	16,000	58,000	142,000
(Gain)/loss on disposal of property ……………………………………	15,000	(8,000)	29,000
Deferred income taxes ……………………………………………	(534,000)	(762,000)	(165,000)
Changes in assets and liabilities:
Receivables ……………………………………………………………	(652,000)	325,000	(231,000)
Income taxes receivable and payable ……………………	693,000	371,000	(20,000)
Inventories ……………………………………………………………	(501,000)	200,000	(101,000)
Prepaid Expenses ……………………………………………………	(248,000)	(8,000)	230,000
Other assets ………………………………………………………………	20,000	(123,000)	(105,000)
Accounts payable, trade ……………………………………………	(56,000)	(1,310,000)	1,937,000
Costs less estimated losses in excess of billings ……	1,522,000	(544,000)	(902,000)
Accrued expenses and other liabilities ……………………	(567,000)	220,000	248,000
Net cash provided by operating activities ……	2,964,000	477,000	2,214,000
Cash flows from investing activities:
Proceeds on sale of property ……………………………………………………	-	95,000	16,000
Capital expenditures ……………………………………………………………	(455,000)	(629,000)	(419,000)
Net cash used in investing activities ……………	(455,000)	(534,000)	(403,000)
Cash flow from financing activities:
(Payments on)/ proceeds from revolving credit facilities ……	-	(1,000,000)	245,000
Proceeds received on refinancing of debt ……………………………	-	3,212,000	-
Principal payments on long-term debt and notes payable ……	(243,000)	(2,591,000)	(1,040,000)
Net cash used in financing activities ……………	(243,000)	(379,000)	(795,000)
Net increase (decrease) in cash and cash equivalents ……………………	2,266,000	(436,000)	1,016,000
Cash and cash equivalents at beginning of year ……………………………	840,000	1,276,000	260,000
Cash and cash equivalents at end of year ……………………………………	$ 3,106,000	$ 840,000	$ 1,276,000
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest ……………………………………………………………………………	$ 203,000	$ 188,000	$ 172,000
Income taxes ……………………………………………………………………	$ -	$ 302,000	$ 54,000
Noncash investing and financing activities
Acquisition of property under a capital lease ……………	$ -	$ -	$ 45,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The primary business of Aerosonic Corporation and subsidiary (the “Company”) is to manufacture and sell aircraft instrumentation to government and commercial users from its facilities located in Florida, Virginia and Kansas. The Company’s customers are located worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of Aerosonic Corporation (which operates as the Clearwater, Florida Instrument division and Wichita, Kansas Instrument division) and its wholly-owned subsidiary, Avionics Specialties, Inc., and are presented in accordance with the accrual method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Valuation Assessment of Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2006 and 2005, management does not believe that any assets are impaired.

Other Assets

Capitalized loan fees are recorded at cost less accumulated amortization.  The costs are determined at the time the loan transactions are closed, and are amortized over the life of the loan, which approximates the effective interest method.

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

As a general matter, the terms specified in customer purchase orders determine whether the Company or the customer bears the obligation for payment of freight charges. While customers pay for freight in most transactions, the Company does occasionally pay freight charges on behalf of customers and bill all or a portion to customers. Freight revenue of $13,000, $13,000 and $8,000 is included in revenues in the consolidated statement of operations for the years ended January 31, 2006, 2005 and 2004, respectively.  Freight expense of $143,000, $82,000 and $117,000 is included in cost of sales in the consolidated statement of operations for the years ended January 31, 2006, 2005 and 2004, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense that is included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations approximated $688,000, $758,000 and $167,000, during the years ended January 31, 2006, 2005 and 2004, respectively.  Research and development costs that are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations declined as resources were devoted to the Joint Strike Fighter program, where expenditures are charged to Cost of Sales.  In addition, the Company reduced its use of outside contractors for certain development work that is now being handled by the engineering staff that has been developed in the Clearwater operations.  The amount related to the Joint Strike Fighter program that was charged to cost of sales in fiscal years 2006, 2005 and 2004 was approximately $399,000, $607,000 and $527,000, respectively.

Environmental Expenditures

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s experience with such expenditures and the amount of the accrual that existed at the close of each fiscal year:

	For the years ended January 31,
	2006	2005	2004
Environmental Expense (Income Statement) ……………	$ 18,000	$ 85,000	$ 52,000
Environmental Accrual (Balance Sheet) ……………………	$ 80,000	$ 98,000	$ 38,000

Treasury Stock

The Company accounts for the acquisition of treasury shares at cost. The Company has not reissued acquired shares. It has, however, used treasury shares to make matching contributions to the Company’s 401(k) plan. For those transactions, the Company accounts for the contributions at fair value at the date of contribution.

Accounting for Stock-Based Compensation

At January 31, 2006, the Company had a stock incentive plan (the "Plan"), which authorizes the issuance of options to purchase common stock. The Company has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations.

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

For the years ended January 31,
	2006	2005	2004
Net income, as reported …………………………………………	$ 2,550,000	$ 1,541,000	$ 542,000
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects …………………	(13,000)	-	-
Pro forma net income …………………………………………	$ 2,537,000	$ 1,541,000	$ 542,000
Earnings per share:
Basic – As reported …………………………………………	$ 0.65	$ 0.39	$ 0.14
Basic – Pro forma …………………………………………	$ 0.65	$ 0.39	$ 0.14
Diluted – As reported …………………………………………	$ 0.65	$ 0.39	$ 0.14
Diluted – Pro forma …………………………………………	$ 0.64	$ 0.39	$ 0.14

The weighted average fair value of options granted in fiscal year 2006 was approximately $83,000 using the Black-Scholes option-pricing model with the following assumptions:

Volatility

   84%

Expected life in years

1.5

Risk-free interest rate

4.02%

Dividend yield

0%

Computation of Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2006 and 2005, substantially all of the Company’s cash balances were deposited with financial institutions who management has determined are of high credit quality.

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

Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value because of the short term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2006 and 2005 approximates fair value as most instruments have adjustable rates which change frequently, while one instrument contains a fixed rate that approximates the Company’s incremental borrowing rate.

Segment Reporting

As of January 31, 2006 management does not believe the Company has any reportable segments as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“ FAS 123(R) ”), a revision of SFAS No. 123 (“ FAS 123 ”).  The statement is effective for the first annual reporting period that begins after June 15, 2005.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The original pronouncement, issued in October 1995, defined a fair value based method of accounting for share-based payments, but permitted companies to disclose such payments either employing the fair value based method of accounting or by using the intrinsic value method as defined by APB No. 25, Accounting for Stock Issued to Employees .  For companies reporting under the intrinsic value method, FAS 123 required a proforma footnote disclosure of the impact of the fair value based method for financial reporting purposes.  The 2004 revision to FAS 123, FAS 123(R), eliminates the intrinsic value method as provided by APB No. 25.  As of January 31, 2006, the Company reports its share-based payments utilizing a proforma footnote disclosure.  The Company will adopt FAS 123(R) in the first quarter of 2007.  The Company does not believe that the adoption of FAS 123(R) will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“ FAS 154 ”).  The statement is effective for the first annual reporting period that begins after December 15, 2005.  This Statement replaces APB Opinion No. 20, Accounting Changes (“ APB 20 ”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle.  FAS 154 makes a distinction between restatements (the revising of previously issued financial statements to reflect the correction of an error) and retrospective applications (the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity).  The retrospective application applies to voluntary changes in accounting principle by requiring retrospective application of the change throughout the periods reported instead of reporting the cumulative effect of the change, as previously prescribed by APB 20.  However, FAS 154 limits this treatment to only the direct effects of a change in accounting principle.  FAS 154 further defines that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  Finally, FAS 154 establishes retrospective application as the transition method for new accounting principles, but only if the new accounting pronouncement does not include specific transition provisions.

2.

RECEIVABLES

Receivables at January 31, 2006 and 2005 consisted of the following:

	2006	2005

Trade …………………………………………………………………………………………………………	$ 4,374,000	$ 3,722,000
Less: allowance for doubtful accounts …………………………………………………………	(10,000)	(14,000)
	$ 4,364,000	$ 3,708,000

During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter program. Costs and estimated earnings on this contract for the years ended January 31, 2006 and 2005 were as follows:

	2006	2005
Costs incurred to date ………………………………………………………………………………	$ 16,059,000	$ 11,493,000
Estimated loss …………………………………………………………………………………………	(2,030,000)	(201,000)
	14,029,000	11,292,000
Less billings to date ………………………………………………………………………………	(13,609,000)	(9,350,000)
Costs less estimated losses in excess of billings ………………………………………	$ 420,000	$ 1,942,000

In January 2005, after further discussions with the Company’s customer for the JSF program that culminated in requirements for design changes in the multifunction probe that the Company is designing for the JSF, the Company has revised its estimate at completion for the JSF program.  The estimated costs of the project increased by approximately $1,186,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $201,000.  The Company recognized this loss in its financial statements for the fiscal year ended January 31, 2005.  Subsequent to the design changes, the Company encountered many issues throughout the year related to testing and verification of the design change that resulted in increased expenditures for the program.  Consequently, the Company recognized additional losses in fiscal year 2006 as the likelihood of incurring those losses were identified.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,281,000.  As of January 31, 2006, based on project progress, the Company has recognized revenues of approximately $14,029,000 for the JSF project.  The JSF program represents a significant investment in the Company’s future product development capabilities.  While Company management is expending considerable effort to control costs and complete the development process on schedule, the key benefit to the program is the substantial revenue that the Company will earn if it is awarded the production contract for the JSF that is expected to follow the conclusion of the development program.

3.

INVENTORIES

Inventories at January 31, 2006 and 2005 consisted of the following:

	2006	2005
Raw materials ……………………………………………………………………………………………	$ 3,935,000	$ 3,475,000
Work in process ……………………………………………………………………………………	2,436,000	2,276,000
Finished goods ……………………………………………………………………………………	121,000	133,000
Reserve for obsolete and slow moving inventory ……………………………………	(508,000)	(401,000)
	$ 5,984,000	$ 5,483,000

During the fiscal year ended January 31, 2005, the Company disposed of substantially all of the obsolete and slow-moving inventory that existed at February 1, 2004.  Substantially all of the remaining reserve is comprised of inventory items that were identified as being obsolete or slow moving during the fiscal years ended January 31, 2006 and 2005.

4.

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at January 31, 2006 and 2005 consisted of the following:

	2006	2005
Land and improvements …………………………………………………………………………………	$ 464,000	$ 464,000
Building and improvements …………………………………………………………………………	4,025,000	3,937,000
Machinery and equipment …………………………………………………………………………	4,766,000	4,705,000
Patterns, dies and tools …………………………………………………………………………………	973,000	906,000
Furniture and fixtures …………………………………………………………………………………	1,511,000	1,403,000
	11,739,000	11,415,000
Less accumulated depreciation and amortization …………………………………………	(8,122,000)	(7,573,000)
	$ 3,617,000	$ 3,842,000

Depreciation expense was $665,000, $654,000 and $683,000 for the years ended January 31, 2006, 2005 and 2004, respectively. The Company utilizes the straight-line method when accounting for depreciation. Certain components of property, plant and equipment are pledged as collateral for debt obligations (Note 6).

5.

ACCRUED EXPENSES

Accrued expenses as of January 31, 2006 and 2005 were approximately $1,895,000 and $2,404,000, respectively. A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	2006	2005
Product development programs ……………………………………………………………	$ 1,389,000	$ 886,000
Shareholder litigation (See Note 14) ……………………………………………………	-	800,000
Other accrued expenses ……………………………………………………………………	506,000	718,000
	$ 1,895,000	$ 2,404,000

6.

LONG-TERM DEBT, NOTES PAYABLE AND REVOLVING CREDIT FACILITY

Long-term debt and notes payable at January 31, 2006 and 2005 consisted of the following:

	2006	2005
Real estate term loan ……………………………………………………………………………	$ 2,633,000	$ 2,833,000
Equipment term loan ……………………………………………………………………………	161,000	191,000
Capitalized leases ……………………………………………………………………………………	-	13,000
	2,794,000	3,037,000
Less current maturities ……………………………………………………………………………	(230,000)	(243,000)
Long-term debt and notes payable, less current maturities ……………………	$ 2,564,000	$ 2,794,000

The amount of long-term debt and notes payable maturing in fiscal 2007 and thereafter is as follows:

Maturity Schedule of Long Term Debt and Notes Payable
2007 ……………………………………………………………………………………	$ 230,000
2008 ……………………………………………………………………………………	230,000
2009 ……………………………………………………………………………………	230,000
2010 ……………………………………………………………………………………	230,000
2010 ……………………………………………………………………………………	230,000
Thereafter ……………………………………………………………………………	1,644,000
Total ……………………………………………………………………………………	$ 2,794,000

On February 25, 2004, the Company completed a refinancing of its debt obligations by securing new credit facilities with Wachovia Bank, N.A.  (“Wachovia Refinancing”)  The facilities total $5.7 million, and include a 15 year term loan of $3.0 million that is collateralized by the Company’s real estate in Clearwater, Florida, a revolving credit facility of $2.5 million, and a seven year equipment loan of $0.2 million.  The entire debt also is collateralized by a lien on other Company and Avionics’ assets and by a Deed of Trust on Avionics’ real estate in Earlysville, Virginia.  The 15 year term loan has repayment obligations of approximately $200,000 per year.  The seven year equipment loan, drawn in May 2004, has repayment obligations of approximately $30,000 per year.  The credit line is set to expire on June 1, 2006.  The Company intends to negotiate a new credit line with Wachovia, and will endeavor to obtain terms and conditions that are at least equal to if not better than the existing terms and conditions.  However, the Company cannot guarantee the outcome of these negotiations.  These facilities replaced all of the Company’s debt that was previously held by First Commercial Bank and SunTrust Bank, N.A.

The interest rate on the credit facility is one-month LIBOR (which was 4.57% at January 31, 2006) plus 300 basis points.  Certain loan covenants have been revised and include a debt coverage ratio (defined as earnings before interest and taxes plus depreciation and amortization minus dividends, withdrawals and non-cash income divided by the sum of current maturities of long term debt and capital and synthetic lease obligations plus interest) that is greater than or equal to 1.25 to 1.00 and a leverage ratio (defined as total liabilities divided by tangible net worth) not to exceed 1.30 to 1.00.  As of January 31, 2006, the Company was in compliance with all covenants.

7.

RESERVE FOR WARRANTY

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience. The Company’s warranty experience is as follows:

	For the years ended January 31,
	2006	2005	2004
Beginning reserve balance ………………………………………………	$ 150,000	$ 150,000	$ 50,000
Costs incurred ………………………………………………………………	(24,000)	(108,000)	(160,000)
Replenish reserve for costs incurred ………………………………	-	108,000	160,000
Increase in estimate ………………………………………………………	-	-	100,000
Ending reserve balance ………………………………………………	$ 126,000	$ 150,000	$ 150,000

8.

STOCK OPTIONS, GRANTS AND RESTRICTED STOCK AWARDS

In July 2004, the Company adopted the Aerosonic Corporation 2004 Stock Incentive Plan (“2004 SIP”), which authorized the issuance of up to 200,000 shares.  Through January 31, 2006, 32,500 options, 6,339 shares and 6,200 restricted stock awards had been granted under the 2004 SIP, and as of such date, 154,961 shares were available for grant.  The options granted in fiscal 2006 have an exercise price of $6.20 and the weighted average remaining contractual life of these options was 9.3 years as of January 31, 2006.  For option awards, the plan provides that the strike price shall not be less than the fair market value of the common stock on the date of grant and that no portion of any option award may be exercised beyond ten years from that date.  In addition, no incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company's outstanding common stock.  Options granted under the plan during the year ended January 31, 2006 vest between one year and three years from the date of grant.  The Company had no outstanding equity awards prior to the year ended January 31, 2006.

Restricted stock awards have been granted to certain key employees. One-third of these awards vest on each anniversary date of the award, until fully vested.  Awards of 6,200 shares were granted during the year ended January 31, 2006. The average market price on the date of grant for awards granted in 2006 was $6.70, which resulted in the recording of unearned compensation of approximately $41,000 that is classified as a component of stockholders’ equity.  The unearned compensation is being amortized over the vesting period of the stock.  As a result, restricted stock compensation charged to expense was approximately $2,000 for the year ended January 31, 2006.

The following table summarizes the amount of awards authorized, the amount of awards granted and the amount of awards available for grant for the 2004 SIP:

2004 SIP
Awards authorized ………………………………………………………………	200,000
Options granted ………………………………………………………………	(32,500)
Shares granted ………………………………………………………………	(6,339)
Restricted stock granted ………………………………………………	(6,200)
Available for grant as of January 31, 2006 ………………………	154,961

Since none of the option grants have vested, there has been no activity relating to stock options granted under the 2004 SIP during the three years ended January 31, 2006.

9.

INCOME TAXES

Income tax expense (benefit) for the years ended January 31, 2006, 2005 and 2004 consisted of:

	2006	2005	2004
Current
Federal ……………………………………………………………………	$ 170,000	$ (287,000)	$ (259,000)
State ……………………………………………………………………	23,000	(44,000)	(41,000)
	193,000	(331,000)	(300,000)
Deferred:
Federal ……………………………………………………………………	(462.000)	(660,000)	(143,000)
State ……………………………………………………………………	(72,000)	(103,000)	(22,000)
	(534,000)	(763,000)	(165,000)
	$ (341,000)	$ (1,094,000)	$ (465,000)

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax (benefit) rate:

	2006	2005	2004

Federal tax rate ………………………………………………………	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit ………	-1.5%	-21.6%	3.3%
Alternative minimum tax on net operating loss carryforward …………………………………………………	0.9%	-	-
Tax-exempt foreign income ……………………………	-42.9%	-	-
Deferred tax asset valuation adjustment ………………	-	-218.3%	-684.1%
Research and experimentation and alternative minimum tax credits ………………………………………	-	-45.7%	1.9%
Other-primarily non-deductible expenses ………	-5.9%	6.9%	41.0%
Effective tax rate ………………………………………………………	-15.4%	-244.7%	-603.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2006 and 2005 are as follows:

	2006	2005

Current deferred tax assets:
Accounts receivable ……………………………………………………………………………	$ 4,000	$ 5,000
Inventories ……………………………………………………………………………………………	412,000	315,000
Vacation and sick pay accrual ……………………………………………………………	135,000	136,000
Net operating loss carry forward ……………………………………………………	966,000	544,000
Research and experimentation and alternative minimum tax credits ……	-	160,000
Other ……………………………………………………………………………………………………	69,000	76,000

Total current deferred tax assets ……………………………………………………	$1,586,000	$1,236,000
Non-current deferred tax assets
Property, plant and equipment, principally due to differences in
depreciation and capitalized interest ……………………………………………………	103,000	79,000
Research and experimentation and alternative minimum tax credits ……	204,000	44,000
Total non-current deferred tax assets ……………………………………………	307,000	123,000
Net deferred tax asset ……………………………………………………	$1,893,000	$1,359,000

At January 31, 2006, the Company has a total net operating loss carryforward from fiscal year 2005 of approximately $2,522,000 that the Company has elected to carryover into fiscal year 2007.  This carryforward will expire January 31, 2025.

For the fiscal year ended January 31, 2006, the Company’s estimate with respect to the future utilization of its deferred tax assets is that the Company believes it is more likely than not that all of its deferred tax benefits will be realized.

10.

OTHER INCOME (EXPENSE)

During fiscal year 2006, the Company recognized approximately $52,000 of miscellaneous income that was primarily related to foreign exchange gains on British Pound transactions.

During fiscal year 2005, the Company recognized the following amounts of other income (expense):

Insurance proceeds (1)	$ 997,000
Shareholder litigation settlement	(800,000)
Sale of EVMS product line (2)	267,000
Other	55,000
Other income (expense)	$ 519,000

(1)

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

(2)

During fiscal year 2005, the Company sold its EVMS product line inventory which resulted in Other income of approximately $267,000.  A summary of the EVMS sale is as follows:

Sale proceeds	$ 626,000
Inventory sold	(257,000)
Obsolete inventory (due to the sale)	(74,000)
Legal fees	(28,000)
Miscellaneous income	$ 267,000

11.

MAJOR CUSTOMER INFORMATION

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $16,809,000, $13,453,000 and $16,153,000 for the years ended January 31, 2006, 2005 and 2004, respectively. Of these amounts, approximately $7,201,000, $5,269,000 and $4,604,000 were sales directly to U.S. Government agencies for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to Lockheed and Boeing each represented 10% or more of net sales and amounted to 13% and 10% respectively, for the year ended January 31, 2006.  For the year ended January 31, 2005, sales to Lockheed and Boeing each represented 10% or more of net sales, or 16% and 10%, respectively.  For the year ended January 31, 2004, sales to Lockheed and Boeing each represented 10% or more of net sales, or 25% and 11%, respectively.  Included in these amounts are sales of products that are sold by each company to the U.S. Government.  Foreign sales for the years ended January 31, 2006, 2005 and 2004 represented 10% or more of net sales and amounted to approximately $7,684,000, $4,614,000 and $4,100,000, respectively.  Substantially all foreign sales contracts are payable in U.S. dollars.  No other customer sales totaled greater than 10% of net sales for years ended January 31, 2006, 2005 or 2004.

Receivables at January 31, 2006 included approximately $676,000, $489,000, $444,000 and $425,000 due from the U.S. Government, Boeing, foreign customers and Lockheed, respectively.  Receivables at January 31, 2005 included approximately $622,000 and $636,000 due from the U.S. Government and foreign customers, respectively.  No other customers represented greater than 10 percent of receivables at January 31, 2006 or 2005.

12.

BENEFIT PLANS

Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 100% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant’s yearly compensation.  Such matching contributions will be made in cash or Common Stock of the Company. Additional contributions may be made at the Company’s discretion. For the years ended January 31, 2006, 2005 and 2004, the Company contributed cash of approximately $457,000, $204,000 and $186,000, respectively.  During the fiscal year ended January 31, 2006, the Board of Directors approved an acceleration of the Company’s matching contributions to the tax-deferred savings plan.  Previously, the Company made its matching contributions once per year, within twelve months of the close of the plan year, which ends each December 31.  The acceleration of matching contributions resulted in the Company contributing its matching funds within thirty days of the close of each calendar quarter.  As a result, approximately $217,000 of the Company’s fiscal year 2006 matching contributions represent the matching contributions that would have normally been made during the 2006 fiscal year, while approximately $240,000 of the Company’s fiscal year 2006 contributions were the result of the acceleration of matching contributions.  This acceleration of matching contributions had a one-time effect on cash but had no impact on the recognition of expense, as the expense had been recognized in all periods when the obligation arose.

William Parker was employed by the Company for 34 years, most recently as its President, until his retirement in 1997. During fiscal 2005, 2004 and 2003, the Company was, and until April 2005 continued to be, a party to a Supplemental Pension Plan agreement with William C. Parker pursuant to which Mr. Parker received monthly pension payments from the Company of $4,167. Amounts expensed under this plan were approximately $10,000, $137,000 and $6,000 in 2005, 2004 and 2003, respectively. In May 2003, the Company and Mr. Parker executed a new Supplemental Pension Plan agreement, which became effective as of January 1, 2004, extending the then-existing Supplemental Pension Plan, and pursuant to which Mr. Parker would continue to receive monthly payments of $4,167 through December 2006. The extension resulted in a charge to income and an additional liability of $134,000 during the fourth quarter of fiscal 2004. This plan terminated upon the death of Mr. Parker in April 2005.  The termination of the plan results in a reduction of the liability that was originally recorded in the fourth quarter of fiscal 2004.  As a result, approximately $89,000 was recorded as other income during fiscal 2006.

13.

RELATED PARTY TRANSACTIONS

As discussed in Note 12, the Company had a Supplemental Pension Plan agreement with William Parker, a former employee who served as a director of the Company until his death in April 2005.

14.

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001.  As of January 31, 2003, all existing reserve balances had been utilized.  Based upon an assessment by the Company’s environmental consultants, the Company’s management has calculated the Company’s expected future expense for post-remediation monitoring expense and has established a reserve of $80,000 for such expense as of January 31, 2006.

The Company is now in a monitoring-only stage of the remediation (where periodic measurements are taken by environmental consultants to determine the effectiveness of the remediation), and the existing reserve contemplates the remaining expected expenses, based upon advice from the Company’s environmental consultants, as of January 31, 2006.

The following table is a recap of the financial impact of the Company’s environmental activities:

	Years ended January 31,
	2006	2005	2004
Beginning reserve balance	$ 98,000	$ 38,000	$ 38,000
Costs incurred	(18,000)	(25,000)	(19,000)
Replenish reserve for costs incurred	-	25,000	19,000
Increase in estimate	-	60,000	-
Ending reserve balance	$ 80,000	$ 98,000	$ 38,000

At January 31, 2006, the Company was committed to future purchases of approximately $4,141,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.  A tabular presentation is as follows:

Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	One Year	Years	Years	Years
Purchase Commitments ………………	$ 4,141,000	$ 3,784,000	$ 327,000	$ 30,000	$ -

The Company entered into various operating leases in fiscal years 2003 and 2002 to lease certain equipment.  No new leases occurred during fiscal year 2006, 2005 or 2004.  Total rental expense was approximately $473,000, $398,000 and $412,000 for the years ended January 31, 2006, 2005 and 2004, respectively. The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2006 are as follows:

Minimum Lease Payments
Operating Leases
2007 ……………………………………………………………………………	$ 406,000
2008 ……………………………………………………………………………	101,000
2009 ……………………………………………………………………………	20,000
2010 ……………………………………………………………………………	6,000

Total Minimum Lease Payments ……………………………………	$ 533,000

The Company issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005.  This LOC provides the South Korean government with financial assurance that the Company will perform in accordance with the offset requirements under its contract to provide integrated multifunction probes (“IMFP”) for South Korea’s T-50 military aircraft.  The offset requirements specify that the Company will effect a transfer of technology in accordance with the agreement.  The Company will incur certain expenses associated with this obligation.  Consequently, the Company accrues a liability with each IMFP shipment in anticipation of satisfying the offset requirements of the contract.  The South Korean government can collect under the terms of the LOC only in the event that the Company is in material breach of its contract obligations.  The term of this $398,000 LOC expires in July 2009.

A securities class action lawsuit in the Federal District Court of the Middle District of Florida against the Company, PricewaterhouseCoopers LLP, the Company’s former auditor, and four former employees of the Company, two of whom were directors (the “Federal Class Action”) was settled in December 2005.  On April 1, 2005, the Company and the other named defendants in the Federal Class Action filed a Notice of Settlement with the court.  On July 13, 2005, all parties filed a Stipulation of Settlement (the “Stipulation”) to settle the Federal Class Action.  The Stipulation provides for a payment by or on behalf of the defendants to the plaintiffs of approximately $5.35 million.  Of this amount, the Company was obligated to pay $800,000, which was accrued in the accompanying consolidated financial statements as of January 31, 2005.   The balance of the settlement is expected to be paid by Zurich American Insurance Company on behalf of the Company and the individual defendants under the Company’s directors’ and officers’ insurance policy, and by PricewaterhouseCoopers LLP.  On August 9, 2005, the court preliminarily approved the settlement and set a fairness hearing on November 18, 2005 to consider final approval of the settlement.     On August 29, 2005, the Company remitted $800,000 in satisfaction of this obligation.  On November 18, 2005, the court granted final approval to the settlement as proposed.  There were no objections to, or exclusions from, the settlement.  However, in light of a recent bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represented that Mr. McCracken petitioned the bankruptcy court to provide relief from the bankruptcy automatic stay.  On December 21, 2005, at the conclusion of the appeal period for the class action litigation, the bankruptcy court granted the relief as requested, thus allowing consummation of the settlement.

On April 6, 2005, Aerosonic became aware of a Derivative Complaint filed by Matilda Franzitta (the “Franzitta Suit”) filed on March 24, 2005 in the Circuit Court of Hillsborough County, Florida.  The Franzitta Suit alleges (a) breaches of fiduciary duties and aiding and abetting such breaches by the present and former directors, officers, and employees named as defendants, for an asserted "Relevant Period" which appears to begin sometime in 1999 and continues to the present time; and (b) breaches of contract, professional negligence, and aiding and abetting breaches of fiduciary duties, by the Company’s former registered independent certified public accounting firm during the asserted Relevant Period, and that firm’s partner in charge of the Company’s audits during most of that time.

On July 11, 2005, the plaintiffs voluntarily dismissed their claims against William Parker, a former director of the Company.  On July 25, 2005, all parties filed a Stipulation of Settlement to settle the Franzitta Suit (the “Franzitta Stipulation”).  The settlement provided the Company appoint a new independent director to its board and grant standing authority to the Company’s Audit Committee to investigate any matters it deems appropriate.  The settlement also provided for a payment of up to $75,000 in attorney’s fees and costs to plaintiff’s counsel, none of which was by the Company.  On August 16, 2005, the court preliminarily approved the settlement and set a final fairness hearing on November 21, 2005.  There were no objections to, or exclusions from, the settlement.  At the November 21 hearing, the court granted final approval to the settlement as proposed.  However, in light of a bankruptcy petition filing by Eric McCracken, the Company’s former Chief Financial Officer and a defendant in the litigation, the court also entered a supplemental order directing that no settlement funds be disbursed for thirty days in order to give the bankruptcy court or the bankruptcy trustee an opportunity to file any objection to the settlement.  Mr. McCracken’s counsel represented that Mr. McCracken petitioned the bankruptcy court to provide relief from the bankruptcy automatic stay.  On December 21, 2005, at the conclusion of the appeal period for the derivative suit, the bankruptcy court granted the relief as requested, thus allowing consummation of the settlement.

In addition to the foregoing, from time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company’s Board of Directors approved Amended and Restated Employment Agreements between the Company and four of its executive officers: David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo. The Amended and Restated Employment Agreements became effective on November 28, 2005.  These agreements provide for automatic renewal each November 28th, absent earlier non-renewal.  Each of the employment agreements provides for certain severance payments and benefits following a change in control if employment is terminated either by the Company without cause or by the employee during the term in effect at the time of the change in control or within 18 months following the change in control after a material change in the terms of the employee’s employment.

15.

SUBSEQUENT EVENTS

On February 6, 2006, the Board of Directors elected Donald Russell to its Board, filling the vacancy created by the death of William Parker on April 2, 2005.

On March 17, 2006, the Company repurchased 365,524 shares of its common stock (the "Repurchase") from First Commercial Bank, an Alabama state-chartered bank ("FCB"), pursuant to the terms of a Stock Repurchase Agreement, dated March 17, 2006 (the "Repurchase Agreement"), by and between the Company and FCB for a total aggregate purchase price of $2,467,287 in cash.  The repurchased shares represented approximately 9.31% of Company's 3,927,358 outstanding shares and were repurchased at a price of $6.75 per share.  The repurchase was financed entirely with cash.

It was a condition to the closing of the Repurchase that FCB also consummate a transaction with certain unaffiliated investors (the "Investors") for the purchase of its remaining 731,048 shares (the "Investor Shares") of the Company's common stock.  In connection with that third party transaction, Aerosonic has agreed, upon written request of the Investors holding a majority of the Investor Shares, to file a registration statement under the Securities Act of 1933, as amended, with respect to the sale of all of the Investor Shares.

FCB has agreed to certain restrictions on its ability to make additional purchases of the Company's common stock. FCB has also agreed to certain restrictions with respect to their ability to engage in any proxy contests with respect to the Company after the date hereof.

16.

QUARTERLY DATA (UNAUDITED)

Set forth below are the Company’s quarterly data for the years ended January 31, 2006 and 2005.

	Quarter Ended
	April 29	July 29	October 28	January 31

2006
Net sales ……………………………………………	$ 9,075,000	$ 8,977,000	$ 8,957,000	$ 7,754,000
Gross profit ……………………………………………	2,525,000	3,011,000	2,617,000	2,039,000
Income from operations ……………………	712,000	836,000	626,000	134,000
Net income ……………………………………………	449,000	482,000	490,000	1,129,000
Earnings per share (EPS) – basic ……………	0.11	0.12	0.12	0.29
Earnings per share (EPS) – diluted ……	0.11	0.12	0.12	0.29

	April 30	July 30	October 29	January 31 (1)
2005
Net sales ……………………………………………	$ 7,096,000	$ 7,937,000	$ 8,139,000	$ 7,549,000
Gross profit ……………………………………………	2,008,000	2,717,000	2,070,000	1,272,000
Income from operations ……………………	229,000	444,000	273,000	(875,000)
Net income ……………………………………………	209,000	903,000	212,000	217,000
Earnings per share (EPS) – basic ……………	0.05	0.23	0.05	0.06
Earnings per share (EPS) – diluted ……	0.05	0.23	0.05	0.06

(1) Results for the fiscal quarter ended January 31, 2005 include the accrual of approximately $800,000 for the settlement of the class action litigation and estimated losses on the JSF program of approximately $201,000.

17.

FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal year 2006, the Company recorded certain material adjustments to its financial statements for its provision for income taxes.  The Company has determined that it is entitled to extraterritorial income tax benefits of approximately $805,000 for the tax years ended January 31, 2003, 2004, 2005 and 2006.  The Company plans to file amended federal and state income tax returns for the tax years ended January 31, 2003, 2004 and 2005 to secure these benefits.  The Company also plans to include these credits in its January 31, 2006 income tax return.

SUPPLEMENTAL SCHEDULE OF VALUATION ACCOUNTS

Allowance for Doubtful Accounts

	For the year ended January 31,
	2006	2005	2004
Beginning Reserve Balance ……………………………………………………	$ 14,000	$ 152,000	$ 372,000
Amounts Written Off ……………………………………………………………	-	(147,000)	(147,000)
Amounts Charged (Credited) to Operations ……………………………	(4,000)	9,000	(73,000)
Ending Reserve Balance ……………………………………………………………	$ 10,000	$ 14,000	$ 152,000

Reserve for Obsolete and Slow-Moving Inventory

	For the year ended January 31,
	2006	2005	2004
Beginning Reserve Balance ……………………………………………………	$401,000	$1,426,000	$3,553,000
Amounts Charged (Credited) to Operations ……………………………	107,000	(1,025,000)	(2,127,000)
Ending Reserve Balance ……………………………………………………………	$508,000	$ 401,000	$1,426,000

Environmental

	For the year ended January 31,
	2006	2005	2004
Beginning Reserve Balance ……………………………………………………	$ 98,000	$ 38,000	$ 38,000
Amounts Charged (Credited) to Operations ……………………………	(18,000)	60,000	-
Ending Reserve Balance ……………………………………………………………	$ 80,000	$ 98,000	$ 38,000

Warranty

	For the year ended January 31,
	2006	2005	2004
Beginning Reserve Balance ……………………………………………………	$ 150,000	$ 150,000	$ 50,000
Amounts Charged (Credited) to Operations ……………………………	(24,000)	-	100,000
Ending Reserve Balance ……………………………………………………………	$ 126,000	$ 150,000	$ 150,000

Sales Returns

	For the year ended January 31,
	2006	2005	2004
Beginning Reserve Balance ……………………………………………………	$ 38,000	$ 75,000	$ 75,000
Amounts Credited to Operations ……………………………………………	(38,000)	(37,000)	-
Ending Reserve Balance ……………………………………………………………	$ -	$ 38,000	$ 75,000

Deferred Tax Asset Valuation Allowance

	For the year ended January 31,
	2006	2005	2004
Beginning Reserve Balance ……………………………………………………	$ -	$ 974,000	$1,504,000
Amounts Credited to Operations ……………………………………………	-	(974,000)	(530,000)
Ending Reserve Balance, as restated ……………………………………	$ -	$ -	$ 974,000