Form 10-Q
period 2006-04-28
AEROSONIC CORP /DE/
filed 2006-06-05
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended April 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 30, 2006, the issuer had 3,568,939 shares of Common Stock outstanding, net of treasury shares.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

THIS REPORT CONTAINS CERTAIN “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREUNDER. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECT,” “ANTICIPATE,” “ESTIMATE,” “CONTINUE,” “PLANS,” “INTENDS” AND WORDS OF SIMILAR IMPORT. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD BE INACCURATE. THEREFORE, THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. ADDITIONALLY, ACTUAL RESULTS MIGHT BE AFFECTED BY CERTAIN FACTORS SET FORTH HEREIN IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Significant Events.

On March 17, 2006, Aerosonic Corporation (the “Company” or “Aerosonic”) repurchased 365,524 shares of its common stock from First Commercial Bank, an Alabama state-chartered bank ("FCB"), pursuant to the terms of a Stock Repurchase Agreement, dated March 17, 2006, by and between the Company and FCB for a total aggregate purchase price of $2,467,287 in cash.  The repurchased shares represented approximately 9.31% of the Company's 3,927,358 outstanding shares and were repurchased at a price of $6.75 per share.  The repurchase was financed entirely with cash and has been recorded as treasury stock.

FCB has agreed to certain restrictions on its ability to make additional purchases of the Company's common stock. FCB has also agreed to certain restrictions with respect to their ability to engage in any proxy contests with respect to the Company after the date hereof.

ITEM 1  FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 28, 2006	January 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 199,000	$ 3,106,000
Receivables, net of allowance for doubtful accounts of $10,000 and $14,000	5,518,000	4,364,000
Income taxes receivable	116,000	226,000
Costs less estimated losses in excess of billings	514,000	420,000
Inventories	5,999,000	5,984,000
Prepaid expenses	584,000	446,000
Deferred income taxes	1,586,000	1,586,000
Total current assets	14,516,000	16,132,000
Property, plant and equipment, net	3,477,000	3,617,000
Deferred income taxes	307,000	307,000
Other assets, net	155,000	156,000
Total assets	$ 18,455,000	$ 20,212,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$ 230,000	$ 230,000
Revolving credit facility	36,000	-
Accounts payable, trade	1,441,000	1,544,000
Compensation and benefits	955,000	834,000
Income taxes payable	25,000	20,000
Accrued expenses and other liabilities	1,954,000	1,895,000
Total current liabilities	4,641,000	4,523,000
Long-term debt and notes payable due after one year	2,507,000	2,564,000
Other liabilities	92,000	46,000
Total liabilities	7,240,000	7,133,000
Commitments and contingencies
Stockholders’ equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,992,601 shares; outstanding 3,568,939 shares at April 28, 2006 and 3,927,358 shares at January 31, 2006	1,600,000	1,599,000
Additional paid-in capital	4,619,000	4,600,000
Retained earnings	8,159,000	7,576,000
Less treasury stock: 430,767 shares at April 28, 2006 and 65,243 shares at January 31, 2006, at cost	(3,163,000)	(696,000)
Total stockholders’ equity	11,215,000	13,079,000
Total liabilities and stockholders’ equity	$ 18,455,000	$ 20,212,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months ended
	April 28, 2006	April 29, 2005

Revenues, net	$ 8,481,000	$ 9,075,000
Cost of revenues	5,739,000	6,550,000
Gross profit	2,742,000	2,525,000
Selling, general and administrative expenses	2,131,000	1,813,000
Operating income	611,000	712,000
Other income (expense):
Interest expense, net	(29,000)	(43,000)
Miscellaneous income	36,000	55,000
	7,000	12,000
Income before income taxes	618,000	724,000
Income tax expense	(35,000)	(275,000)
Net income	$ 583,000	$ 449,000
Basic earnings per share	$ 0.16	$ 0.11
Diluted earnings per share	$ 0.15	$ 0.11
Basic weighted average shares outstanding	3,751,127	3,921,019
Diluted weighted average shares outstanding	3,764,352	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months ended
	April 28, 2006	April 29, 2005
Cash flow from operating activities:
Net income	$ 583,000	$ 449,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation	20,000	-
Depreciation	184,000	112,000
Amortization	3,000	9,000
Gain on the disposal of property	(33,000)	-
Changes in operating assets and liabilities:
Receivables	(1,154,000)	(2,057,000)
Income taxes receivable and payable	115,000	475,000
Costs less estimated losses in excess of billings	(94,000)	810,000
Inventories	(15,000)	(114,000)
Prepaid expenses	(138,000)	(59,000)
Other assets	(2,000)	(80,000)
Accounts payable, trade	(103,000)	(34,000)
Compensation and benefits	121,000	169,000
Accrued expenses and other liabilities	105,000	312,000
Net cash used in operating activities	(408,000)	(8,000)

Cash flow from investing activities:
Proceeds from the sale of property	58,000	-
Capital expenditures	(69,000)	(28,000)
Net cash used in investing activities	(11,000)	(28,000)

Cash flow from financing activities:
Proceeds from revolving credit facility	36,000	-
Purchase of treasury stock	(2,467,000)	-
Principal payments on long-term debt and notes payable	(57,000)	(70,000)
Net cash used in financing activities	(2,488,000)	(70,000)

Net decrease in cash and cash equivalents	(2,907,000)	(106,000)
Cash and cash equivalents at beginning of period	3,106,000	840,000
Cash and cash equivalents at end of period	$ 199,000	$ 734,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 29,000	$ 47,000
Income taxes	$ 30,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “2006 Form 10-K”) that the Company filed with the SEC on March 28, 2006. Operating results for the three months ended April 28, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the first quarter mean the first quarter ended on the last Friday of April of the referenced fiscal year. For example, references to the first quarter of fiscal year 2007 mean the first quarter ended April 28, 2006.

Note 2 – Business

The Company is principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. The Company has three operating divisions in three locations. The two principal divisions are the Clearwater, Florida Instrument Division (“Clearwater Instruments”), which primarily manufactures both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation, and Avionics Specialties, Inc. (“Avionics”) in Earlysville, Virginia, which maintains three major product lines in the aircraft instrument segment: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems.  In addition, the Company maintains a third division in Wichita, Kansas (“Kansas Instruments”) to support the Clearwater Instruments business.  Kansas Instruments is the source inspection location for our Wichita customers and is the primary location for Clearwater Instruments’ repair business.

During the three months ended April 28, 2006, sales to Korea Aerospace and Boeing represented approximately 15% and 10%, respectively, of total revenues.  During the three months ended April 29, 2005, sales to Lockheed Martin represented approximately 14% of total revenues.

Note 3 – Inventories

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value.  Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months and actual usage for the previous two years.  During production, the Company uses standards to estimate product costs. These standards are reviewed and updated, generally monthly, by management. Differences between standard and actual costs have historically not been material

Inventories at April 28, 2006 and January 31, 2006 consisted of the following:

	April 28, 2006	January 31, 2006
Raw materials	$ 4,106,000	$ 3,935,000
Work in process	2,274,000	2,436,000
Finished goods	121,000	121,000
Reserve for obsolete and slow moving inventory	(502,000)	(508,000)
	$ 5,999,000	$ 5,984,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated losses to date on this contract as of April 28, 2006 and January 31, 2006 are as follows:

	April 28, 2006	January 31, 2006
Costs incurred to date	$ 16,581,000	$ 16,059,000
Estimated losses	(2,294,000)	(2,030,000)
	14,287,000	14,029,000
Less billings to date	(13,773,000)	(13,609,000)
Costs less estimated losses in excess of billings	$ 514,000	$ 420,000

During the quarter ended April 28, 2006, the Company developed a solution for a measurement characteristic that had inhibited the Company’s ability to complete the full design and testing of its JSF air data probe.  While the test results were superior to expectations, the resulting delay in progress on the overall project and the completion of a revision to the estimate at completion of the project caused the Company to recognize an additional loss of approximately $264,000 during the quarter ended April 28, 2006.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,281,000.  As of April 28, 2006, based on project progress, the Company has recognized revenues of approximately $14,287,000 for the JSF project.  The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s costs.  The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time.

Note 5– Accrued Expenses

Accrued expenses as of April 28, 2006 and January 31, 2006 were approximately $1,954,000 and $1,895,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	April 28, 2006	January 31, 2006
Product development programs	$ 1,415,000	$ 1,389,000
Other accrued expenses	539,000	506,000
	$ 1,954,000	$ 1,895,000

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

Long term debt and notes payable at April 28, 2006 and January 31, 2006 consisted of the following:

	April 28, 2006	January 31, 2006
Mortgage note payable - Wachovia	$ 2,583,000	$ 2,633,000
Equipment term loan	154,000	161,000
	2,737,000	2,794,000
Less current maturities	(230,000)	(230,000)
Long-term debt and notes payable, less current maturities	$ 2,507,000	$ 2,564,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of April 28, 2006, the Company was in compliance with these financial covenants.

The Wachovia loan agreement subjects the Company to a number of additional covenants that, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

The Company’s ability to maintain sufficient liquidity and compliance with these covenants in fiscal year 2007 and beyond is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results and compliance with covenants could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2007 and beyond, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Note 7 – Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”), which requires stock-based compensation to be measured on the fair value of the awards on the grant date.  The Company elected a “modified prospective method” of transition as permitted by SFAS 123R.  Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to the adoption are not restated.  For the three-month period ended April 28, 2006, total equity-based compensation of approximately $8,600 related to stock options previously granted was included in operating expense.

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

	Three Months Ended
	April 28, 2006	April 29, 2005

Weighted average shares outstanding – basic …………	3,751,127	3,921,019
Dilutive effect of stock options …………………………	13,225	-
Weighted average shares outstanding - diluted …	3,764,352	3,921,019

Note 9 – Commitments, Contingencies and Subsequent Events

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s accrual that existed at the close of each fiscal period:

	April 28, 2006	April 29, 2005
Environmental Accrual …………………………………………	$ 80,000	$ 98,000

The environmental accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

The Company’s revolving credit facility with Wachovia, which was set to expire June 30, 2006, was renewed effective May 24 2006.  The limit of this facility remains at $2.5 million.  The expiration date is June 30, 2007.

On March 17, 2006, Aerosonic repurchased 365,524 shares of its common stock from FCB, pursuant to the terms of a Stock Repurchase Agreement, dated March 17, 2006, by and between the Company and FCB for a total aggregate purchase price of $2,467,287 in cash.  The repurchased shares represented approximately 9.31% of the Company's 3,927,358 outstanding shares and were repurchased at a price of $6.75 per share.  The repurchase was financed entirely with cash and has been recorded as treasury stock.

FCB has agreed to certain restrictions on its ability to make additional purchases of the Company's common stock. FCB has also agreed to certain restrictions with respect to their ability to engage in any proxy contests with respect to the Company after the date hereof.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Revenues for the first quarter of 2007 decreased approximately $594,000 when compared to the first quarter of 2006.  Core instrument sales decreased by approximately $138,000 when compared to the first quarter of 2006. The decrease in core instrument sales was driven primarily by lower altimeter sales, which were much higher in the first quarter of 2006 as the Company satisfied customer requirements for meeting the Reduced Vertical Separation Minimum requirements mandated by the Federal Aviation Administration.  Revenue from the Joint Strike Fighter (“JSF”) development program decreased by approximately $456,000 as the Company’s development program nears completion.

Gross profit for the first quarter of 2007 increased by approximately 9%, or approximately $217,000, when compared to the first quarter 2006.  This increase is due to a favorable shift in sales mix at Avionics, as shipments of integrated multifunction probes and repairs increased versus the previous period.

Selling, general and administrative expenses for the first quarter of 2007 increased approximately $318,000 when compared to the first quarter of 2006.  This increase is attributable to increased costs for compensation and benefits, sales commissions, travel and entertainment and corporate governance expenses.  The increases in sales commissions and travel and entertainment were due to an increase in international business activity.

Net interest expense decreased approximately $14,000 for the first quarter of 2007 when compared to the first quarter of 2006.  This reduction is due to the one-time receipt of interest payments of approximately $15,000 in conjunction with the Company’s receipt of income tax refunds during the first quarter of 2007.

Miscellaneous income decreased approximately $19,000 for the first quarter of 2007 when compared to the first quarter of 2006.  Approximately $33,000 of the miscellaneous income for the first quarter of 2007 was due to the recognition of gains on the sale of fixed assets.  Conversely, foreign exchange gains on British Pound-denominated accounts receivable and bank deposits represent nearly all of the miscellaneous income for the first quarter of 2006.

Income tax expense decreased approximately $240,000 for the first quarter of 2007 when compared to the first quarter of 2006.  This decrease is primarily due to a reduction in the anticipated effective tax rate for the current period when compared to the effective tax rate that was employed in the prior reporting period.  This reduction in the anticipated effective tax rate is due to the expected utilization of tax loss carryforwards in the current year that are expected to offset the majority of the Company’s taxable income for the fiscal year ending January 31, 2007.

Liquidity and Capital Resources

Cash used in operating activities was approximately $408,000 for the first quarter of 2007 an increase in usage of approximately $400,000 when compared to the first quarter of 2006. This increase in cash usage is primarily attributable to:

●     An increase due to accounts payable of approximately $69,000 as the Company maintained a substantial majority of accounts at a current status

●     An increase due to accrued expenses and other liabilities of approximately $207,000 due primarily to reductions in liabilities to suppliers for the JSF contract

●     An increase due to net income taxes receivable and payable of approximately $360,000 due to a reduced level of income tax refund receipts

●     An increase due to compensation and benefits liabilities of approximately $48,000

●     An increase due to an increase in costs less estimated losses in excess of billings of approximately $904,000 resulting from continuing progress on project elements that have not reached the stage where milestone billings can be generated for the JSF program during the current quarter

●     An increase due to prepaid expenses of approximately $79,000 as all insurance premiums were paid with cash in the first quarter of 2007 while some insurance premiums were paid utilizing premium financing in the first quarter of 2006

These increases in cash usage were partially offset by the following increases in cash provided:

●     An increase in net income of approximately $134,000

●     An increase due to accounts receivable of approximately $903,000 resulting from improvements in collections as well as a reduction in sales volume

●     An increase of approximately $99,000 due to reduced rate of inventory growth

●     An increase due to the gain on the sale of assets of approximately $33,000

●     An increase due to a reduction in other assets of approximately $78,000 as the Company secured the return of deposits from professional service providers.

Cash used in investing activities increased approximately $49,000 in the first quarter of 2007 due to higher investment in Machinery and Equipment.

Cash used in financing activities increased approximately $2,418,000 when compared to the first quarter of 2006 as the Company repurchased approximately 9.31% of its outstanding common stock during the quarter, resulting in a cash outflow of approximately $2,467,000.  This outflow was partially offset by a reduction in the scheduled repayment of long-term debt obligations of approximately $13,000 and the drawdown of approximately $36,000 on the Company’s revolving credit facility.

Future capital requirements depend on numerous factors, including research and development, expansion of product lines and other factors. Management believes that cash and cash equivalents, together with the Company’s current borrowing arrangements will provide for these necessary expenditures. Furthermore, the Company may develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

The Company’s ability to maintain sufficient liquidity in fiscal year 2007 and beyond is highly dependent upon achieving expected operating results.  Failure to successfully achieve these results could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2007, and could require implementation of curative measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “Results of Operations” and “Liquidity and Capital Resources”.  Such differences could be material.

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

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. In situations where the Company estimates a loss on a contract, the entire estimated loss is immediately recognized in the financial statements.  This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage of completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated. Other operating costs are charged to expense as incurred. During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the JSF program.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of April 28, 2006 and January 31, 2006, management does not believe that any long-lived assets are impaired.

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

Other Accounts Affected by Management Estimates

From time to time, management will utilize estimates when preparing the financial statements of the Company. Such estimates include allowances for doubtful accounts, reserves for warranty and sales returns, depreciation, amortization and other accruals.

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

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points.  Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities.  As an example, the prevailing rate for one-month LIBOR at April 28, 2006 was approximately 5.02%.  Therefore, the Company’s borrowing cost under its existing debt facilities as of April 28, 2006 was 8.02%.  For each $1.0 million of borrowing at the April 28, 2006 one-month LIBOR interest rate, the Company’s annual interest cost would be $80,200.  Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements.  Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

ITEM 4  CONTROLS AND PROCEDURES.

As of April 28, 2006, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

From time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 1A   RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 have not materially changed.

ITEM 2     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchase of shares of Aerosonic's common stock during the quarter ended April 28, 2006:

Issuer Purchases of Equity Securities(a)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2006 through February 28, 2006	--	--	--	--
March 1, 2006 through March 31, 2006	365,524	$6.75	--	--
April 1, 2006 through April 28, 2006	--	--	--	--
Total	365,524	$6.75	--

(a)

This table reflects the repurchase of shares from FCB, pursuant to the terms of a Stock Repurchase Agreement, dated March 17, 2006, by and between Aerosonic and FCB for a total aggregate purchase price of $2,467,287 in cash.  The repurchased shares represented approximately 9.31% of the Company's then-outstanding shares.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5     OTHER INFORMATION

None

ITEM 6       EXHIBITS

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

Date:  June 5, 2006

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini

Chairman, President and Chief Executive Officer

Date:  June 5, 2006

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

Date:      June 5, 2006

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

Date:      June 5, 2006

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ended April 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, David A. Baldini, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)   The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:      June 5, 2006

/s/ David A. Baldini

David A. Baldini

President and Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ended April 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Gary E. Colbert, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)   The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:      June 5, 2006

/s/ Gary E. Colbert

Gary E. Colbert

Chief Financial Officer