Form 10-Q
period 2006-07-28
AEROSONIC CORP /DE/
filed 2006-09-11
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended July 28, 2006

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

As of September 8, 2006, the issuer had 3,568,939 shares of Common Stock outstanding, net of treasury shares.

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

ITEM 1  FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 28, 2006	January 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,217,000	$ 3,106,000
Receivables, net of allowance for doubtful accounts of $10,000 and $14,000	4,784,000	4,364,000
Income taxes receivable	2,000	226,000
Costs less estimated losses in excess of billings	-	420,000
Inventories	5,855,000	5,984,000
Prepaid expenses	398,000	446,000
Deferred income taxes	1,586,000	1,586,000
Total current assets	13,842,000	16,132,000
Property, plant and equipment, net	3,468,000	3,617,000
Deferred income taxes	307,000	307,000
Other assets, net	132,000	156,000
Total assets	$ 17,749,000	$ 20,212,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$ 230,000	$ 230,000
Accounts payable, trade	1,126,000	1,544,000
Compensation and benefits	903,000	834,000
Income taxes payable	15,000	20,000
Accrued expenses and other liabilities	1,775,000	1,895,000
Total current liabilities	4,049,000	4,523,000
Long-term debt and notes payable due after one year	2,449,000	2,564,000
Other liabilities	100,000	46,000
Total liabilities	6,598,000	7,133,000
Commitments and contingencies
Stockholders’ equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,999,706 shares at July 28, 2006 and 3,992,601 shares at January 31, 2006; outstanding 3,568,939 shares at July 28, 2006 and 3,927,358 shares at January 31, 2006	1,600,000	1,599,000
Additional paid-in capital	4,632,000	4,600,000
Retained earnings	8,082,000	7,576,000
Less treasury stock: 430,767 shares at July 28, 2006 and 65,243 shares at January 31, 2006, at cost	(3,163,000)	(696,000)
Total stockholders’ equity	11,151,000	13,079,000
Total liabilities and stockholders’ equity	$ 17,749,000	$ 20,212,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Revenues, net	$ 7,595,000	$ 8,977,000	$16,076,000	$18,052,000
Cost of revenues	5,696,000	5,966,000	11,435,000	12,516,000
Gross profit	1,899,000	3,011,000	4,641,000	5,536,000
Selling, general and administrative expenses	1,968,000	2,175,000	4,099,000	3,988,000
Operating (loss) income	(69,000)	836,000	542,000	1,548,000
Other income (expense):
Interest expense, net	(43,000)	(30,000)	(72,000)	(73,000)
Miscellaneous income	10,000	(15,000)	46,000	40,000
	(33,000)	(45,000)	(26,000)	(33,000)
(Loss) income before income taxes	(102,000)	791,000	516,000	1,515,000
Income tax benefit (expense)	25,000	(309,000)	(10,000)	(584,000)
Net (loss) income	$ (77,000)	$ 482,000	$ 506,000	$ 931,000
Basic (loss) earnings per share	$ (0.02)	$ 0.12	$ 0.14	$ 0.24
Diluted (loss) earnings per share	$ (0.02)	$ 0.12	$ 0.14	$ 0.24
Basic weighted average shares outstanding	3,562,739	3,921,019	3,656,933	3,921,019
Diluted weighted average shares outstanding	3,562,739	3,921,019	3,670,361	3,921,019

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	July 28, 2006	July 29, 2005
Cash flow from operating activities:
Net income	$ 506,000	$ 931,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	33,000	-
Depreciation	333,000	335,000
Amortization	7,000	13,000
(Gain) loss on the disposal of property	(33,000)	8,000
Changes in operating assets and liabilities:
Receivables	(420,000)	(1,805,000)
Income taxes receivable and payable	219,000	1,083,000
Costs less estimated losses in excess of billings	420,000	1,210,000
Inventories	129,000	(369,000)
Prepaid expenses	48,000	(134,000)
Other assets	17,000	3,000
Accounts payable, trade	(418,000)	950,000
Compensation and benefits	69,000	(5,000)
Accrued expenses and other liabilities	(66,000)	26,000
Net cash provided by operating activities	844,000	2,246,000
Cash flow from investing activities:
Proceeds from the sale of property	58,000	2,000
Capital expenditures	(209,000)	(201,000)
Net cash used in investing activities	(151,000)	(199,000)
Cash flow from financing activities:
Purchase of treasury stock	(2,467,000)	-
Principal payments on long-term debt and notes payable	(115,000)	(128,000)
Net cash used in financing activities	(2,582,000)	(128,000)

Net (decrease) increase in cash and cash equivalents	(1,889,000)	1,919,000
Cash and cash equivalents at beginning of period	3,106,000	840,000
Cash and cash equivalents at end of period	$ 1,217,000	$ 2,759,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 73,000	$ 92,000
Income taxes	$ 30,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and in Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “2006 Form 10-K”) that the Company filed with the SEC on March 28, 2006. Operating results for the three and six months ended July 28, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the second quarter mean the second quarter ended on the last Friday of July of the referenced fiscal year. For example, references to the second quarter of fiscal year 2007 mean the second quarter ended July 28, 2006.

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

During the three months ended July 28, 2006, sales to The Boeing Company (“Boeing”) represented approximately 10% of total revenues.  During the three months ended July 29, 2005, sales to Lockheed Martin Corporation (“Lockheed”) represented approximately 12% of total revenues and sales to Boeing represented approximately 10% of total revenues.  During the six months ended July 28, 2006 and July 29, 2005, sales to Lockheed represented approximately 12% and 18%, respectively, of total revenues.

Note 3 – Inventories

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value.  Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months and actual usage for the previous two years.  During production, the Company uses standards to estimate product costs. These standards are reviewed and updated, generally monthly, by management. Differences between standard and actual costs have historically not been material.

Inventories at July 28, 2006 and January 31, 2006 consisted of the following:

	July 28, 2006	January 31, 2006
Raw materials	$ 3,953,000	$ 3,935,000
Work in process	2,248,000	2,436,000
Finished goods	134,000	121,000
Reserve for obsolete and slow moving inventory	(480,000)	(508,000)
	$ 5,855,000	$ 5,984,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated losses to date on this contract as of July 28, 2006 and January 31, 2006 are as follows:

	July 28, 2006	January 31, 2006
Costs incurred to date	$ 17,089,000	$ 16,059,000
Estimated losses	(2,522,000)	(2,030,000)
	14,567,000	14,029,000
Less billings to date	(14,618,000)	(13,609,000)
Costs less estimated losses in excess of billings		$ 420,000
Billings in excess of costs less estimated losses	$ (51,000)

During the quarter ended July 28, 2006, the Company continued working toward completion of all activities related to compliance with safety of flight standards for its JSF air data probe.  Delays in progress toward satisfying these requirements were encountered throughout the testing phase, causing the Company to recognize an additional loss of approximately $228,000 during the quarter ended July 28, 2006.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,281,000.  As of July 28, 2006, based on project progress, the Company has recognized revenues of approximately $14,567,000 for the JSF project.  The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s costs.  The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time.  Billings in excess of costs less estimated losses of approximately $51,000 at July 28, 2006 are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

Note 5– Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of July 28, 2006 and January 31, 2006 were approximately $1,775,000 and $1,895,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	July 28, 2006	January 31, 2006
Product development programs	$ 1,163,000	$ 1,389,000
Other accrued expenses	612,000	506,000
	$ 1,775,000	$ 1,895,000

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

Long term debt and notes payable at July 28, 2006 and January 31, 2006 consisted of the following:

	July 28, 2006	January 31, 2006
Mortgage note payable - Wachovia	$ 2,533,000	$ 2,633,000
Equipment term loan	146,000	161,000
	2,679,000	2,794,000
Less current maturities	(230,000)	(230,000)
Long-term debt and notes payable, less current maturities	$ 2,449,000	$ 2,564,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of July 28, 2006, the Company was in compliance with these financial covenants.

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

Note 7 – Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”), which requires stock-based compensation to be measured on the fair value of the awards on the grant date.  The Company elected a “modified prospective method” of transition as permitted by SFAS 123R.  Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to the adoption are not restated.  For the three- and six-month periods ended July 28, 2006, total equity-based compensation of approximately of $8,600 and $17,200, respectively, related to stock options previously granted was included in operating expense.

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

	Three Months Ended		Six Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005

Weighted average shares outstanding – basic	3,562,739	3,921,019	3,656,933	3,921,019
Dilutive effect of stock options	-	-	13,428	-
Weighted average shares outstanding – diluted	3,562,739	3,921,019	3,670,361	3,921,019

In accordance with generally accepted accounting principles, the dilutive effect of options on 32,500 shares of our common stock was not included in the calculation of diluted loss per share for the three months ended July 28, 2006 as their effect would be antidilutive.  In addition, there was no dilutive effect for the three and six months ended July 29, 2005 as there were no vested stock options outstanding during that period.

Note 9 – Commitments, Contingencies and Subsequent Events

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s accrual that existed at the close of each fiscal period:

	July 28, 2006	January 31, 2006
Environmental Accrual	$ 73,000	$ 80,000

The environmental accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The Company’s revolving credit facility with Wachovia, which was set to expire June 30, 2006, was renewed effective May 24, 2006.  The limit of this facility remains at $2.5 million.  The expiration date is June 30, 2007.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Revenues for the second quarter of 2007 decreased approximately $1,382,000 when compared to the second quarter of 2006.  Core instrument and spare parts sales decreased by approximately $1,596,000 when compared to the second quarter of 2006. The decrease in core instrument sales was driven primarily by lower integrated multifunction probe (“IMFP”) and angle of attack (“AOA”) transmitter sales.  This reduction was partially offset by an increase in repair revenue of approximately $228,000.  Revenue from the Joint Strike Fighter (“JSF”) development program decreased by approximately $14,000 as the Company’s development program nears completion.

Revenues for the six months ended July 28, 2006 decreased approximately $1,976,000 when compared to the six months ended July 29, 2005.  Core instrument and spare parts sales decreased by approximately $1,946,000 when compared to the six months ended July 29, 2005. The decrease in core instrument sales was driven primarily by lower IMFP, AOA transmitter and altimeter sales.  This reduction was partially offset by an increase in repair revenue of approximately $440,000.  JSF program revenue decreased by approximately $470,000 during the period, as the Company’s development program nears completion.

Gross profit for the second quarter of 2007 decreased by approximately 37%, or approximately $1,112,000, when compared to the second quarter of 2006.  This decrease was driven primarily by a reduction in volume that resulted in lower absorption of labor and overhead costs as well as higher material costs.

Gross profit for the six months ended July 28, 2006 decreased by approximately 16%, or approximately $895,000, when compared to the six months ended July 29, 2005.  The reduction in sales volume resulted in lower absorption of labor and overhead costs and more than offset the gross profit improvements that were realized in the first quarter of fiscal year 2007 as a result of a favorable shift in the Company’s sales mix.

Selling, general and administrative expenses for the second quarter of 2007 decreased approximately $207,000 when compared to the second quarter of 2006.  This decrease was attributable to lower outside engineering costs in the Clearwater operations as well as a reduction in legal fees and expenses.

Selling, general and administrative expenses for the six months ended July 28, 2006 increased approximately $111,000 when compared to the six months ended July 29, 2005.  This increase was attributable to increased costs for compensation and benefits, travel and entertainment and corporate governance expenses.  The increase in travel and entertainment was due primarily to an increase in international business activity.

Net interest expense increased approximately $13,000 for the second quarter of 2007 when compared to the second quarter of 2006.  This increase resulted from payments on debt obligations in the current period, while such payments were partially offset by the one-time receipt of interest payments of approximately $15,000 in conjunction with the Company’s receipt of income tax refunds during the first quarter of 2006.

Net interest expense decreased approximately $1,000 for the six months ended July 28, 2006 when compared to the six months ended July 29, 2005.  This decrease resulted from a reduction in outstanding debt obligations.

Miscellaneous income increased approximately $25,000 for the second quarter of 2007 when compared to the second quarter of 2006.  This increase was due to a reduction in foreign currency expense.

Miscellaneous income increased approximately $6,000 for the first six months of 2007 when compared to the same period of 2006.  This increase was due to the recognition of a gain on the sale of fixed assets of approximately $33,000 in the first quarter of 2007 and was partially offset by charges resulting from the settlement of foreign currency-denominated obligations.

Income tax expense decreased approximately $334,000 for the second quarter of 2007 when compared to the second quarter of 2006, resulting in an income tax benefit for the current period.  This decrease was due to lower earnings and a reduction in the anticipated effective tax rate for the current period when compared to the effective tax rate that was employed in the prior reporting period.

Income tax expense decreased approximately $574,000 for the six months ended July 28, 2006 when compared to the six months ended July 29, 2005.  This decrease was due to lower earnings as well as a reduction in the anticipated effective tax rate for the current period when compared to the effective tax rate that was employed in the prior reporting period.

The reduction in the anticipated effective tax rate was due to the expected utilization of tax loss carryforwards in the current year that are expected to offset the majority of the Company’s taxable income for the fiscal year ending January 31, 2007.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $844,000 for the second quarter of 2007, a decrease in cash provided of approximately $1,402,000 when compared to the second quarter of 2006. This decrease in cash provided is primarily attributable to:

A decrease in net income of approximately $425,000

●     A decrease due to accounts payable of approximately $1,368,000 as the Company maintained a substantial majority of accounts at a current status.  In addition, the Company had withheld a vendor payment of approximately $685,000 during the second quarter of 2006 pending the resolution of a dispute that has since been resolved

●     A decrease due to net income taxes receivable and payable of approximately $864,000 due to a reduced level of income tax refunds available

●     A decrease due to an increase in costs less estimated losses in excess of billings of approximately $790,000 resulting from continuing progress on the JSF program and the achievement of project milestones for which invoices have been issued

●     A decrease due to accrued expenses and other liabilities of approximately $92,000 due primarily to further reductions in liabilities to suppliers for the JSF contract

These increases in cash usage were partially offset by the following increases in cash provided:

●     An increase due to compensation and benefits liabilities of approximately $74,000

●     An increase due to accounts receivable of approximately $1,385,000 resulting from improvements in collections as well as a decrease in sales volume

●     An increase of approximately $498,000 due to a reduction in inventory

●     An increase due to the gain on the sale of assets of approximately $41,000

●     An increase due to a reduction in other assets of approximately $14,000 as the Company secured the return of deposits from professional service providers.

●     An increase due to prepaid expenses of approximately $182,000 as all insurance premiums for the six months ended July 28, 2006 were paid with cash whereas some insurance premiums for the six months ended July 29, 2005 were paid utilizing premium financing

Cash used in investing activities decreased approximately $48,000 in the first six months of fiscal year 2007 as compared to the same period in fiscal year 2006 due to lower investment in Machinery and Equipment.

Cash used in financing activities increased approximately $2,454,000 for the first six months of fiscal year 2007 when compared to the six months ended July 29, 2005 as the Company repurchased approximately 9.31% of its outstanding common stock during the period, resulting in a cash outflow of approximately $2,467,000.  This outflow was partially offset by a reduction in the scheduled repayment of long-term debt obligations of approximately $13,000.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of July 28, 2006 and January 31, 2006, management does not believe that any long-lived assets are impaired.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points.  Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities.  As an example, the prevailing rate for one-month LIBOR at July 28, 2006 was approximately 5.40%.  Therefore, the Company’s borrowing cost under its existing debt facilities as of July 28, 2006 was 8.40%.  For each $1.0 million of borrowing at the July 28, 2006 one-month LIBOR interest rate, the Company’s annual interest cost would be $84,000.  Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements.  Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

ITEM 4  CONTROLS AND PROCEDURES.

As of July 28, 2006, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

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

None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on July 10, 2006 (the “Annual Meeting”).  At the Annual Meeting the only matter considered by stockholders was the election of two directors of the Company for three-year terms.  Stockholders elected the following two nominees as directors to serve until the annual meeting following the 2009 meeting of the Company's stockholders and until their respective successors are duly elected and qualified. The following table sets forth the individuals nominated for election, as well as the results.

Nominee	For	Withheld

Robert J. McGill	2,989,468 shares	146,182	shares
P. Mark Perkins	2,995,203 shares	140,447	shares

The following directors, whose terms did not expire at the Annual Meeting, continued to serve as directors of the board of directors of the Company following the Annual Meeting: David A. Baldini, Thomas E. Whytas and Donald Russell.

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

Date:  September 11, 2006

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini

Chairman, President and Chief Executive Officer

Date:  September 11, 2006

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

Date:      September 11, 2006

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

Date:      September 11, 2006

/s/ Gary E. Colbert

Gary E. Colbert

Executive Vice President and Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ended July 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, David A. Baldini, Chief Executive Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)   The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:      September 11, 2006

/s/ David A. Baldini

David A. Baldini

Chairman, President and Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “registrant”) on Form 10-Q for the period ended July 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Gary E. Colbert, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)   The information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the registrant.

Date:      September 11, 2006

/s/ Gary E. Colbert

Gary E. Colbert

Executive Vice President and Chief Financial Officer