Form 10-Q
period 2006-10-27
AEROSONIC CORP /DE/
filed 2006-12-11
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended October 27, 2006

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

As of December 4, 2006, the issuer had 3,571,573 shares of Common Stock outstanding, net of treasury shares.

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

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 27, 2006	January 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,049,000	$ 3,106,000
Receivables, net of allowance for doubtful accounts of $10,000 and $14,000	5,184,000	4,364,000
Income taxes receivable	2,000	226,000
Costs less estimated losses in excess of billings	-	420,000
Inventories	6,231,000	5,984,000
Prepaid expenses	549,000	446,000
Deferred income taxes	1,586,000	1,586,000
Total current assets	14,601,000	16,132,000
Property, plant and equipment, net	3,334,000	3,617,000
Deferred income taxes	307,000	307,000
Other assets, net	77,000	156,000
Total assets	$ 18,319,000	$ 20,212,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$ 230,000	$ 230,000
Accounts payable, trade	1,041,000	1,544,000
Compensation and benefits	1,044,000	834,000
Income taxes payable	231,000	20,000
Accrued expenses and other liabilities	1,813,000	1,895,000
Total current liabilities	4,359,000	4,523,000
Long-term debt and notes payable due after one year	2,392,000	2,564,000
Other liabilities	119,000	46,000
Total liabilities	6,870,000	7,133,000
Commitments and contingencies
Stockholders’ equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 4,002,340 shares at October 27, 2006 and 3,992,601 shares at January 31, 2006; outstanding 3,571,573 shares at October 27, 2006 and 3,927,358 shares at January 31, 2006	1,601,000	1,599,000
Additional paid-in capital	4,659,000	4,600,000
Retained earnings	8,352,000	7,576,000
Less treasury stock: 430,767 shares at October 27, 2006 and 65,243 shares at January 31, 2006, at cost	(3,163,000)	(696,000)
Total stockholders’ equity	11,449,000	13,079,000
Total liabilities and stockholders’ equity	$ 18,319,000	$ 20,212,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Nine months ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005

Revenues, net	$ 7,917,000	$ 8,957,000	$23,993,000	$27,009,000
Cost of revenues	5,330,000	6,340,000	16,765,000	18,856,000
Gross profit	2,587,000	2,617,000	7,228,000	8,153,000
Selling, general and administrative expenses	2,055,000	1,991,000	6,154,000	5,979,000
Operating income	532,000	626,000	1,074,000	2,174,000
Other income (expense):
Interest expense, net	(50,000)	(45,000)	(122,000)	(118,000)
Miscellaneous income	2,000	1,000	48,000	41,000
	(48,000)	(44,000)	(74,000)	(77,000)
Income before income taxes	484,000	582,000	1,000,000	2,097,000
Income tax expense	(214,000)	(92,000)	(224,000)	(676,000)
Net income	$ 270,000	$ 490,000	$ 776,000	$1,421,000
Basic earnings per share	$ 0.08	$ 0.12	$ 0.21	$ 0.36
Diluted earnings per share	$ 0.08	$ 0.12	$ 0.21	$ 0.36
Basic weighted average shares outstanding	3,565,373	3,921,019	3,626,413	3,921,019
Diluted weighted average shares outstanding	3,573,368	3,924,041	3,638,030	3,922,026

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended
	October 27, 2006	October 28, 2005
Cash flow from operating activities:
Net income	$ 776,000	$ 1,421,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	61,000	-
Depreciation	466,000	489,000
Amortization	13,000	15,000
(Gain) loss on the disposal of property	(33,000)	8,000
Changes in operating assets and liabilities:
Receivables	(820,000)	(986,000)
Income taxes receivable and payable	435,000	1,175,000
Costs less estimated losses in excess of billings	420,000	1,865,000
Inventories	(247,000)	(325,000)
Prepaid expenses	(103,000)	(293,000)
Other assets	66,000	(21,000)
Accounts payable, trade	(503,000)	(96,000)
Compensation and benefits	210,000	(4,000)
Accrued expenses and other liabilities	(9,000)	(462,000)
Net cash provided by operating activities	732,000	2,786,000
Cash flow from investing activities:
Proceeds from the sale of property	58,000	2,000
Capital expenditures	(208,000)	(323,000)
Net cash used in investing activities	(150,000)	(321,000)
Cash flow from financing activities:
Purchase of treasury stock	(2,467,000)	-
Principal payments on long-term debt and notes payable	(172,000)	(185,000)
Net cash used in financing activities	(2,639,000)	(185,000)

Net (decrease) increase in cash and cash equivalents	(2,057,000)	2,280,000
Cash and cash equivalents at beginning of period	3,106,000	840,000
Cash and cash equivalents at end of period	$ 1,049,000	$ 3,120,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 123,000	$ 150,000
Income taxes	$ 30,000	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The condensed consolidated balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “2006 Form 10-K”) that the Company filed with the SEC on March 28, 2006. Operating results for the three and nine months ended October 27, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the third quarter mean the third quarter ended on the last Friday of October of the referenced fiscal year. For example, references to the third quarter of fiscal year 2007 mean the third quarter ended October 27, 2006.

Note 2 – Business

The Company is principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. The Company has two operating divisions in two locations. The two principal divisions are the Clearwater Instruments, which primarily manufactures both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation, and Avionics Specialties, Inc. (“Avionics”) in Earlysville, Virginia, which maintains three major product lines in the aircraft instrument segment: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems.

During the three months ended October 27, 2006, the Company had no customers that represented more than 10% of total revenues.  During the three months ended October 28, 2005, sales to Lockheed Martin Corporation (“Lockheed”) represented approximately 13% of total revenues and sales to The Boeing Company (“Boeing”) represented approximately 11% of total revenues.  During the nine months ended October 27, 2006, the Company had no customers that represented more than 10% of total revenues.  During the nine months ended October 28, 2005, sales to Lockheed represented approximately 16% of total revenues.

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

Inventories at October 27, 2006 and January 31, 2006 consisted of the following:

	October 27, 2006	January 31, 2006
Raw materials	$ 4,213,000	$ 3,935,000
Work in process	2,313,000	2,436,000
Finished goods	191,000	121,000
Reserve for obsolete and slow moving inventory	(486,000)	(508,000)
	$ 6,231,000	$ 5,984,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated losses to date on this contract as of October 27, 2006 and January 31, 2006 are as follows:

	October 27, 2006	January 31, 2006
Costs incurred to date	$ 17,656,000	$ 16,059,000
Estimated losses	(2,825,000)	(2,030,000)
	14,831,000	14,029,000
Less billings to date	(14,927,000)	(13,609,000)
Costs less estimated losses in excess of billings		$ 420,000
Billings in excess of costs less estimated losses	$ (96,000)

During the quarter ended October 27, 2006, the Company continued working toward completion of qualification testing and safety of flight certification activities for its JSF air data probe.  The Company encountered some since-resolved difficulties with software integration and completion of final testing related to the safety of flight certification process.  The Company recognized an additional loss of approximately $303,000 during the quarter ended October 27, 2006.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,281,000.  As of October 27, 2006, based on project progress, the Company has recognized revenues of approximately $14,831,000 for the JSF project.  The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s costs.  The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time.  Billings in excess of costs less estimated losses of approximately $96,000 at October 27, 2006 are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

Note 5– Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of October 27, 2006 and January 31, 2006 were approximately $1,813,000 and $1,895,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	October 27, 2006	January 31, 2006
Product development programs	$ 976,000	$ 1,389,000
Other accrued expenses	837,000	506,000
	$ 1,813,000	$ 1,895,000

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

Long term debt and notes payable at October 27, 2006 and January 31, 2006 consisted of the following:

	October 27, 2006	January 31, 2006
Mortgage note payable - Wachovia	$ 2,483,000	$ 2,633,000
Equipment term loan	139,000	161,000
	2,622,000	2,794,000
Less current maturities	(230,000)	(230,000)
Long-term debt and notes payable, less current maturities	$ 2,392,000	$ 2,564,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.  As of October 27, 2006, the Company was in compliance with these financial covenants.

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

Note 7 – Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”), which requires stock-based compensation to be measured at the fair value of the awards on the grant date.  The Company elected a “modified prospective method” of transition as permitted by SFAS 123R.  Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to the adoption are not restated.  For the three- and nine-month periods ended October 27, 2006, total equity-based compensation of approximately of $10,000 and $28,000, respectively, related to stock options previously granted was included in operating expense.

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

	Three Months Ended		Nine Months Ended
	October 27, 2006	October 28, 2005	October 27, 2006	October 28, 2005

Weighted average shares outstanding – basic	3,565,373	3,921,019	3,626,413	3,921,019
Dilutive effect of stock options	7,995	3,022	11,617	1,007
Weighted average shares outstanding – diluted	3,573,368	3,924,041	3,638,030	3,922,026

Note 9 – Commitments, Contingencies and Subsequent Events

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s accrual that existed at the close of each fiscal period:

	October 27, 2006	January 31, 2006
Environmental Accrual	$ 73,000	$ 80,000

The environmental accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The Company’s revolving credit facility with Wachovia, which was set to expire June 30, 2006, was renewed effective May 24, 2006.  The limit of this facility remains at $2.5 million.  The expiration date is June 30, 2007.

Note 10 – Kansas Instruments

On October 4, 2006, Aerosonic Corporation (“the Company”) announced that it would cease operations at its Wichita, Kansas (“Kansas Instruments”) division that provided support to its Clearwater, Florida Instrument Division (“Clearwater Instruments”) business.  The Company ceased operations as of the close of business on October 27, 2006 and has relocated the operations to its Clearwater, Florida location.  The Company implemented this change to achieve a more efficient cost structure as well as improve its relationships with and responsiveness to its customers.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (“MD&A”)

Significant Events

On October 4, 2006, Aerosonic Corporation (“the Company”) announced that it would cease operations at its Wichita, Kansas (“Kansas Instruments”) division that provided support to its Clearwater, Florida Instrument Division (“Clearwater Instruments”) business.  The Company ceased operations as of the close of business on October 27, 2006 and has relocated the operations to its Clearwater, Florida location.  The Company implemented this change to achieve a more efficient cost structure as well as improve its relationships with and responsiveness to its customers.

Results of Operations

Revenues for the third quarter of 2007 decreased approximately $1,040,000 when compared to the third quarter of 2006.  Core instrument and spare parts sales decreased by approximately $542,000 when compared to the third quarter of 2006. The decrease in core instrument sales was driven primarily by lower integrated multifunction probe (“IMFP”), angle of attack (“AOA”) transmitter, altimeter and spare parts sales.  These reductions were partially offset by increases in airspeed sales of approximately $677,000 and repair revenue of approximately $151,000.  Revenue from the Joint Strike Fighter (“JSF”) development program decreased by approximately $576,000 as the Company’s development program nears completion.

Revenues for the nine months ended October 27, 2006 decreased approximately $3,016,000 when compared to the nine months ended October 28, 2005.  Core instrument and spare parts sales decreased by approximately $2,570,000 when compared to the nine months ended October 28, 2005. The decrease in core instrument sales was driven primarily by lower IMFP, AOA transmitter, cabin pressure and spare parts sales.  This reduction was partially offset by an increase in airspeed sales of approximately $1,153,000 and repair revenue of approximately $591,000.  JSF program revenue decreased by approximately $1,046,000 during the period, as the Company’s development program nears completion.

Gross profit for the third quarter of 2007 decreased by approximately 1%, or approximately $30,000, when compared to the third quarter of 2006.  This decrease was driven primarily by a reduction in volume, but the volume-related reduction in the absorption of labor and overhead costs was offset by a favorable sales mix that resulted in lower material costs as well as the impact of manufacturing cost reductions that were implemented at the beginning of the quarter.

Gross profit for the nine months ended October 27, 2006 decreased by approximately 11%, or approximately $925,000, when compared to the nine months ended October 28, 2005.  The reduction in sales volume resulted in lower absorption of labor and overhead costs, more than offsetting the gross profit improvements that were realized in the first and third quarters of fiscal year 2007 as a result of a favorable shift in the Company’s sales mix as well as the impact of the cost reductions initiated at the beginning of the third quarter.

Selling, general and administrative expenses for the third quarter of 2007 increased approximately $64,000 when compared to the third quarter of 2006.  This increase was attributable to higher sales and marketing costs related to international business activity and was partially offset by lower outside engineering costs in the Clearwater operations as well as a reduction in legal fees and expenses.

Selling, general and administrative expenses for the nine months ended October 27, 2006 increased approximately $175,000 when compared to the nine months ended October 28, 2005.  This increase was attributable to increased costs for compensation and benefits, travel and entertainment due to an increase in international business activity and corporate governance expenses.  The increase in travel and entertainment was due primarily to an increase in international business activity.

Net interest expense increased approximately $5,000 for the third quarter of 2007 when compared to the third quarter of 2006.  This increase resulted from higher interest rates on outstanding debt obligations in the current period.

Net interest expense increased approximately $4,000 for the nine months ended October 27, 2006 when compared to the nine months ended October 28, 2005.  This increase resulted from increases in interest rates, offsetting the effect of a reduction in outstanding debt obligations.

Miscellaneous income increased approximately $1,000 for the third quarter of 2007 when compared to the third quarter of 2006.  This increase was due to a reduction in foreign currency expense.

Miscellaneous income increased approximately $7,000 for the first nine months of 2007 when compared to the same period of 2006.  This increase was due to the recognition of a gain on the sale of fixed assets of approximately $33,000 in the first quarter of 2007 and was partially offset by charges resulting from the settlement of foreign currency-denominated obligations.

Income tax expense increased approximately $122,000 for the third quarter of 2007 when compared to the third quarter of 2006.  This increase was due to the phase-out of extraterritorial income tax credits and was partially offset by lower earnings.

Income tax expense decreased approximately $452,000 for the nine months ended October 27, 2006 when compared to the nine months ended October 28, 2005.  This decrease was due to lower earnings and was partially offset by an increase in the anticipated effective tax rate for the current period due to the phase-out of extraterritorial income tax credits.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $732,000 for the nine months ended October 27, 2006, a decrease in cash provided of approximately $2,054,000 when compared to the nine months ended October 28, 2005. This decrease in cash provided is primarily attributable to:

●     A decrease in net income of approximately $645,000;

●     A decrease due to an increase in costs less estimated losses in excess of billings of approximately $1,445,000 resulting from continuing progress on the JSF program and the achievement of project milestones for which invoices have been issued;

●     A decrease due to net income taxes receivable and payable of approximately $740,000 due to a reduced level of income tax refunds available;

●     A decrease due to accounts payable of approximately $407,000 as the Company continues to maintain a substantial majority of accounts at a current status; and

●     A decrease due to an increase in prepaid expenses of approximately $190,000 as all insurance premiums for the nine months ended October 27, 2006 were paid with cash whereas some insurance premiums for the nine months ended October 28, 2005 were paid utilizing premium financing.

These decreases in cash usage were partially offset by the following increases in cash provided:

●     An increase due to accrued expenses and other liabilities of approximately $453,000 due primarily to further reductions in liabilities to suppliers for the JSF contract;

●     An increase due to compensation and benefits liabilities of approximately $214,000;

●     An increase due to accounts receivable of approximately $166,000 resulting from decreases in sales volume;

●     An increase due to a reduction in other assets of approximately $87,000 as the Company secured additional returns of deposits from professional service providers;

●     An increase of approximately $78,000 due to a reduction in inventory growth; and

●     An increase due to the gain on the sale of assets of approximately $41,000.

Cash used in investing activities decreased approximately $171,000 in the first nine months of fiscal year 2007 as compared to the same period in fiscal year 2006 due to lower investment in Machinery and Equipment.

Cash used in financing activities for the first nine months of fiscal year 2007 was approximately $2,639,000 compared to approximately $185,000 for the nine months ended October 28, 2005.  The increase of approximately $2,454,000 was due to the Company’s repurchase of approximately 9.31% of its outstanding common stock during the period.  This outflow was partially offset by a reduction in the scheduled repayment of long-term debt obligations of approximately $13,000.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of October 27, 2006 and January 31, 2006, management does not believe that any long-lived assets are impaired.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points.  Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities.  As an example, the prevailing rate for one-month LIBOR at October 27, 2006 was approximately 5.32%.  Therefore, the Company’s borrowing cost under its existing debt facilities as of October 27, 2006 was 8.32%.  For each $1.0 million of borrowing at the October 27, 2006 one-month LIBOR interest rate, the Company’s annual interest cost would be approximately $83,000.  Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements.  Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

The Company also has a market risk exposure to fluctuations in foreign exchange rates.  The Company has a limited number of purchase and sale transactions that are denominated in British Pounds.  The Company’s strategy in managing this risk exposure is to match the timing of British Pound-denominated cash inflows and outflows.  However, foreign currency receipts are immediately converted to U.S. Dollars when received, while foreign currency payments are converted from the U.S. Dollar to the currency denomination of the payment when foreign currency payments are made.

ITEM 4.        CONTROLS AND PROCEDURES.

As of October 27, 2006, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 1A.     RISK FACTORS

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

Nominee	For	Withheld

Robert J. McGill	2,989,468 shares	146,182
P. Mark Perkins	2,995,203 shares	140,447

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

Date:  December 11, 2006

AEROSONIC CORPORATION

/s/  David A. Baldini

David A. Baldini

Chairman, President and Chief Executive Officer

Date:  December 11, 2006

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

Date:      December 11, 2006

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

Date:      December 11, 2006

/s/ Gary E. Colbert

Gary E. Colbert

Executive Vice President and Chief Financial Officer

Exhibit 32.1

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “Registrant”) on Form 10-Q for the period ended October 27, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David A. Baldini, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date:      December 11, 2006

/s/ David A. Baldini

David A. Baldini

Chairman, President and Chief Executive Officer

Exhibit 32.2

AEROSONIC CORPORATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aerosonic Corporation (the “Registrant”) on Form 10-Q for the period ended October 27, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gary E. Colbert, Chief Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date:      December 11, 2006

/s/ Gary E. Colbert

Gary E. Colbert

Executive Vice President and Chief Financial Officer