Form 10-K
period 2007-01-31
AEROSONIC CORP /DE/
filed 2007-05-01
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2007
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer    Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25,695,000 as of July 31, 2006 based upon the closing price of the Common Stock on the American Stock Exchange (“Amex”) on that date, and approximately $27,479,000 as of April 20, 2007, based upon the closing price of the Common Stock on the Amex on that more recent date.

As of April 20, 2007, the issuer had 3,573,315 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:

Portions of the Aerosonic Corporation Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the United States Securities and Exchange Commission (“SEC”) and mail it to shareholders on or before May 31, 2007.

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

Subsequent Events

On March 9, 2007, Aerosonic Corporation (“Aerosonic” or the “Company”) announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. The Earlysville location is home to Avionics Specialties, Inc., Aerosonic’s wholly owned subsidiary. The consolidation is a continuation of the Company’s actions to be more responsive to customers’ demands while increasing efficiencies. The existing Engineering and Marketing functions will remain in the Earlysville area but will relocate to a new facility more appropriately sized for the Company’s planned streamlined structure. The Company plans to sell the Earlysville facility. Avionics Specialties manufactures angle of attack stall warning systems, integrated multifunction probes, which are integrated air data sensors, and other aircraft sensors and monitoring systems. The Company will continue the manufacturing of those products at its Clearwater, Florida facility. The Company will also execute the consolidation plan in a phased approach to maintain delivery schedules and product quality.

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

The Company is principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. The Company has two operating divisions in two locations. The two divisions are (1) the Clearwater, Florida Instrument Division (“Clearwater Instruments”), which primarily manufactures both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation, and (2) Avionics in Earlysville, Virginia, which maintains three major product lines in the aircraft instrument segment: (i) angle of attack stall warning systems; (ii) integrated multifunction probes, which are integrated air data sensors; and (iii) other aircraft sensors and monitoring systems.

Until October 31, 2006, the Company maintained a third division in Wichita, Kansas (“Kansas Instruments”) to support the Clearwater Instruments business. Kansas Instruments was the source inspection location for our Wichita customers and was the primary location for Clearwater Instruments’ repair business. During the fourth quarter of fiscal year 2007, all of the activity at the Wichita location was consolidated with the Company’s Clearwater, Florida location.

In August 1998, the Company formed Precision Components as a new division to perform high volume precision machining of mechanical components, which was not significant to operations in the fiscal years ended January 31, 2007, 2006 or 2005. During the fiscal year ended January 31, 2005, the Company phased out the Precision Components division, redeploying the assets and employees to the Clearwater Instruments production.

The Company has a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2007 mean the fiscal year ended January 31, 2007.

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

The military original equipment manufacturers (“OEM”), such as BAE Systems LTD, Bell Helicopter Textron Inc., Korea Aerospace Industries, Lockheed Martin Corporation (“Lockheed”), Sikorsky Aircraft Corporation, The Boeing Company (“Boeing”) and others, have increased their reliance on their subcontractors to carry a greater share of the aircraft responsibility, including system requirements, hardware and software design, and physical and electrical interfaces. This increased responsibility has allowed Aerosonic to develop a greater technical capability for serving its customer base. The evolution of this role has taken Aerosonic to a dominant position in its business segment within the military aircraft market. This increased technical capability has also positioned the Company to push further into the commercial aircraft market with new technologies. The Company continues to work with its customers to identify new product and product application opportunities.

The Company continues as an aerospace industry leader in the manufacturing of mechanical instruments. These products are used for both primary flight data as well as standby redundant instruments in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, the Company has maintained a strong position with OEMs as a premier supplier of quality mechanical instruments in both the military and commercial aircraft marketplace.

Building on its expertise with mechanical instrumentation, the Company has successfully developed and marketed digital instrumentation for both primary flight data systems as well as standby redundant systems to complement its mechanical line of business. Completion of development, testing and certification of these instruments occurred in September 2005. While the Company initially began its development of these digital instruments for installation on a new aircraft being developed by one of its key customers, Cessna Aircraft Company (“Cessna”), the new digital products are currently being marketed to a number of other aircraft manufacturers. The availability of these products allows the Company to facilitate its customers’ transition from mechanical systems to electronic systems. In addition, the Company has also made considerable progress in developing electronic air data collection instrumentation for military and commercial aircraft.

Aerosonic’s current market niches have been and will continue to be the design, development and supply of electronic and mechanical primary flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall prevention systems and air data measurement systems. All of these products are critical to aircraft operation, performance and safety.

Strategy

The Company’s goal is to continue to develop new products and reposition existing products for profitable growth and maintain dominance within its niche markets, focusing on the development of profitable long-term relationships with major OEMs in the aerospace industry. New aircraft cockpits increasingly are being developed through strategic alliances with market leaders. Due to existing OEM relationships, the Company is well-positioned to take advantage of such strategic alliances. An increase in sales volume will depend upon new product introduction and further penetration of existing markets. The Company is largely vertically integrated in its manufacturing and distribution activities, and this vertical integration gives Aerosonic a competitive advantage within the aerospace industry.

Products and Distribution

The Company’s products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States military services. For the fiscal year ended January 31, 2007, approximately 70% of the Company’s total sales were to the private sector and 30% to United States military services.  For the fiscal year ended January 31, 2006, approximately 52% of the Company’s total sales were to the private sector and 48% to United States military services. This shift in volume is due to a reduction in core product deliveries to the United States military as well as a further reduction in revenue producing engineering development projects.

Domestic sales of the Company’s products are made to many different commercial (non-government) customers, and the Company anticipates that there will be an increasing movement toward development contracts for future commercial applications. For the fiscal year ended January 31, 2007, sales related to development programs accounted for approximately 3% of net sales, or $0.8 million, a decrease of $1.9 million from the fiscal year ended January 31, 2006, where such sales represented 8% of net sales. This decrease is due to a reduction in development activity on the Joint Strike Fighter development contract as the program nears completion. During fiscal year 2007, there was one commercial customer, Boeing, who represented 11% of total revenues. A substantial amount of the business related to this customer is related to contracts it has with the U.S. Government. The loss of this customer would have a material adverse effect on the Company’s results of operations.

In addition, the Company sells its products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 24%, 22%, and 15% for the fiscal years ended January 31, 2007, 2006 and 2005, respectively. The primary driver for the increase in the 2007 fiscal year was shipments of integrated multifunction probes (“IMFP”) and related components to Korea Aerospace Industries Ltd.

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

The Company produces a leading-edge line of angle of attack (“AOA”)/stall warning products, including a “self-test” AOA sensor for use on the Gulfstream G350/G450 series of aircraft and the new IAI G150 aircraft stall warning system. The IAI G150 has received its final certification. Technical Standard Order (“TSO”) certification for the IAI G150 was obtained during fiscal year 2006.

The Company also produces IMFPs, which is a combination of existing technologies, including the angle of attack/air data sensing probe and pressure sensing electronics. This integrated approach to providing aircraft air data reduces a customers’ system complexity with respect to aircraft troubleshooting and logistics support, increases reliability, and decreases system costs.

The Company also produces digital cockpit instruments that include microprocessor-based sensors with an analog pointer displays that have been selected by Cessna to be standby units on its Mustang light jet program. The microprocessor-based Standby Airspeed indicator and the microprocessor-based Standby Altimeter indicator have completed the design, testing and TSO certification processes. These indicators combine the accuracy, robustness and the long term mean time before failure of electronic sensing presented with a “pilot familiar” analog pointer display. The Company has made deliveries to Cessna and other customers.

Customers

The Company primarily markets its products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. The Company also markets its products to private aircraft owners through its network of authorized distributors.

Contracts

The Company’s contracts are normally for production or development. The Company’s production contracts are typically fixed-price over a two to five year period, and the aerospace industry trend for such contracts is moving away from five year contracts and toward contracts of shorter duration. The Company also secures purchase orders from customers for product sales in the normal course of its business that are binding contracts upon acceptance of the terms and conditions of the orders by the Company.

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

Development contracts provide resources for technology advancement necessary for development of various products. The Company negotiates for and generally receives payments from customers based upon milestones that correlate with the costs incurred. Early in our fiscal year ended January 31, 2003, we were notified that a variation of the IMFP had been selected for use on the Joint Strike Fighter. Development of this system continued through fiscal year 2007 and is expected to conclude in the second quarter of fiscal year 2008.

The Company sold its Engine Vibration Monitoring System (“EVMS”) product line inventory to Beran Instruments Limited, a U.K. company on February 5, 2004. The sale, which also included the U.S.-registered trademark “EVMS”, allowed the Company to concentrate on core technology developments in its other product lines.

In accordance with normal practice, most of our contracts with the U.S. Government and its agencies and departments are subject to partial or complete termination at any time at the U.S. Government’s convenience. Our government contracts generally contain provisions providing that in the event of a termination for convenience by the government, the Company shall have the right to recover allowable costs incurred to the date of termination as well as a proportionate share of the profit on the work completed, consistent with U.S. Government contract regulations and procedures.

Sales and Marketing

The Company has generally focused sales efforts on government and military entities, OEMs and distributors. The Company has increased sales efforts with respect to retrofit, modifications and repair programs.

Due to the integration of components manufactured by the Company with flight management systems, the Company’s sales force is generally involved at a very early stage with the aircraft manufacturers’ engineers to integrate the components into the aircraft design. Many of the Company’s component instruments are integrated into the aircraft in order to help maintain the safe operation of the airplane.

At January 31, 2007, the Company’s backlog of firm orders was approximately $24,220,000, an increase of approximately $3,217,000 when compared to backlog as of January 31, 2006. The amount of backlog that is deliverable within twelve months was approximately $17,161,000 at January 31, 2007, a decrease of approximately $988,000 when compared to January 31, 2006. A reduction in the backlog due to work that was completed on the JSF development program was more than offset by orders for new business, largely driven by an agreement with Korea Aerospace Industries to a follow-on order for air data systems of approximately $7.5 million that was secured in December 2006. The foregoing backlog amounts represent firm orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation.

Government Regulation

The manufacture and installation of the Company’s products in aircraft owned and operated in the U.S. are governed by U.S. Federal Aviation Administration (“FAA”) regulations. The regulations that have the most significant impact on the Company are the TSO and Type Certificate (“TC”) or Supplemental Type Certificate (“STC”) certifications. TSO outlines the minimum standards that a certain type of equipment has to satisfy to be TSO certified. Many OEMs and retrofitters prefer TSO-certified aviation equipment because it acts as an aerospace industry-wide stamp of approval. The Company also sells its products to European and other non-U.S. OEMs, which typically require approval from the Joint Aviation Authorities (“JAA”).

The Company has received TSO approval on over 400 different instruments, as well as 70 STCs. Most new instruments qualify for approval based on similarity. This provides a significant advantage to the Company and its customers by reducing the time required obtaining TSO approval on new instruments. The Company also has many instruments with JAA approval.

Quality Assurance

Product quality is critical in the aerospace industry. The Company strives to maintain the highest standards within each of its divisions.

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

Research and Development

The Company expended approximately $458,000, $688,000 and $758,000 in research and development costs for potential new products and enhancements during the fiscal years ended January 31, 2007, 2006 and 2005, respectively. The expenditures in 2007 are consistent with the preceding two years and are due to the continuing development efforts of digital products at the Company’s Clearwater, Florida facility. Additional research and development activity occurs at the Company’s Earlysville, Virginia facility, but since the majority of that activity is for customer-funded projects, those revenue-producing expenses are classified as cost of sales instead of research and development. Approximately 25 engineers working at the Company, on a full-time or part-time basis, are involved in these activities.

The Company continued its various development efforts during fiscal year 2007 for both military and commercial applications, the most notable of which is the F-35 Joint Strike Fighter program. In addition, the trend toward digital instrumentation includes a more networked approach to aircraft flight management systems thus requiring communication with other aircraft systems. This increase in communication requirements, coupled with the computerized nature of the products themselves, has led to requirements for more sophisticated diagnostic and test equipment, and Aerosonic is investigating new ways to meet these new needs. Further, the Company plans to continue its design efforts to satisfy its existing contractual obligations as well as its internal development of products for future customer applications.

Competition

The markets for the Company’s products are highly competitive and characterized by several aerospace industry niches in which a number of manufacturers specialize. The Company, in its market niche, manufactures a broader variety of aircraft instruments than its competitors who, in most instances, compete with the Company on no more than a few types of aircraft instruments. In addition to the mechanical instruments that were the traditional foundation of the Company’s business, the Company offers electronic instruments and components that are integrated into the flight management system of aircraft. This product offering allows the Company to compete on many levels within the aerospace industry.

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

When appropriate, less critical component parts are purchased under short and long term supply agreements. These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows the Company to focus its attention on more critical component parts to maintain a level of quality control required to meet the exacting tolerances demanded within the aerospace industry and by our customers.

Employees

As of the fiscal year ended January 31, 2007, the Company employed 240 employees in its business operations. This consists of 139 Clearwater Instruments employees and 101 Avionics employees. The Company’s future success depends on the ability to attract, train and retain quality personnel. The Company’s employees are not represented by labor unions and management considers its relations with its employees to be good.

ITEM 1A.	RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of the Company’s business, financial condition, results of operations, prospects, or an investment in the Company’s common stock. In particular, the Company’s results of operations, revenue, liquidity and capital resources may be materially and unfavorably affected by a number of risk factors, trends and uncertainties. Set forth below are some of the risk factors, trends and uncertainties which we believe could have a material and unfavorable impact on the Company’s results of operations, revenue, liquidity, capital resources and any investment in the Company. Additional risk factors, trends and uncertainties may be discussed elsewhere within this document. The following list is not exhaustive, and other factors which are not presently apparent to us also may have a material and unfavorable impact on our business or financial results.

Risks associated with dependence on the aerospace industry

The Company’s principal business is in the aerospace industry. This industry is primarily affected by the general state of the economy in the commercial sector and defense budgets of the U.S. and foreign governments in the military sector. The Company’s focus in the commercial sector is in the business jet market. In the military sector, the levels of defense spending as well as the status of international conflicts have a direct impact on the Company’s business. While the Company expects increases in homeland security spending to benefit fixed-wing and helicopter aircraft, the Company cannot guarantee that such increased levels of spending will actually occur nor that such increases will be to the benefit of the Company. Although we have worked to offset the potentially negative impact of such factors, the outbreak or escalation of terrorist attacks or international hostilities could cause deterioration in the commercial and business aircraft market.

Risks associated with dependence on U.S. Government contracts

Our dependence on revenue from U.S. Government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that funding for these contracts may be delayed or diverted to other uses.

We perform work under a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under these contracts as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 30% of our total revenue for fiscal year 2007 and 48% of our total revenue for fiscal year 2006.

U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

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

Risks associated with aerospace industry regulations

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

The challenge to compete against larger well-established companies

We compete with numerous well-established companies. Some of these companies have significantly greater financial, technological and marketing resources than us. Our ability to be an effective competitor depends in large part on our success in causing our products to be selected for installation in new aircraft, including next generation aircraft, and in avoiding product obsolescence.

Risks associated with rapid technological change and products that are subject to obsolescence as a result thereof

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and aerospace industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. The markets for a number of our products and services are generally characterized by rapid technological development, evolving aerospace industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services or in market demand for products or services based on a particular technology could result in faster than anticipated obsolescence of certain of our products or services and could have a material adverse effect on our business, results of operations and financial condition. Currently accepted aerospace industry standards are also subject to change, which may contribute to the obsolescence of our products or services and could have a material adverse effect on our business, results of operations and financial condition.

Risks associated with ongoing capital requirements

Although the aerospace industry niche is not highly capital intensive, our need to expend resources on research and development to provide our customer base with new and enhanced products as well as to continuously upgrade our process technology and manufacturing capabilities requires us to expend significant amounts annually. If we elect to expand our operations in future periods, whether as a result of organic growth or through strategic acquisitions, our capital needs would increase. Our ability to raise capital to meet our existing and future needs may depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. If we are unable to generate sufficient cash from operations or raise additional capital in the future, we may have to limit our growth, enter into less favorable financing arrangements, or scale back on planned research and development or upgrades, any of which could have a materially adverse effect on our profitability.

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

During fiscal year 2007, international sales accounted for approximately 24% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

        • Political and economic instability;

        • Export controls and other trade restrictions;

        • Changes in legal and regulatory requirements;

        • U.S. and foreign government policy changes affecting the markets for our products;

        • Changes in tax laws and tariffs;

        • Convertibility and transferability of international currencies; and

        • International currency exchange rate fluctuations.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Currency exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position.

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

The Company has contracts with governments of certain states located in the Middle East. The instability in that region, as well as U.S., local or global responses to potentially controversial policies or actions adopted or taken by such governments, may negatively impact those contracts and, thus, the Company.

The Company has contracts with the government of South Korea. Recent actions and perceived provocations by the government of North Korea have resulted in increased concern regarding the stability of the Korean armistice. Additionally, reports indicate that North Korea may be moving to produce and test nuclear weapons or otherwise provoke the U.S. and international community. Resulting instability on the Korean peninsula, and any U.S., local or global responses to perceived provocations by the government of North Korea, could impact the Company’s contracts with South Korea. While an escalation of hostilities on the Korean peninsula might lead to increased military spending by South Korea, there is no certainty that the Company’s contracts with South Korea would benefit. Additionally, it is possible that any instability in that region could have a negative impact on the Company’s contracts and, thus, the Company.

Risks associated with significant stock price fluctuations

The market price of our Common Stock ranged from a high of $11.30 per share to a low of $5.45 per share during the 52 week period ended January 31, 2007. Certain accounting misstatements, resulting restatements, contributing factors that led to the restatements and an SEC investigation discussed in previous SEC filings and in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 might continue to have an adverse effect on the price of our common stock.

The average daily trading volume in our Common Stock on the American Stock Exchange (“Amex”) for the six month period ended January 31, 2007 was approximately 11,723 shares per day and the daily trading volume in our common stock during the same period ranged from a low of zero shares traded to a high of 307,500 shares traded.

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

        • Changes in the outlook for the aerospace industry;

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

         • Terrorist attacks;

        • Sales of significant blocks of our common stock; and

        • Our ability to successfully renew our line of credit that is set to expire in June 2007.

Additionally, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the aerospace industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our Company and these fluctuations could materially reduce our stock price. When a stock’s price continues to fluctuate significantly over a sustained period, the risk of loss, including a total loss, is increased.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The following table sets forth the locations and general characteristics of the Company’s principal properties:

Location	Approximate Number of Square Feet of Factory and Office Area
Clearwater, Florida	90,000
Earlysville, Virginia	53,000

All of the Company’s properties are well maintained, fully occupied by the Company and suitable for the Company’s present level of production and usage. All locations operate one shift, five days a week. The Earlysville, Virginia property was purchased from Teledyne Industries in April 1994. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. As of January 31, 2007, both the Clearwater, Florida property and the Earlysville, Virginia property were mortgaged with Wachovia Bank N.A. (See Note 6, “Financial Statements”).

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

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of fiscal year 2007.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers as of February 1, 2007, are as follows:

David A. Baldini, age 57, has been a director since 1995 and Chairman of the Board since June 2004. Mr. Baldini was with Teledyne Industries Inc. from 1974 through 1993, when Teledyne Avionics was acquired by Aerosonic and renamed Avionics Specialties, Inc. Mr. Baldini was named President of Teledyne Avionics in 1990 and continues to serve in that capacity. Mr. Baldini was elected President in November 2002 and subsequently was elevated to the position of Chief Executive Officer. Mr. Baldini holds a B.S. in Economics from Hampden-Sydney College.

P. Mark Perkins, age 50, has been Executive Vice President of Sales and Marketing since 1998 and a director since 1997. Mr. Perkins has over 18 years of experience in various segments of the aviation industry, most recently serving as Vice President of Marketing at Gulf Aerospace, Inc.

Gary E. Colbert, age 49, joined Aerosonic as our Chief Financial Officer in January 2003, and subsequently was named Executive Vice President, Secretary and Treasurer. Mr. Colbert has an MBA in Finance and Marketing from Washington University, is a Certified Public Accountant licensed to practice in the State of Florida and a Certified Management Accountant. Mr. Colbert has extensive domestic and international accounting, financial and operational experience, primarily in manufacturing industries. Prior to joining the Company, Mr. Colbert was a partner with Tatum Partners, LLP.

Carmelo Russo, age 60, has served as Aerosonic’s Executive Vice President of Operations since 2004 and Executive Vice President of Production since 1997. Mr. Russo joined us in 1988 and served as a member of the Board from 1999 until 2001. Mr. Russo has over 20 years of experience in the aviation industry.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Market Information

Our common stock is listed on the Amex under the symbol “AIM.” The range of high and low sales prices as reported by the Amex for each of the quarters of the fiscal years ended January 31, 2007 and January 31, 2006 is as follows:

COMMON STOCK MARKET PRICE
2007	HIGH	LOW

Fourth quarter	$ 8.45	$ 5.45
Third quarter	$ 7.81	$ 5.60
Second quarter	$ 10.79	$ 7.15
First quarter	$ 11.30	$ 6.71

2006	HIGH	LOW

Fourth quarter	$ 8.00	$ 5.76
Third quarter	$ 8.69	$ 5.68
Second quarter	$ 8.35	$ 3.80
First quarter	$ 5.50	$ 3.75

Holders

As of April 20, 2007, the Company’s outstanding shares of common stock were owned by approximately 1,365 stockholders of record.

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

Recent Sales of Unregistered Securities

None

Issuer Repurchases

On March 17, 2006, the Company repurchased 365,524 shares of its common stock from First Commercial Bank, an Alabama state-chartered bank (“FCB”), pursuant to the terms of a Stock Repurchase Agreement, dated March 17, 2006, by and between the Company and FCB for a total aggregate purchase price of $2,467,287 in cash. The 365,524 repurchased shares represented approximately 9.31% of the Company’s 3,927,358 outstanding shares and were repurchased at a price of $6.75 per share. The repurchase was financed entirely with cash and has been recorded as treasury stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information with respect to the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by
security holder	83,220	$ 7.25	116,780
Equity compensation plans not approved
by security holders	-----	-----	-----

Total	83,220	$ 7.25	116,780

ITEM 6.	SELECTED FINANCIAL DATA.

The following table represents selected financial data for the five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2004 and 2003 and for each of the years then ended have been derived from audited financial information not separately presented herein.

	Years Ended January 31,
	2007	2006	2005	2004	2003
Revenue	$31,253,000	$34,763,000	$30,721,000	$31,113,000	$25,672,000
Cost of sales	(22,433,000)	(24,571,000)	(22,654,000)	(22,494,000)	(16,783,000)

Gross margin	8,820,000	10,192,000	8,067,000	8,619,000	8,889,000
Selling, general and administrative expenses	(7,878,000)	(7,884,000)	(7,996,000)	(8,421,000)	(7,776,000)

Operating income	942,000	2,308,000	71,000	198,000	1,113,000
Other income (expense)	(133,000)	(99,000)	376,000	(121,000)	(129,000)

Income before income taxes	809,000	2,209,000	447,000	77,000	984,000
Income tax benefit (expense)	(244,000)	341,000	1,094,000	465,000	22,000

Net income	$565,000	$2,550,000	$1,541,000	$542,000	$1,006,000

Basic and diluted earnings per share	$0.16	$0.65	$0.39	$0.14	$0.26

Total assets	$17,735,000	$20,212,000	$18,463,000	$18,391,000	$16,653,000

Long term debt (1)	$2,564,000	$2,840,000	$3,037,000	$2,416,000	$3,411,000

(1)     Long term debt is defined as all outstanding long term debt and capital leases, including current maturities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt and commitments, both firm and contingent, that existed as of January 31, 2007, and trends, demands, commitments, events and uncertainties with respect to the Company’s ability to finance its continuing operations.

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

Overview

The trend in the aerospace industry is toward digital cockpits as the aerospace industry moves away from mechanical cockpit instrumentation that was the foundation of the Company. The Company has made considerable progress in developing electronic instrumentation that is integrated into cockpit flight management systems to replace mechanical instrumentation that the Company had previously offered to its customers. The Company is currently developing digital-display instrumentation to further replace mechanical instrumentation in its product line to broaden its offering to customers who may want to upgrade their cockpits. The Company has increased its research and development expenditures to facilitate this upgrade in its product line as it anticipates further movement toward digital cockpits in the aerospace industry, positioning itself in a market niche where it has the ability to offer both digital and mechanical instrumentation. While the Company believes that this strategy strengthens its position in the aerospace industry, it cannot guarantee that this strategy will be successful.

An additional trend in the aerospace industry is toward system integration by the OEMs. While the Company currently maintains direct relationships with OEMs, it anticipates that OEM suppliers will need to align themselves with integrators in order to preserve its position on future aircraft platforms.

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

Likewise, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on the Company’s future business. While the Company has invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase the Company’s revenue in the aerospace industry.

As the Company endeavors to increase its international presence, its exposure to international economic changes as well as foreign currency risk may increase. While the Company may manage this exposure with appropriate resources, it cannot guarantee that such risks will be fully mitigated.

RESULTS OF OPERATIONS

Revenues
Revenues decreased $3,510,000, or 10%, to $31,253,000 for fiscal year 2007, from $34,763,000 for fiscal year 2006. This decrease was largely driven by a reduction in revenue recognition for the JSF development program of approximately $1,938,000 as that program nears completion. In addition, shipments for spare parts decreased $2,497,000 as customers curtailed orders for replacement parts for primarily military applications, while revenues for non-recurring engineering projects declined approximately $330,000. These reductions were partially offset by increase in repair revenues of approximately $494,000 and core product revenues of approximately $761,000.

Revenues increased $4,042,000, or 13%, to $34,763,000 for fiscal year 2006, from $30,721,000 for fiscal year 2005. This increase was largely driven by shipments of IMFPs, particularly the initiation of IMFP shipments to Korea Aerospace. In addition, volume for core instrument revenues increased approximately $303,000 and recognition of revenue for the Joint Strike Fighter (“JSF”) development program increased approximately $225,000.

Cost of Sales
Cost of sales decreased $2,138,000 or 9%, to $22,433,000, or 72% of revenues, for fiscal year 2007 from $24,571,000, or 71% of revenues, for fiscal year 2006. This decrease in cost was primarily due to lower revenues. Increases in manufacturing efficiencies yielded greater throughput that helped offset the impact of reductions in high-margin spare parts sales, thus allowing margins to remain relatively flat despite the reduction in revenue that was largely high-margin products. In addition, continuing cost increases on the JSF program, due to changes in requirements as described in the section entitled “Revenue Recognition” below, adversely affected cost of sales and gross margin.

Cost of sales increased $1,917,000 or 8%, to $24,571,000, or 71% of revenues, for fiscal year 2006 from $22,654,000, or 73% of revenues, for fiscal year 2005. This increase in cost was primarily due to higher revenues, while increases in manufacturing efficiencies yielded greater throughput that reduced overall costs as a percentage of revenues. However, margins on the JSF development program were negative, as the rate of growth in JSF program costs incurred exceeded the rate of growth in revenues recognized, partially offsetting the effect of increased manufacturing throughput.

Negotiations with Lockheed Martin, the customer for the JSF program, resulted in changes to the focus of remaining activities related to product development for the JSF. This refocus of activities has resulted in a change to the estimate to complete the project, and the Company now estimates its overall loss on the project to be approximately $3,245,000. The Company continues to recognize the losses throughout the program as revisions to the estimate are identified.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased $6,000, to $7,878,000, or 25% of revenue, for fiscal year 2006 from $7,884,000, or 23% of revenue for fiscal year 2006. The decrease was primarily attributable to reductions in research and development (“R&D”) costs as the Company completed nearly all of its R&D activities in-house. This decrease was partially offset by an increase in sales and marketing costs due to a substantial increase in commission-based sales to customers in Asia as well as increased travel costs as the Company pursued new business opportunities.

SG&A expenses decreased $112,000, or 1%, to $7,884,000, or 23% of revenue, for fiscal year 2006 from $7,996,000, or 26% of revenue for fiscal year 2005. The decrease was primarily attributable to reductions in R&D costs as the transition of projects from outside contractors to internal engineering staff was completed early in fiscal year 2005. This decrease was partially offset by an increase in sales commissions due to a substantial increase in sales to customers in Asia.

Interest Expense
Net interest expense increased $19,000, or 13%, to $170,000 in fiscal year 2007 from net interest expense of $151,000 in fiscal year 2006. The net interest expense increase was due to higher average interest rates during the year as well as lower average cash balances due a repurchase of some of the Company’s outstanding stock, offsetting the benefit of lower average outstanding debt.

Net interest expense increased $8,000, or 6%, to $151,000 in fiscal year 2006 from net interest expense of $143,000 in fiscal year 2005. The net interest expense increase was due to higher average interest rates during the year, offsetting the benefit of lower average outstanding debt as well as interest income earned on accumulated excess cash.

Other Income (Expense)
Other income (expense) decreased $15,000 to $37,000 in fiscal year 2007 from other income (expense) of $52,000 in fiscal year 2006. The decrease in miscellaneous income from the prior year was primarily due to a slightly lower incidence of asset sales.

Other income (expense) decreased $467,000 to $52,000 in fiscal year 2006 from other income (expense) of $519,000 in fiscal year 2005. Miscellaneous income in fiscal year 2006 was primarily provided by foreign exchange gains on British Pound-denominated transactions.     The decrease in miscellaneous income from the prior year was due to the non-recurrence of substantial one-time items that included the receipt of an insurance settlement of approximately $997,000 in May 2004 related to the June 2003 fire in the machine shop at the Company’s Clearwater Instruments location as well as the receipt of net proceeds of approximately $267,000 related to the sale of the Company’s Engine Vibration Monitoring System (“EVMS”) product line inventory in February 2004. The sales price of the EVMS product line was approximately $626,000, and the costs related to this sale included inventory that was sold of approximately $257,000, inventory that was made obsolete by the sale of approximately $74,000 and legal fees of approximately $28,000. The increases in other income, net were partially offset by the recognition of a liability of approximately $800,000 related to the anticipated settlement of the Company’s class action litigation.

Income Tax Expense
Income tax expense was approximately $244,000 for fiscal year 2007 as compared to a benefit of $341,000 for fiscal year 2006. The effective tax rate increased to 30.2% in fiscal year 2007 from a benefit of 15.4% in fiscal year 2006. The increase in the effective tax rate is primarily due to a substantial reduction in the availability of extraterritorial income tax credits due to lower international sales as well as a reduction in the amount of credits permitted for the current tax year. The Company has recognized extraterritorial income tax benefits of approximately $194,000 in fiscal year 2007 derived from non-U.S. sales activity for the fiscal year ended January 31, 2007.

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

Income
Net income decreased $1,985,000 or 78% to $565,000, or 2% of revenue, for fiscal year 2007 from $2,550,000, or 7% of revenue, for fiscal year 2007. Earnings per share decreased $0.49 to $0.16 for fiscal year 2007 from $0.65 in fiscal year 2006.

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

Liquidity and Capital Resources

Cash provided by operating activities was $1,190,000 for fiscal year 2007 as compared to cash provided by operating activities of $2,964,000 for fiscal year 2006. The decrease was primarily attributable to lower progress billings to and collections from Lockheed for the JSF development program as well as reductions in accounts payable due to lower manufacturing activity. In addition, the receipts of federal income tax refunds were lower while accounts receivable increased. Although revenues were lower, accounts receivable increased due to a substantial account receivable from one customer that was resolved shortly after the end of the fiscal year. The February 2007 collection for this customer was approximately $620,000. These factors were offset by the impact of reductions in inventories and prepaid expenses.

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

Cash used in investing activities was $323,000 for fiscal year 2007 as compared to $455,000 for fiscal year 2006. These expenditures were primarily made to sustain existing business activity.

Cash used in investing activities was $455,000 for fiscal year 2006 as compared to $534,000 for fiscal year 2005. These expenditures were primarily made to sustain existing business activity.

Cash used in financing activities was approximately $2,697,000 for fiscal year 2007 as compared to cash used of $243,000 in fiscal year 2006. The majority of this cash usage was due to the repurchase of 365,524 shares of the Company’s outstanding stock on March 17, 2006, while the remainder was the result of paying down long-term debt as scheduled.

Cash used in financing activities was approximately $243,000 for fiscal year 2006 as compared to cash used of $379,000 in fiscal year 2005. This cash usage was entirely the result of paying down long-term debt as scheduled.

To accommodate fluctuations in cash flow, the Company has a $2.5 million revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), which is set to expire in June 2007. Although unused as of January 31, 2007, this revolving credit facility remains fully available for the Company’s short-term financing needs. The Company intends to negotiate a new credit line with Wachovia, and will endeavor to obtain terms and conditions that are at least equal to if not better than the existing terms and conditions. However, the Company cannot guarantee the outcome of these negotiations.

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

As of January 31, 2007, the Company was in compliance with all of its debt covenants.

The Company’s ability to maintain sufficient liquidity and compliance with covenants in fiscal year 2007 and beyond is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results and compliance with covenants could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2008 and beyond, and could require implementation of further measures, including, but not limited to, deferring planned capital expenditures, reducing discretionary spending, and, if necessary, selling assets.

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

As shown in the table below, as of January 31, 2007, there were liquidation payments that were due with respect to long-term debt and other contractual obligations in fiscal year 2008 and beyond:

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	1 - 3 Years	4 - 5 Years	After 5 Years

Purchase Commitments	$4,023,000	$3,989,000	$34,000	$-	$-
Long-Term Debt (1)	2,564,000	230,000	460,000	460,000	1,414,000
Operating Leases	127,000	101,000	26,000	-	-

Total Contractual Cash Obligations	$6,714,000	$4,320,000	$520,000	$460,000	$1,414,000

(1)

The long term debt carries an interest obligation equal to the one-month LIBOR interest rate plus 300 basis points. As of January 31, 2007, the annualized amount of interest for the January 31, 2007 long-term debt balance of approximately $2,564,000 would be approximately $213,000.

The Company’s ability to maintain sufficient liquidity in fiscal year 2008 and beyond is highly dependent upon achieving expected operating results and renewing its credit line. The Company’s credit facilities with Wachovia, as discussed above, include a $2.5 million credit line that is set to expire on June 30, 2007. Failure to renew that line of credit or failure to achieve expected operating results could have a material adverse effect on our liquidity and our operations in fiscal year 2008, and could require us to consider further measures, including, but not limited to, deferring planned capital expenditures, reducing discretionary spending and, if necessary, selling assets.

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2003, all existing reserve balances had been utilized. Based upon an assessment by the Company’s environmental consultants, the Company’s management has calculated the Company’s expected future expenditure for post-remediation monitoring expense and has established a reserve of $70,000 for such expense as of January 31, 2007.

The Company is now in a monitoring-only stage of the remediation (where periodic measurements are taken by environmental consultants to determine the effectiveness of the remediation). The existing reserve contemplates the remaining expected expenses, based upon advice from the Company’s environmental consultants, as of January 31, 2007.

The following table is a recap of the financial impact of the Company’s environmental activities:

	Years ended January 31,
	2007	2006	2005

Beginning reserve balance	$80,000	$98,000	$38,000
Costs incurred	(10,000)	(18,000)	(25,000)
Replenish reserve for costs incurred	-	-	25,000
Increase in estimate	-	-	60,000

Ending reserve balance	$70,000	$80,000	$98,000

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

The Company experiences a certain degree of sales returns that varies over time. Generally, such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with Statement of Financial Accounting Standards No. 48 (“SFAS 48”) —Revenue Recognition When Right of Return Exists, the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company. Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations. Previously, the Company had established a sales return reserve that approximated an expected level of sales returns over a 90-day period. The Company’s experience with respect to sales returns for the fiscal years ended January 31, 2007 and 2006 has changed such that a reserve for sales returns has been provided due to experience and the reasonable possibility that certain customers will continue with such chargebacks.

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage of completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage of completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated. Other operating costs are charged to expense as incurred. During fiscal 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the JSF program. Costs and estimated earnings on this contract as of January 31, 2007 and 2006 are as follows:

	January 31, 2007	January 31, 2006
Costs incurred to date	$18,072,000	$16,059,000
Estimated losses	(3,245,000)	(2,030,000)

	14,827,000	14,029,000
Less billings to date	(14,927,000)	(13,609,000)

Costs less estimated losses in excess of billings		$420,000

Billings in excess of costs less estimated losses	$(100,000)

The billings in excess of cost less estimated losses are included in accrued expenses and other liabilities on the balance sheets.

Further discussions with the Company’s customer for the JSF program have resulted in product modifications that include making the product design more responsive to conditions as well as a change to accommodate differing system needs. Consequently, the Company has revised its estimate at completion for the JSF program. The estimated costs of the project increased by approximately $432,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $3,245,000. The Company recognized this additional loss in its financial statements for the fiscal year ended January 31, 2007. These design changes are in addition to many issues encountered throughout the year related to testing and verification of the design change, resulting in increased expenditures for the program. The Company recognized these additional losses in fiscal year 2007 as the likelihood of incurring those losses were identified.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,293,000. As of January 31, 2007, based on project progress, the Company has recognized revenues of approximately $14,827,000 for the JSF program. The JSF program represents a significant investment in the Company’s future product development capabilities. While Company management is expending considerable effort to control costs and complete the development process on schedule, the key benefit to the program is the substantial revenue that the Company may earn if it is awarded the competitive production contract for the JSF. The production contract is expected to be awarded near the conclusion of the development program, and is presently expected to occur in late 2007. There is no assurance that production will begin after the completion of the development program or that the Company will be awarded the production contract.

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

Work In Process Inventories
Management employs certain methods to estimate the value of work in process inventories for financial reporting purposes. Company practice has been to conduct cycle counts of inventory at its Clearwater, Florida and Earlysville, Virginia operations throughout the year. Generally, for items that are in process at the end of a fiscal year, management will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal years ended January 31, 2007 and 2006.

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

Long-Lived Assets
The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land Improvements	15-20 Years
Buildings and improvements	25-30 Years
Machinery and equipment	3-10 Years
Patterns, dies, and tools	3-5 Years
Furniture and fixtures	5-10 Years

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2007 and 2006, management does not believe that any assets are impaired.

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

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. For the fiscal years ended January 31, 2007 and 2006, the Company did experience one-time warranty costs related to specific applications for its AOA transmitter for one customer in 2007 and its IMFP for another customer in 2006. The provision, which is included in accrued expenses and other liabilities on the balance sheet, is based upon recent warranty experience excluding such one-time, non-recurring items. The Company’s warranty experience is as follows:

	For the years ended January 31,
	2007	2006	2005

Beginning reserve balance	$126,000	$150,000	$150,000
Costs incurred	(157,000)	(204,000)	(108,000)
Replenish reserve for costs incurred	157,000	204,000	108,000
Increase (decrease) in estimate.	33,000	(24,000)	-

Ending reserve balance	$159,000	$126,000	$150,000

AOA one-time expense	$168,000	$-	$-
IMFP one-time expense	$-	$285,000	$-

The following table summarizes significant areas which require management estimates:

	As of January 31,
	2007	2006	2005

Allowance for doubtful accounts	$10,000	$10,000	$14,000
Reserve for obsolete and slow moving inventory	618,000	508,000	401,000
Warranty reserve	159,000	126,000	150,000
Environmental reserve	70,000	80,000	98,000
Reserve for sales returns	22,000	-	38,000

	$879,000	$724,000	$701,000

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

Management also uses estimates in the calculation of depreciation and amortization on its property, plant and equipment and loan costs. The following table summarizes depreciation and amortization expense:

	For the year ended January 31,
	2007	2006	2005

Depreciation	$632,000	$665,000	$654,000
Amortization	6,000	16,000	58,000

	$638,000	$681,000	$712,000

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. As of the date of issue of this Annual Report on Form 10-K, the Company is still evaluating the impact of FIN 48 on its future results of operations. The Company plans to adopt FIN 48 beginning with its first interim reporting period for fiscal year 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points. Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities. As an example, the prevailing rate for one-month LIBOR at January 31, 2007 was 5.32%. Therefore, the Company’s borrowing cost under its existing debt facilities as of January 31, 2007 was 8.32%. For each $1.0 million of borrowing at the January 31, 2007 one-month LIBOR interest rate, the Company’s annual interest cost would be $83,200. Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements. Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

None, as of the date of this report.

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

None, as of the date of this report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and certain Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the definitive Proxy Statement (the “Proxy Statement”) for the 2007 Annual Meeting of Stockholders and that information is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned “16(a) Beneficial Ownership Reporting Compliance” appearing in the proxy statement.

We have adopted a Code of Conduct that includes a code of ethics that applies to all of our employees and directors (including our principal executive officer and our principal finance and accounting officer). This Code of Conduct is posted on our website and is available for review at www.aerosonic.com/conduct.htm. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our CEO and/or CFO promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Chief Financial Officer at 727.461.3000 or by writing to us at Aerosonic, 1212 N. Hercules Avenue, Clearwater, FL, 33765 Attn: Chief Financial Officer. The information contained or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of the executive officers, directors or director nominees.

A listing of our executive officers as of April 20, 2007 is included in Part I, and that information is incorporated by reference herein.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the section entitled “Board Membership and Director Independence” in the Proxy Statement, and that information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation of Executive Officers” and “Director Compensation” in the Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement, and that information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5% Shareholders” in the 2007 Proxy Statement, and that information is incorporated by reference herein.

We currently maintain one equity compensation plan that provides for the issuance of common stock to officers and other employees, directors and consultants. This compensation plan was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of January 31, 2007:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders
Stock options	65,000	$ 7.25
Deferred compensation	6,200
Other stock units	12,020
Equity compensation plans not approved by shareholders	None	None	None

Total	83,220	$ 7.25	116,780

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aerosonic has maintained a long-standing business relationship with the Commercial Infrared division of Raytheon Company. In late 2004, L-3 Communications Corporation acquired this business from Raytheon and renamed it L-3 Integrated Systems Group. Aerosonic has continued its business relationship with the Integrated Systems Group. During fiscal year 2006 and fiscal year 2007, sales to this division amounted to $250,000 and $96,000, respectively. These sales were made on terms at least as favorable as would have been available to other parties and intends to continue its dealings with the Infrared Products division going forward on similar terms. Based on the pertinent facts and circumstances and taking into consideration all applicable laws, regulations and stock exchange listing requirements, the Board has determined that this ongoing relationship is not material and does not affect the independence of Messrs. McGill and Whytas.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Tedder, James, Worden & Associates P.A. (“Tedder James”) served as our independent auditors for the fiscal years ended January 31, 2007 and 2006 upon recommendation by the Audit Committee of the Board of Directors. We have selected Tedder James to be our independent auditors for the fiscal year ending January 31, 2008. Representatives from Tedder James are expected to be present at the meeting, will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate inquiries.

The following table sets forth the aggregate fees billed by Tedder James to us for the fiscal years ended January 31, 2007 and 2006 for audit and other professional services.

	Fiscal year ended January 31,

	2007		2006

Audit Fees	$192,000	(1)	$190,000
Audit-Related Fees	13,000	(1)	3,000
Tax Fees	45,000	(1)	60,000
All Other Fees	-		-

Total Fees	$250,000		$253,000

(1)	For the fiscal year ended January 31, 2007, the fees include current year billings and expected future billings from Tedder James.

The terms “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in the above table, shall have the following meanings:

Audit Fees. Audit Fees, which were approximately $192,000 for fiscal year 2007 and approximately $190,000 for fiscal year 2006, are fees billed to us for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q, and services that are normally provided by Tedder James in connection with statutory and regulatory filings or engagements. The Audit Fees for fiscal year 2007 were billed for the audit of our financial statements for fiscal year 2007. The Audit Fees for fiscal year 2006 were billed for the audit of our financial statements for fiscal year 2006.

Audit-Related Fees. Audit-Related Fees, which were approximately $13,000 in fiscal year 2007 and approximately $3,000 in fiscal year 2006, are fees billed to the Company for products and services provided to the Company and not included in the foregoing categories. These fees are for the audit of the Company’s 401(k) plan.

Tax Fees. Tax Fees, which were approximately $45,000 in fiscal year 2007 and approximately $60,000 in fiscal year 2006, are fees billed to the Company for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. All Other Fees, which were $0 in fiscal years 2007 and 2006, are fees billed to the Company for products and services provided to the Company and not included in the foregoing categories.

The Audit Committee has considered whether the provision of the services identified under Audit-Related Fees, Tax Fees and All Other Fees is compatible with maintaining the independence of our principal accountants, and determined that the provision of such services is compatible with such accountants’ independence.

The engagement of our independent auditors and any non-audit services to be provided thereby shall be pre-approved by the Audit Committee or approved pursuant to policies and procedures established by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Annual Report:

1.	The financial statements and financial statement schedules listed in the index to Financial Statements and Schedules following the signature pages hereof.

2.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005..

10.1	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and David A. Baldini, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.2	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Gary E. Colbert, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.3	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and P. Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.4	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.6	Loan Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.7	Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.8	Term Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.9	Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.10	Mortgage, Assignment of Rents and Security Agreement dated February 24, 2004 between Aerosonic Corporation and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.11	Deed of Trust, Assignment of Rents and Security Agreement dated February 24, 2004 by and among Avionics Specialties, Inc. TRSTE, Inc. and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.12	Aerosonic Corporation 2004 Stock Incentive Plan, incorporated by reference to Appendix D to the Company’s Proxy Statement for the July 14, 2004 Annual Meeting of Shareholders, filed on June 15, 2004

21	Subsidiaries of the Registrant, as of January 31, 2007

23	Consent of Independent Registered Certified Public Accounting Firm

24	Power of Attorney, incorporated into the Signature Page hereto.

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By:	/s/ David A. Baldini	Date: May 1, 2007
Chairman of the Board,
President and Chief Executive Officer

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

/s/ David A. Baldini
David. A. Baldini
Chairman of the Board,	Date: May 1, 2007
President and Chief Executive Officer

/s/ Gary E. Colbert
Gary E. Colbert
Executive Vice President and Chief Financial Officer,	Date: May 1, 2007
Treasurer and Secretary

/s/ P. Mark Perkins
P. Mark Perkins	Date: May 1, 2007
Executive Vice President and Director

/s/ Robert J. McGill	Date: May 1, 2007
Robert J. McGill, Director

/s/ Donald Russell	Date: May 1, 2007
Donald Russell, Director

/s/ Thomas E. Whytas Jr.	Date: May 1, 2007
Thomas E. Whytas, Jr., Director

AEROSONIC CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aerosonic Corporation:

We have audited the accompanying consolidated balance sheets of Aerosonic Corporation and subsidiary as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also include the financial statement schedule of Aerosonic Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aerosonic Corporation and subsidiary as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
April 30, 2007

AEROSONIC CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
January 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,276,000	$3,106,000
Receivables net of allowance for doubtful accounts of $10,000 and $10,000	5,214,000	4,364,000
Income taxes receivable	13,000	226,000
Costs less estimated losses in excess of billings	- -	420,000
Inventories	5,809,000	5,984,000
Prepaid expenses	332,000	446,000
Deferred income taxes	1,030,000	1,586,000

Total current assets	13,674,000	16,132,000

Property, plant and equipment, net	3,340,000	3,617,000
Deferred income taxes	656,000	307,000
Other assets, net	65,000	156,000

Total Assets	$17,735,000	$20,212,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$230,000	$230,000
Accounts payable, trade	1,102,000	1,544,000
Compensation and benefits	933,000	834,000
Income taxes payable	29,000	20,000
Accrued expenses and other liabilities	1,692,000	1,895,000

Total current liabilities	3,986,000	4,523,000
Long term debt and notes payable due after one year	2,334,000	2,564,000
Deferred income taxes	6,000	- -
Other liabilities	143,000	46,000

Total liabilities	6,469,000	7,133,000

Commitments and contingencies
Stockholders' equity:
Common stock $40 par value: authorized 8,000,000 shares; issued 4,004,082 shares in 2007 and 3,992,601 shares in 2006; outstanding 3,573,315 shares in 2007
and 3,927,358 shares in 2006	1,602,000	1,599,000
Additional paid-in capital	4,686,000	4,600,000
Retained earnings	8,141,000	7,576,000
Less treasury stock: 430,767 in 2007 and 65,243 shares in 2006, at cost	(3,163,000)	(696,000)

Total stockholders' equity	11,266,000	13,079,000

Total liabilities and stockholders' equity	$17,735,000	$20,212,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 31, 2007, 2006 and 2005

	2007	2006	2005
Revenue	$31,253,000	$34,763,000	$30,721,000
Cost of sales	22,433,000	24,571,000	22,654,000

Gross margin	8,820,000	10,192,000	8,067,000
Selling, general and administrative expenses	7,878,000	7,884,000	7,996,000

Operating income	942,000	2,308,000	71,000

Other income (expense):
Interest expense, net	(170,000)	(151,000)	(143,000)
Miscellaneous income	37,000	52,000	519,000

	(133,000)	(99,000)	376,000

Income before income taxes	809,000	2,209,000	447,000
Income tax benefit (expense)	(244,000)	341,000	1,094,000

Net income	$565,000	$2,550,000	$1,541,000

Basic earnings per share	$0.16	$0.65	$0.39

Diluted earnings per share	$0.16	$0.65	$0.39

Basic weighted average shares outstanding	3,618,349	3,921,953	3,921,019

Diluted weighted average shares outstanding	3,628,734	3,924,100	3,921,019

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended January 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 31, 2004	1,595,000	4,559,000	3,485,000	(696,000)	8,943,000
Net Income	-	-	1,541,000	-	1,541,000

Balance at January 31, 2005	1,595,000	4,559,000	5,026,000	(696,000)	10,484,000
Net Income	-	-	2,550,000	-	2,550,000
Directors’ equity compensation	2,000	43,000	-	-	45,000
Restricted stock compensation	2,000	2,000	-	-	-

Balance at January 31, 2006	$1,599,000	$4,600,000	$7,576,000	$(696,000)	$13,079,000
Net Income	-	-	565,000	-	565,000
Purchase of treasury stock	-	-	-	(2,467,000)	(2,467,000)
Directors’ equity compensation	3,000	34,000	-	-	37,000
Restricted stock compensation	-	39,000	-	-	39,000
Deferred compensation	-	-	-	-	13,000

Balance at January 31, 2007	$1,602,000	$4,686,000	$8,141,000	$(3,163,000)	$11,266,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$565,000	$2,550,000	$1,541,000
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense	--	(4,000)	(137,000)
Stock-based compensation	89,000	45,000	-
Depreciation	632,000	665,000	654,000
Amortization	6,000	16,000	58,000
(Gain)/loss on disposal of property	(32,000)	15,000	(8,000)
Deferred income taxes	213,000	(534,000)	(762,000)
Changes in assets and liabilities:
Receivables	(850,000)	(652,000)	325,000
Income taxes receivable and payable	222,000	693,000	371,000
Inventories	175,000	(501,000)	200,000
Prepaid Expenses	114,000	(248,000)	(8,000)
Other assets	85,000	20,000	(123,000)
Accounts payable, trade	(442,000)	(56,000)	(1,310,000)
Costs less estimated losses in excess of billings	420,000	1,522,000	(544,000)
Accrued expenses and other liabilities	(7,000)	(567,000)	220,000

Net cash provided by operating activities	1,190,000	2,964,000	477,000

Cash flows from investing activities:
Proceeds on sale of property	55,000	-	95,000
Capital expenditures	(378,000)	(455,000)	(629,000)

Net cash used in investing activities	(323,000)	(455,000)	(534,000)

Cash flow from financing activities:
(Payments on)/ proceeds from revolving credit facilities	-	-	(1,000,000)
Proceeds received on refinancing of debt	-	-	3,212,000
Purchase of treasury stock	(2,467,000)	-	-
Principal payments on long-term debt and notes payable	(230,000)	(243,000)	(2,591,000)

Net cash used in financing activities	(2,697,000)	(243,000)	(379,000)

Net increase (decrease) in cash and cash equivalents	(1,830,000)	2,266,000	(436,000)
Cash and cash equivalents at beginning of year	3,106,000	840,000	1,276,000

Cash and cash equivalents at end of year	$1,276,000	$3,106,000	$840,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$168,000	$203,000	$188,000

Income taxes	$-	$-	$302,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The primary business of Aerosonic Corporation and subsidiary (the “Company”) is to manufacture and sell aircraft instrumentation to government and commercial users from its facilities located in Florida and Virginia (see Note 15). The Company’s customers are located worldwide.

Principles of Consolidation

The consolidated financial statements include the accounts of Aerosonic Corporation (which operates as the Clearwater, Florida Instrument division) and its wholly-owned subsidiary, Avionics Specialties, Inc., and are presented in accordance with the accrual method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method (FIFO)) or net realizable value. Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months and actual usage for the previous two years.

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

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-30 Years
Machinery and equipment	3-10 Years
Patterns, dies, and tools	3-5 Years
Furniture and fixtures	5-10 Years

Valuation Assessment of Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2007 and 2006, management does not believe that any assets are impaired.

Other Assets

Capitalized loan fees are recorded at cost less accumulated amortization. The costs are determined at the time the loan transactions are closed, and are amortized over the life of the loan, using a method which approximates the effective interest method.

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

As a general matter, the terms specified in customer purchase orders determine whether the Company or the customer bears the obligation for payment of freight charges. While customers pay for freight in most transactions, the Company does occasionally pay freight charges on behalf of customers and bill all or a portion to customers. Freight revenue of $11,000, $13,000 and $13,000 is included in revenues in the consolidated statement of operations for the years ended January 31, 2007, 2006 and 2005, respectively. Freight expense of $112,000, $143,000 and $82,000 is included in cost of sales in the consolidated statement of operations for the years ended January 31, 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expense that is included in Selling, General and Administrative Expenses in the Consolidated Statement of Operations approximated $458,000, $688,000 and $758,000, during the years ended January 31, 2007, 2006 and 2005, respectively. Research and development costs that are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations declined as resources were devoted to the Joint Strike Fighter program, where expenditures are charged to Cost of Sales.  In addition, the Company reduced its use of outside contractors for certain development work that is now being handled by the engineering staff that has been developed in the Clearwater operations. The amount related to the Joint Strike Fighter program that was charged to cost of sales in fiscal years 2007, 2006 and 2005 was approximately $390,000, $575,000 and $607,000, respectively.

Environmental Expenditures

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s experience with such expenditures and the amount of the accrual that existed at the close of each fiscal year:

	For the years ended January 31,
	2007	2006	2005
Environmental Expense (Statement of Operations)	$10,000	$18,000	$85,000

Environmental Accrual (Balance Sheet)	$70,000	$80,000	$98,000

Treasury Stock

The Company accounts for the acquisition of treasury shares at cost. The Company has not reissued acquired shares. It has, however, used treasury shares to make matching contributions to the Company’s 401(k) plan. For those transactions, the Company accounts for the contributions at fair value at the date of contribution.

Accounting for Stock-Based Compensation

At January 31, 2007, the Company had a stock incentive plan (the “Plan”), which authorizes the issuance of options to purchase common stock. The Company had initially adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 and related interpretations. Beginning with the first interim reporting period for fiscal year 2007, the Company began to reflect stock-based employee compensation cost in net income for all options outstanding as of the conclusion of each interim reporting period.

The weighted average fair value of options granted in fiscal years 2007 and 2006 were approximately $105,000 and $83,000 using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006
Volatility	78%	84%
Risk-free interest rate	4.90	4.02
Expected life in years	1.5	1.5
Dividend yield	0.00%	0.00%

For the fiscal years ended January 31, 2006 and 2005, if the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the years ended January 31,
	2006	2005
Net income, as reported	$2,550,000	$1,541,000
Deduct:
Total stock-based employee compensation
determined under fair value based method
for all awards, net of related tax effects	(13,000)	-

Pro forma net income	$2,537,000	$1,541,000

Earnings per share:
Basic – As reported	$0.65	$0.39
Basic – Pro forma	$0.65	$0.39
Diluted – As reported	$0.65	$0.39
Diluted – Pro forma	$0.64	$0.39

For the fiscal year ended January 31, 2007, the Company included stock-based employee compensation expense of approximately $52,000 in its net income.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2007 and 2006, substantially all of the Company’s cash balances were deposited with financial institutions who management has determined are of high credit quality.

During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aerospace industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies. The Company employs a natural hedging method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk.

Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value because of the short term maturity of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2007 and 2006 approximates fair value as most instruments have adjustable rates which change frequently.

Segment Reporting

As of January 31, 2007 management does not believe the Company has any reportable segments as defined in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. As of the date of issue of this Annual Report on Form 10-K, the Company is still evaluating the impact of FIN 48 on its future results of operations. The Company plans to adopt FIN 48 beginning with its first interim reporting period for fiscal year 2008.

2.	RECEIVABLES

Receivables at January 31, 2007 and 2006 consisted of the following:

	2007	2006
Trade	$5,224,000	$4,374,000
Less: allowance for doubtful accounts	(10,000)	(10,000)

	$5,214,000	$4,364,000

During fiscal year 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated earnings on this contract for the years ended January 31, 2007 and 2006 were as follows:

	January 31, 2007	January 31, 2006
Costs incurred to date	$18,072,000	$16,059,000
Estimated losses	(3,245,000)	(2,030,000)

	14,827,000	14,029,000
Less billings to date	(14,927,000)	(13,609,000)

Costs less estimated losses in excess of billings		$420,000

Billings in excess of costs less estimated losses	$(100,000)

The billings in excess of costs less estimated losses are included in accrued expenses and other liabilities on the balance sheet.

Further discussions with the Company’s customer for the JSF program have resulted in product modifications that include making the product design more responsive to conditions as well as a change to accommodate differing system needs. Consequently, the Company has revised its estimate at completion for the JSF program. The estimated costs of the project increased by approximately $432,000 and, as a result, estimated total program costs exceed estimated program revenues by approximately $3,245,000. The Company recognized this additional loss in its financial statements for the fiscal year ended January 31, 2007. These design changes are in addition to many issues encountered throughout the year related to testing and verification of the design change, resulting in increased expenditures for the program. The Company recognized these additional losses in fiscal year 2007 as the likelihood of incurring those losses were identified.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,293,000. As of January 31, 2007, based on project progress, the Company has recognized revenues of approximately $14,827,000 for the JSF program. The JSF program represents a significant investment in the Company’s future product development capabilities. While Company management is expending considerable effort to control costs and complete the development process on schedule, the key benefit to the program is the substantial revenue that the Company may earn if it is awarded the competitive production contract for the JSF. The production contract is expected to be awarded near the conclusion of the development program, and is presently expected to occur in late 2007. There is no assurance that production will begin after the completion of the development program or that the Company will be awarded the production contract.

3.	INVENTORIES

Inventories at January 31, 2007 and 2006 consisted of the following:

	2007	2006
Raw materials	$4,384,000	$3,935,000
Work in process	1,880,000	2,436,000
Finished goods	163,000	121,000
Reserve for obsolete and slow moving inventory	(618,000)	(508,000)

	$5,809,000	$5,984,000

Substantially all of the remaining reserve is comprised of inventory items that were identified as being obsolete or slow moving during the fiscal years ended January 31, 2007 and 2006.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment at January 31, 2007 and 2006 consisted of the following:

	2007	2006
Land and improvements	$464,000	$464,000
Building and improvements	4,124,000	4,025,000
Machinery and equipment	4,651,000	4,766,000
Patterns, dies and tools	999,000	973,000
Furniture and fixtures	1,708,000	1,511,000

	11,946,000	11,739,000
Less accumulated depreciation and amortization	(8,606,000)	(8,122,000)

	$3,340,000	$3,617,000

Depreciation expense was $632,000, $665,000 and $654,000 for the years ended January 31, 2007, 2006 and 2005, respectively. The Company utilizes the straight-line method when accounting for depreciation. Certain components of property, plant and equipment are pledged as collateral for debt obligations (Note 6).

5.	ACCRUED EXPENSES

Accrued expenses as of January 31, 2007 and 2006 were approximately $1,692,000 and $1,895,000, respectively. A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	2007	2006
Product development programs	$944,000	$1,389,000
Other accrued expenses	748,000	506,000

	$1,692,000	$1,895,000

6.	LONG-TERM DEBT, NOTES PAYABLE AND REVOLVING CREDIT FACILITY

Long-term debt and notes payable at January 31, 2007 and 2006 consisted of the following:

	2007	2006
Real estate term loan	$2,433,000	$2,633,000
Equipment term loan	131,000	161,000

	2,564,000	2,794,000
Less current maturities	(230,000)	(230,000)

Long-term debt and notes payable, less current maturities	$2,334,000	$2,564,000

The amount of long-term debt and notes payable maturing in fiscal 2008 and thereafter is as follows:

Maturity Schedule of Long Term Debt and Notes Payable
2008	$230,000
2009	230,000
2010	230,000
2011	230,000
2012	230,000
Thereafter	1,414,000

Total	$2,564,000

On February 25, 2004, the Company completed a refinancing of its debt obligations by securing new credit facilities with Wachovia Bank, N.A. (“Wachovia Refinancing”) The facilities total $5.7 million, and include a 15 year term loan of $3.0 million that is collateralized primarily by the Company’s real estate in Clearwater, Florida, a revolving credit facility of $2.5 million, and a seven year equipment loan of $0.2 million. The entire debt also is collateralized by a lien on other Company and Avionics’ assets and by a Deed of Trust on Avionics’ real estate in Earlysville, Virginia. The 15 year term loan has repayment obligations of approximately $200,000 per year. The seven year equipment loan, drawn in May 2004, has repayment obligations of approximately $30,000 per year. The credit line is set to expire on June 30, 2007. The Company intends to negotiate a new credit line with Wachovia, and will endeavor to obtain terms and conditions that are at least equal to if not better than the existing terms and conditions. However, the Company cannot guarantee the outcome of these negotiations.

The interest rate on the credit facility is one-month LIBOR (which was 5.32% at January 31, 2007) plus 300 basis points. Certain loan covenants have been revised and include a debt coverage ratio (defined as earnings before interest and taxes plus depreciation and amortization minus dividends, withdrawals and non-cash income divided by the sum of current maturities of long term debt and capital and synthetic lease obligations plus interest) that is greater than or equal to 1.25 to 1.00 and a leverage ratio (defined as total liabilities divided by tangible net worth) not to exceed 1.30 to 1.00. As of January 31, 2007, the Company was in compliance with all covenants.

7.	RESERVE FOR WARRANTY

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. For the fiscal years ended January 31, 2007 and 2006, the Company did experience one-time warranty costs related to specific applications for its AOA transmitter for one customer in 2007 and its IMFP for another customer in 2006. The provision, which is included in accrued expenses and other liabilities on the balance sheet, is based upon recent warranty experience excluding such one-time, non-recurring items. The Company’s warranty experience is as follows:

	For the years ended January 31,
	2007	2006	2005
Beginning reserve balance	$126,000	$150,000	$150,000
Costs incurred	(157,000)	(204,000)	(108,000)
Replenish reserve for costs incurred	157,000	204,000	108,000
Increase in estimate	33,000	(24,000)	-

Ending reserve balance	$159,000	$126,000	$150,000

AOA one-time expense	$168,000	$-	$-
IMFP one-time expense	$-	$285,000	$-

8.	STOCK OPTIONS, GRANTS AND RESTRICTED STOCK AWARDS

In July 2004, the Company adopted the Aerosonic Corporation 2004 Stock Incentive Plan (“2004 SIP”), which authorized the issuance of up to 200,000 shares. Through January 31, 2007, 65,000 options, 12,020 shares and 6,200 restricted stock awards had been granted under the 2004 SIP. Of the 6,200 restricted stock awards, 400 shares have been forfeited. As of January 31, 2007, 117,180 shares were available for grant. The options granted in fiscal years 2007 and 2006 have an exercise price of $8.29 and $6.20, respectively, and the weighted average remaining contractual life of these options was 8.8 years as of January 31, 2007. For option awards, the plan provides that the strike price shall not be less than the fair market value of the common stock on the date of grant and that no portion of any option award may be exercised beyond ten years from that date. In addition, no incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company’s outstanding common stock. Options granted under the plan during the years ended January 31, 2007 and 2006 vest between one year and three years from the date of grant. The Company had no outstanding equity awards prior to the year ended January 31, 2006.

Restricted stock awards have been granted to certain key employees. One-third of these awards vest on each anniversary date of the award, until fully vested. Awards of 6,200 shares were granted during the year ended January 31, 2006. The average market price on the date of grant for awards granted in 2006 was $6.70, which resulted in the recording of unearned compensation of approximately $41,000 that is classified as a component of stockholders’ equity. The unearned compensation is being amortized over the vesting period of the stock. As a result, restricted stock compensation charged to expense was approximately $13,000 for the year ended January 31, 2007.

The following table summarizes the amount of awards authorized, the amount of awards granted and the amount of awards available for grant for the 2004 SIP:

2004 SIP
Awards authorized	200,000
Options granted	(65,000)
Shares granted	(12,020)
Restricted stock granted	(5,800)

Available for grant as of January 31, 2006	117,180

Since none of the option grants have vested, there has been no activity relating to stock options granted under the 2004 SIP during the three years ended January 31, 2007.

9.	INCOME TAXES

Income tax expense (benefit) for the years ended January 31, 2007, 2006 and 2005 consisted of:

	2007	2006	2005
Current
Federal	$31,000	$170,000	$(287,000)
State	-	23,000	(44,000)

	31,000	193,000	(331,000)

Deferred:
Federal	184,000	(462,000)	(660,000)
State	29,000	(72,000)	(103,000)

	213,000	(534,000)	(763,000)

	$244,000	$(341,000)	$(1,094,000)

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax (benefit) rate:

	2007	2006	2005
Federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2.8%	-1.5%	-21.6%
Tax-exempt foreign income	-8.2%	-42.9%	-
Deferred tax asset valuation adjustment	-	-	-218.3%
Research and experimentation and alternative
minimum tax credits	-	-	-45.7%
Other-primarily non-deductible expenses	1.6%	5.0%	6.9%

Effective tax rate	30.2%	-15.4%	-244.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2007 and 2006 are as follows:

	2007	2006
Current deferred tax assets:
Accounts receivable	$4,000	$4,000
Inventories	487,000	412,000
Vacation and sick pay accrual	264,000	135,000
Net operating loss carry forward	190,000	966,000
Other	85,000	69,000

Total current deferred tax assets	$1,030,000	$1,586,000

Non-current deferred tax assets
Property, plant and equipment, principally due to differences in
depreciation and capitalized interest	412,000	103,000
Research and experimentation and alternative minimum tax credits	244,000	204,000

Total non-current deferred tax assets	656,000	307,000

Net deferred tax asset	$1,686,000	$1,893,000

Current deferred tax liabilities
Other	6,000	-

Total non-current deferred tax assets	6,000	-

Net deferred tax asset	$6,000	$-

At January 31, 2007, the Company has a total net operating loss carryforward from fiscal year 2006 of approximately $508,000 that the Company has elected to carryover into fiscal year 2008. This carryforward will expire January 31, 2022.

For the fiscal year ended January 31, 2007, the Company’s estimate with respect to the future utilization of its deferred tax assets is that the Company believes it is more likely than not that all of its deferred tax benefits will be realized.

10.	OTHER INCOME (EXPENSE)

During fiscal year 2007, the Company recognized approximately $37,000 of miscellaneous income that was primarily related to the sale of fixed assets.

During fiscal year 2006, the Company recognized approximately $52,000 of miscellaneous income that was primarily related to foreign exchange gains on British Pound transactions.

11.	MAJOR CUSTOMER INFORMATION

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $9,311,000, $16,809,000 and $13,453,000 for the years ended January 31, 2007, 2006 and 2005, respectively. Of these amounts, approximately $4,591,000, $7,201,000 and $5,269,000 were sales directly to U.S. Government agencies for the fiscal years ended January 31, 2007, 2006 and 2005, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to Boeing represented 10% or more of net sales and amounted to 11% for the year ended January 31, 2007. For the year ended January 31, 2006, sales to Lockheed and Boeing represented 13% and 10% of net sales, respectively. For the year ended January 31, 2005, sales to Lockheed and Boeing represented 16% and 10% of net sales, respectively. Included in these amounts are sales of products that are sold by each company to the U.S. Government. Foreign sales for the years ended January 31, 2007, 2006 and 2005 represented 10% or more of net sales and amounted to approximately $7,529,000, $7,684,000 and $4,614,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10% of net sales for years ended January 31, 2007, 2006 or 2005.

Receivables at January 31, 2007 included approximately $1,339,000, $1,105,000 and $705,000 due from Raytheon, foreign customers and Boeing, respectively. Receivables at January 31, 2006 included approximately $676,000, $489,000, $444,000 and $425,000 due from the U.S. Government, Boeing, foreign customers and Lockheed, respectively. No other customers represented greater than 10 percent of receivables at January 31, 2007 or 2006.

12.	BENEFIT PLANS

Effective February 1, 1993, the Company adopted a tax-deferred savings plan which covers substantially all employees of the Company. Under the plan, participants may elect to contribute up to 100% of pre-tax earnings. The Company will fund a 100% matching contribution, up to 3% of the participant’s yearly compensation. Such matching contributions will be made in cash or Common Stock of the Company. Additional contributions may be made at the Company’s discretion. For the years ended January 31, 2007, 2006 and 2005, the Company contributed cash of approximately $211,000, $457,000 and $204,000, respectively. During the fiscal year ended January 31, 2006, the Board of Directors approved an acceleration of the Company’s matching contributions to the tax-deferred savings plan. Previously, the Company made its matching contributions once per year, within twelve months of the close of the plan year, which ends each December 31. The acceleration of matching contributions resulted in the Company contributing its matching funds within thirty days of the close of each calendar quarter. As a result, approximately $217,000 of the Company’s fiscal year 2006 matching contributions represent the matching contributions that would have normally been made during the 2006 fiscal year, while approximately $240,000 of the Company’s fiscal year 2006 contributions were the result of the acceleration of matching contributions. This acceleration of matching contributions had a one-time effect on cash but had no impact on the recognition of expense, as the expense had been recognized in all periods when the obligation arose.

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

During the third quarter of 2001, management determined the post-remediation monitoring expense related to the environmental cleanup of 1993 would cost approximately $125,000. This amount was accrued and expensed during the third quarter of 2001. As of January 31, 2003, all existing reserve balances had been utilized. Based upon an assessment by the Company’s environmental consultants, the Company’s management has calculated the Company’s expected future expense for post-remediation monitoring expense and has established a reserve of $70,000 for such expense as of January 31, 2007.

The Company is now in a monitoring-only stage of the remediation (where periodic measurements are taken by environmental consultants to determine the effectiveness of the remediation), and the existing reserve contemplates the remaining expected expenses, based upon advice from the Company’s environmental consultants, as of January 31, 2007.

The following table is a recap of the financial impact of the Company’s environmental activities:

	Years ended January 31,
	2007	2006	2005
Beginning reserve balance	$80,000	$98,000	$38,000
Costs incurred	(10,000)	(18,000)	(25,000)
Replenish reserve for costs incurred	-	-	25,000
Increase in estimate	-	-	60,000

Ending reserve balance	$70,000	$80,000	$98,000

At January 31, 2007, the Company was committed to future purchases of approximately $4,023,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued. A tabular presentation is as follows:

Payments Due by Period
	Total	Less than One Year	1 - 3 Years	4 - 5 Years	After 5 Years
Purchase Commitments	$ 4,023,000	$ 3,989,000	$ 34,000	$ -	$ -

The Company entered into various operating leases in fiscal years 2003 and 2002 to lease certain equipment. No new leases occurred during fiscal year 2007, 2006 or 2005. Total rental expense was approximately $391,000, $473,000 and $398,000 for the years ended January 31, 2007, 2006 and 2005, respectively. The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2007 are as follows:

Minimum Lease Payments

Operating Leases
2008	$101,000
2009	20,000
2010	6,000

Total Minimum Lease Payments	$127,000

The Company issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005. This LOC provides the South Korean government with financial assurance that the Company will perform in accordance with the offset requirements under its contract to provide integrated multifunction probes (“IMFP”) for South Korea’s T-50 military aircraft. The offset requirements specify that the Company will effect a transfer of technology in accordance with the agreement. The Company will incur certain expenses associated with this obligation. Consequently, the Company accrues a liability with each IMFP shipment in anticipation of satisfying the offset requirements of the contract. This liability was approximately $143,000 and $46,000 for the years ended January 31, 2007 and 2006, respectively. The South Korean government can collect under the terms of the LOC only in the event that the Company is in material breach of its contract obligations. The term of this $398,000 LOC expires in July 2009.

The Company’s Board of Directors approved Amended and Restated Employment Agreements between the Company and four of its executive officers: David A. Baldini, Gary E. Colbert, P. Mark Perkins and Carmelo Russo. The Amended and Restated Employment Agreements became effective on November 28, 2005. These agreements provide for automatic renewal each November 28th, absent earlier non-renewal. Each of the employment agreements provides for severance payments in an amount equal to the employee’s base salary at the current level at the time of termination for the remainder of the contract term following a change in control if employment is terminated either by the Company without cause or by the employee during the term in effect at the time of the change in control or within 18 months following the change in control after a material change in the terms of the employee’s employment.

15.	SUBSEQUENT EVENTS

On March 9, 2007, Aerosonic Corporation announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. The Earlysville location is home to Avionics Specialties, Inc., Aerosonic’s wholly owned subsidiary. The consolidation is a continuation of the Company’s actions to be more responsive to customers’ demands while increasing efficiencies. The existing Engineering and Marketing functions will remain in the Earlysville area but will relocate to a new facility more appropriately sized for the Company’s streamlined structure. The Company plans to sell the Earlysville facility. Avionics Specialties manufactures angle of attack stall warning systems, integrated multifunction probes, which are integrated air data sensors, and other aircraft sensors and monitoring systems. The Company will execute the consolidation plan in a phased approach to maintain delivery schedules and product quality.

16.	QUARTERLY DATA (UNAUDITED)

Set forth below are the Company’s quarterly data for the years ended January 31, 2007 and 2006.

	Quarter Ended
	April 28	July 28	October 27	January 31
2007
Net sales	$8,481,000	$7,595,000	$7,917,000	$7,260,000
Gross profit	2,742,000	1,899,000	2,587,000	1,592,000
Income from operations	611,000	(69,000)	532,000	(132,000)
Net income	583,000	(77,000)	270,000	(211,000)
Earnings per share (EPS) - basic	0.16	(0.02)	0.08	(0.06)
Earnings per share (EPS) - dilut	0.15	(0.02)	0.08	(0.06)

	April 29	July 29	October 28	January 31
2006
Net sales	$9,075,000	$8,977,000	$8,957,000	$7,754,000
Gross profit	2,525,000	3,011,000	2,617,000	2,039,000
Income from operations	712,000	836,000	626,000	134,000
Net income	449,000	482,000	490,000	1,129,000
Earnings per share (EPS) - basic	0.11	0.12	0.12	0.29
Earnings per share (EPS) - dilut	0.11	0.12	0.12	0.29

17.	FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal year 2007, the Company recorded an adjustment of approximately $432,000 to its financial statements for the JSF program. This adjustment is described in detail in Note 2.

SUPPLEMENTAL SCHEDULE OF VALUATION ACCOUNTS

Allowance for Doubtful Accounts

	For the year ended January 31,
	2007	2006	2005
Beginning Reserve Balance	$10,000	$14,000	$152,000
Amounts Written Off	-	-	(147,000)
Amounts Charged (Credited) to Operations	-	(4,000)	9,000

Ending Reserve Balance	$10,000	$10,000	$14,000

Reserve for Obsolete and Slow-Moving Inventory

	For the year ended January 31,
	2007	2006	2005
Beginning Reserve Balance	$508,000	$401,000	$1,426,000
Amounts Charged (Credited) to Operations	110,000	107,000	(1,025,000)

Ending Reserve Balance	$618,000	$508,000	$401,000

Environmental

	For the year ended January 31,
	2007	2006	2005
Beginning Reserve Balance	$80,000	$98,000	$38,000
Amounts Charged (Credited) to Operations	(10,000)	(18,000)	60,000

Ending Reserve Balance	$70,000	$80,000	$98,000

Warranty

	For the year ended January 31,
	2007	2006	2005
Beginning Reserve Balance	$126,000	$150,000	$150,000
Amounts Charged (Credited) to Operations	33,000	(24,000)	-

Ending Reserve Balance	$159,000	$126,000	$150,000

Sales Returns

	For the year ended January 31,
	2007	2006	2005
Beginning Reserve Balance	$-	$38,000	$75,000
Amounts Charged (Credited) to Operations	22,000	(38,000)	(37,000)

Ending Reserve Balance	$22,000	$-	$38,000

Deferred Tax Asset Valuation Allowance

	For the year ended January 31,
	2007	2006	2005
Beginning Reserve Balance	$-	$-	$974,000
Amounts Credited to Operations	-	-	(974,000)

Ending Reserve Balance, as restated	$-	$-	$-