Form 10-Q
period 2007-04-27
AEROSONIC CORP /DE/
filed 2007-06-11
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 27, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-11750

AEROSONIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1668471 (I.R.S. Employer Identification No.)

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

As of May 18, 2007, the issuer had 3,567,515 shares of Common Stock outstanding, net of treasury shares.

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

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 27, 2007	January 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,578,000	$1,276,000
Receivables, net of allowance for doubtful accounts of $10,000 and $10,000	4,242,000	5,214,000
Income taxes receivable	9,000	13,000
Inventories	5,753,000	5,809,000
Prepaid expenses	335,000	332,000
Deferred income taxes	1,030,000	1,030,000

Total current assets	13,947,000	13,674,000
Property, plant and equipment, net	3,141,000	3,340,000
Deferred income taxes	656,000	656,000
Other assets, net	64,000	65,000

Total assets	$17,808,000	$17,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$230,000	$230,000
Accounts payable, trade	1,309,000	1,102,000
Compensation and benefits	855,000	933,000
Income taxes payable	66,000	29,000
Accrued expenses and other liabilities	1,583,000	1,692,000

Total current liabilities	4,043,000	3,986,000
Long-term debt and notes payable due after one year	2,274,000	2,334,000
Deferred income taxes	6,000	6,000
FIN 48 Liability	225,000	-
Other liabilities	145,000	143,000

Total liabilities	6,693,000	6,469,000

Commitments and contingencies
Stockholders' equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 3,998,282 shares at
April 27, 2007 and at January 31, 2007; outstanding 3,567,515 shares at April 27,
2007 and 3,565,373 shares at January 31, 2007	1,602,000	1,602,000
Additional paid-in capital	4,698,000	4,686,000
Retained earnings	7,978,000	8,141,000
Less treasury stock: 430,767 shares at April 27, 2007 and at January 31, 2007, at cost	(3,163,000)	(3,163,000)

Total stockholders' equity	11,115,000	11,266,000

Total liabilities and stockholders' equity	$17,808,000	$17,735,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended
	April 27, 2007	April 28, 2006
Revenues, net	$6,825,000	$8,481,000
Costs and expenses:
Cost of revenues	5,050,000	5,739,000
Selling, general and administrative expenses	1,861,000	2,131,000

Total costs and expenses	6,911,000	7,870,000
Gain on sale of property, plant and equipment	264,000	33,000

Operating income	178,000	644,000
Other income (expense):
Interest expense, net	(40,000)	(29,000)
Miscellaneous income	-	3,000

	(40,000)	(26,000)

Income before income taxes	138,000	618,000
Income tax expense	(76,000)	(35,000)

Net income	$62,000	$583,000

Basic earnings per share	$0.02	$0.16

Diluted earnings per share	$0.02	$0.15

Basic weighted average shares outstanding	3,567,515	3,751,127

Diluted weighted average shares outstanding	3,579,692	3,764,352

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

For the Three Months Ended April 27, 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 31, 2007	$1,602,000	$4,686,000	$8,141,000	$(3,163,000)	$11,266,000
Net Income	-	-	62,000	-	62,000
Effect of adoption of FIN 48	-	-	(225,000)	-	(225,000)
Equity-based compensation	-	12,000	-	-	12,000

Balance at April 27, 2007	$1,602,000	$4,698,000	$7,978,000	$(3,163,000)	$11,115,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended
	April 27, 2007	April 28, 2006
Cash flow from operating activities:
Net income	$62,000	$583,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	12,000	20,000
Depreciation	127,000	184,000
Amortization	6,000	3,000
Gain on the disposal of property	(264,000)	(33,000)
Changes in operating assets and liabilities:
Receivables	972,000	(1,154,000)
Income taxes receivable and payable	40,000	115,000
Costs less estimated losses in excess of billings	-	(94,000)
Inventories	56,000	(15,000)
Prepaid expenses	(3,000)	(138,000)
Other assets	(5,000)	(2,000)
Accounts payable, trade	207,000	(103,000)
Compensation and benefits	(78,000)	121,000
Accrued expenses and other liabilities	(106,000)	105,000

Net cash provided by (used in) operating activities	1,026,000	(408,000)

Cash flow from investing activities:
Proceeds from the sale of property	385,000	58,000
Capital expenditures	(49,000)	(69,000)

Net cash provided by (used in) investing activities	336,000	(11,000)

Cash flow from financing activities:
Proceeds from revolving credit facility	-	36,000
Purchase of treasury stock	-	(2,467,000)
Principal payments on long-term debt and notes payable	(60,000)	(57,000)

Net cash used in financing activities	(60,000)	(2,488,000)

Net increase (decrease) in cash and cash equivalents	1,302,000	(2,907,000)
Cash and cash equivalents at beginning of period	1,276,000	3,106,000

Cash and cash equivalents at end of period	$2,578,000	$199,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,000	$29,000

Income taxes	$40,000	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at January 31, 2007 has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”) that the Company filed with the SEC on May 1, 2007. Operating results for the three months ended April 27, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the first quarter mean the first quarter ended on the last Friday of April of the referenced fiscal year. For example, references to the first quarter of fiscal year 2008 mean the first quarter ended April 27, 2007. Note 2 – Business

The Company is principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. The Company has two operating divisions in two locations. The two principal divisions are the Clearwater Instruments, which primarily manufactures both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation, and Avionics Specialties, Inc. (“Avionics”) in Earlysville, Virginia, which maintains three major product lines in the aircraft instrument segment: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems.

During the three months ended April 27, 2007, the Company had no customers that represented more than 10% of total revenues. During the three months ended April 28, 2006, sales to Korea Aerospace Industries, Ltd. and The Boeing Company represented approximately 15% and 10%, respectively, of total revenues.

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

Inventories at April 27, 2007 and January 31, 2007 consisted of the following:

	April 27, 2007	January 31, 2007
Raw materials	$4,554,000	$4,384,000
Work in process	1,687,000	1,880,000
Finished goods	172,000	163,000
Reserve for obsolete and slow moving inventory	(660,000)	(618,000)

	$5,753,000	$5,809,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) program. Costs and estimated losses to date on this contract as of April 27, 2007 and January 31, 2007 are as follows:

	April 27, 2007	January 31, 2007
Costs incurred to date	$18,152,000	$18,072,000
Estimated losses	(3,237,000)	(3,245,000)

	14,915,000	14,827,000
Less billings to date	(14,939,000)	(14,927,000)

Billings in excess of costs less estimated losses	$(24,000)	$(100,000)

During the quarter ended April 27, 2007, the Company continued supporting the flight testing of the A1 aircraft while furthering the development of its IMFP-based air data system.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,293,000. As of April 27, 2007, based on project progress, the Company has recognized revenues of approximately $14,915,000 for the JSF project. The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s costs. The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time. Billings in excess of costs less estimated losses of approximately $24,000 at April 27, 2007 and $100,000 at January 31, 2007 are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheet.

Note 5– Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of April 27, 2007 and January 31, 2007 were approximately $1,583,000 and $1,692,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	April 27, 2007	January 31, 2007
Product development programs	$704,000	$944,000
Plant shutdown	227,000	-
Other accrued expenses	652,000	748,000

	$1,583,000	$1,692,000

Note 6– Restructuring Costs

In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recognized a total of approximately $282,000 in restructuring costs for the three months ended April 27, 2007. The following table summarizes our restructuring activity for the three months ended April 27, 2007:

	Severance and Benefits	Facilities and Other	Total

Balance as of January 31, 2007	$-	$-	$-
Severance and Benefits	238,000	-	238,000
Other	-	44,000	44,000

Total Restructuring Charges	238,000	44,000	282,000

Less: Cash Paid	11,000	44,000	55,000

Balance of non-cash restructuring charges as of April 27, 2007	$227,000	$-	$227,000

The above charges are based on estimates that are subject to change. The cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. We anticipate recording additional charges related to our workforce and facility reductions over the remaining quarters in fiscal year 2007, based upon our current restructuring schedule, which is subject to change.

Note 7 – Long Term Debt and Notes Payable

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

Long term debt and notes payable at April 27, 2007 and January 31, 2007 consisted of the following:

	April 27, 2007	January 31, 2007
Mortgage note payable - Wachovia	$2,383,000	$2,433,000
Equipment term loan	121,000	131,000

	2,504,000	2,564,000
Less current maturities	(230,000)	(230,000)

Long-term debt and notes payable, less current maturities	$2,274,000	$2,334,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00: and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00. As of April 27, 2007, the Company was in compliance with these financial covenants.

The Wachovia loan agreement subjects the Company to a number of additional covenants that, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

The Company’s ability to maintain sufficient liquidity and compliance with these covenants in fiscal year 2008 and beyond is highly dependent upon achieving expected operating results. Failure to achieve expected operating results and compliance with covenants could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2008 and beyond, and could require implementation of further measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Note 8 – Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”), which requires stock-based compensation to be measured at the fair value of the awards on the grant date. The Company elected a “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to the adoption are not restated. For the three-month periods ended April 27, 2007 and April 28, 2006, total equity-based compensation of approximately of $10,000 and $9,000, respectively, related to stock options previously granted was included in operating expense.

Note 9 – Income Taxes

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

Effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, primarily due to uncertainty with respect to extraterritorial income tax credits, the Company reduced deferred tax assets and a recorded charge against retained earnings of $225,000 representing the cumulative effect of the change in accounting principle.

Note 10 – Earnings per Share

Basic earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method.

	Three Months Ended
	April 27, 2007	April 28, 2006
Weighted average shares outstanding - basic	3,567,515	3,751,127
Dilutive effect of stock options	12,177	13,225

Weighted average shares outstanding - diluted	3,579,692	3,764,352

Note 11 – Commitments, Contingencies and Subsequent Events

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s accrual that existed at the close of each fiscal period:

	April 27, 2007	January 31, 2007
Environmental Accrual	$67,000	$70,000

The environmental accrual is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The Company’s revolving credit facility with Wachovia is set to expire June 30, 2007. The Company is currently in discussions with Wachovia concerning the renewal of this credit facility, and the Company expects that the credit facility will be renewed in advance of the June 30, 2007 expiration date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Revenues for the first quarter of 2008 decreased approximately $1,656,000 when compared to the first quarter of 2007. Core instrument and spare parts sales decreased by approximately $1,127,000 when compared to the first quarter of 2007. The decrease in core instrument sales was driven primarily by lower integrated multifunction probe (“IMFP”)sales to Korea Aerospace Industries, Ltd. as well as reduced altimeter and airspeed sales, due to a lower order rate. Repair revenues decreased approximately $348,000 due to the consolidation of the Wichita operation as well as reduction in volume for the Virginia operations. Revenue from the Joint Strike Fighter (“JSF”) development program decreased by approximately $181,000 as the Company’s development program nears completion.

Gross profit for the first quarter of 2008 decreased by approximately 35%, or approximately $967,000, to approximately $1,775,000 when compared to approximately $2,742,000 for the first quarter of 2007. Approximately 55% of this decrease was due to a reduction in volume, while the remainder was due to a shift in product mix. However, despite the decrease in JSF revenues noted above, the gross profit for that program (which is reflected largely in the product mix shift) increased by approximately $229,000, as the gross profit impact of the JSF program for the first quarter of 2008 was break-even.

Selling, general and administrative expenses for the first quarter of 2008 decreased approximately $270,000 when compared to the first quarter of 2007. This decrease was attributable to lower incentive compensation and benefit costs as well as reductions in the usage of outside services.

Net interest expense increased approximately $11,000 for the first quarter of 2008 when compared to the first quarter of 2007. The Company had recognized non-recurring interest income on an income tax receivable in the first quarter of fiscal year 2007.

Miscellaneous income increased approximately $228,000 for the first quarter of 2008 when compared to the first quarter of 2007. This increase was due to the sale of the Company’s Wichita, Kansas property as well as the sale of machinery and equipment that was no longer required for operations.

Income tax expense increased approximately $41,000 for the first quarter of 2008 when compared to the first quarter of 2007. This increase was primarily due to the phase-out of extraterritorial income tax credits and was partially offset by lower earnings.

Liquidity and Capital Resources

Cash provided by operating activities was approximately $1,026,000 for the three months ended April 27, 2007, an increase in cash provided of approximately $1,434,000 when compared to the three months ended April 28, 2006. This increase in cash provided is primarily attributable to:

•	A decrease in net income of approximately $521,000;

•	A decrease due to the gain on the sale of assets of approximately $231,000;

•	A decrease due to accrued expenses and other liabilities of approximately $211,000 due primarily to further reductions in liabilities to suppliers for the JSF contract;

•	A decrease due to compensation and benefits liabilities of approximately $199,000;

•	A decrease due to net income taxes receivable and payable of approximately $75,000 due to a reduced level of income tax refunds available; and

•	A decrease due to a reduction in other assets of approximately $3,000.

These increases in cash usage were partially offset by the following increases in cash provided:

•	An increase due to accounts receivable of approximately $2,126,000 resulting from improvements and collections as well as decreases in sales volume;

•	An increase due to accounts payable of approximately $310,000 as the Company increases the amount of outsourced parts and components;

•	An increase resulting from a decrease in prepaid expenses of approximately $135,000 due to a shift in paying for insurance premiums with cash instead of utilizing premium financing;

•	An increase due to a decrease in costs less estimated losses in excess of billings of approximately $94,000 resulting from continuing progress on the JSF program; and

•	An increase of approximately $71,000 due to a reduction in inventories.

Cash provided by investing activities increased approximately $347,000 in the first three months of fiscal year 2008 as compared to the same period in fiscal year 2007 due primarily to the disposition of the Company’s Wichita, Kansas location as well as some machinery and equipment that was no longer needed by the Company.

Cash provided by financing activities for the first three months of fiscal year 2008 increased approximately $2,428,000 when compared to the three months ended April 28, 2006. The Company had a non-recurring cash outflow of approximately $2,467,000 during the three months ended April 28, 2006 due to the Company’s repurchase of approximately 9.31% of its outstanding common stock during the period.

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

The Company’s ability to maintain sufficient liquidity in fiscal year 2008 and beyond is highly dependent upon achieving expected operating results. Failure to successfully achieve these results could have a material adverse effect on the Company’s liquidity and operations in fiscal year 2008, and could require implementation of curative measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of April 27, 2007 and January 31, 2007, management does not believe that any long-lived assets are impaired.

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

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points. Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities. As an example, the prevailing rate for one-month LIBOR at April 27, 2007 was approximately 5.32%. Therefore, the Company’s borrowing cost under its existing debt facilities as of April 27, 2007 was 8.32%. For each $1.0 million of borrowing at the April 27, 2007 one-month LIBOR interest rate, the Company’s annual interest cost would be approximately $83,000. Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements. Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

As of April 27, 2007, Aerosonic’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Aerosonic’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and concluded that such disclosure controls and procedures were effective as of such date.

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

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 have not materially changed.

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

Date: June 11, 2007

AEROSONIC CORPORATION

/s/ David A. Baldini
David A. Baldini
Chairman, President and Chief Executive Officer

Date: June 11, 2007

AEROSONIC CORPORATION

/s/ Gary E. Colbert
Gary E. Colbert
Executive Vice President and Chief Financial Officer