Form 10-Q
period 2007-07-27
AEROSONIC CORP /DE/
filed 2007-09-17
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended July 27, 2007

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

As of September 14, 2007, the issuer had 3,569,516 shares of Common Stock outstanding, net of treasury shares.

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

ITEM 1.     FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 27, 2007	January 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,000	$1,276,000
Receivables, net of allowance for doubtful accounts of $36,000
and $10,000	4,672,000	5,214,000
Income taxes receivable	29,000	13,000
Inventories	6,325,000	5,809,000
Prepaid expenses	303,000	332,000
Deferred income taxes	703,000	1,030,000

Total current assets	12,292,000	13,674,000
Property, plant and equipment, net	3,230,000	3,340,000
Deferred income taxes	1,836,000	656,000
Other assets, net	64,000	65,000

Total assets	$17,422,000	$17,735,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$230,000	$230,000
Accounts payable, trade	1,542,000	1,102,000
Compensation and benefits	696,000	933,000
Income taxes payable	9,000	29,000
Accrued expenses and other liabilities	2,529,000	1,692,000

Total current liabilities	5,006,000	3,986,000
Long-term debt and notes payable due after one year	2,215,000	2,334,000
FIN 48 liability	225,000	-
Deferred income taxes	6,000	6,000
Other liabilities	145,000	143,000

Total liabilities	7,597,000	6,469,000

Commitments and contingencies
Stockholders' equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued
4,000,283 shares at July 27, 2007 and 3,998,282 shares at
January 31, 2007; outstanding 3,569,516 shares at July 27,
2007 and 3,565,373 shares at January 31, 2007	1,602,000	1,602,000
Additional paid-in capital	4,711,000	4,686,000
Retained earnings	6,675,000	8,141,000
Less treasury stock: 430,767 shares at July 27, 2007 and at
January 31, 2007, at cost	(3,163,000)	(3,163,000)

Total stockholders' equity	9,825,000	11,266,000

Total liabilities and stockholders' equity	$17,422,000	$17,735,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended		Six months ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Revenues, net	$5,292,000	$7,595,000	$12,117,000	$16,076,000
Costs and expenses:
Cost of revenues	5,197,000	5,696,000	10,247,000	11,435,000
Selling, general and administrative expenses	2,332,000	1,968,000	4,193,000	4,099,000

Total costs and expenses	7,529,000	7,664,000	14,440,000	15,534,000
Gain on sale of property, plant and equipment	51,000	-	315,000	33,000

Operating (loss) income	(2,186,000)	(69,000)	(2,008,000)	575,000
Other income (expense):
Interest expense, net	(36,000)	(43,000)	(76,000)	(72,000)
Miscellaneous income	-	10,000	-	13,000

	(36,000)	(33,000)	(76,000)	(59,000)

(Loss) income before income taxes	(2,222,000)	(102,000)	(2,084,000)	516,000
Income tax benefit (expense)	919,000	25,000	843,000	(10,000)

Net (loss) income	$(1,303,000)	$(77,000)	$(1,241,000)	$506,000

Basic (loss) earnings per share	$(0.37)	$(0.02)	$(0.35)	$0.14

Diluted (loss) earnings per share	$(0.37)	$(0.02)	$(0.35)	$0.14

Basic weighted average shares outstanding	3,569,516	3,562,739	3,569,516	3,656,933

Diluted weighted average shares outstanding	3,569,516	3,562,739	3,569,516	3,670,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

For the Six Months Ended July 27, 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance at January 31, 2007	$1,602,000	$4,686,000	$8,141,000	$(3,163,000)	$11,266,000
Net loss	-	-	(1,241,000)	-	(1,241,000)
Cumulative effect of adoption of FIN 48	-	-	(225,000)	-	(225,000)
Equity-based compensation	-	25,000	-	-	25,000

Balance at July 27, 2007	$1,602,000	$4,711,000	$6,675,000	$(3,163,000)	$9,825,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended
	July 27, 2007	July 28, 2006
Cash flow from operating activities:
Net (loss) income	$(1,241,000)	$506,000
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Stock-based compensation	25,000	33,000
Depreciation	254,000	333,000
Amortization	11,000	7,000
Gain on the disposal of property	(315,000)	(33,000)
Deferred income taxes	(853,000)	-
Changes in operating assets and liabilities:
Receivables	542,000	(420,000)
Income taxes receivable and payable	(37,000)	219,000
Costs less estimated losses in excess of billings	-	420,000
Inventories	(516,000)	129,000
Prepaid expenses	29,000	48,000
Other assets	(10,000)	17,000
Accounts payable, trade	440,000	(418,000)
Compensation and benefits	(237,000)	69,000
Accrued expenses and other liabilities	840,000	(66,000)

Net cash provided by (used in) operating activities	(1,068,000)	844,000

Cash flow from investing activities:
Proceeds from the sale of property	510,000	58,000
Capital expenditures	(339,000)	(209,000)

Net cash provided by (used in) investing activities	171,000	(151,000)

Cash flow from financing activities:
Proceeds from revolving credit facility	-	-
Purchase of treasury stock	-	(2,467,000)
Principal payments on long-term debt and notes payable	(119,000)	(115,000)

Net cash used in financing activities	(119,000)	(2,582,000)

Net increase (decrease) in cash and cash equivalents	(1,016,000)	(1,889,000)
Cash and cash equivalents at beginning of period	1,276,000	3,106,000

Cash and cash equivalents at end of period	$260,000	$1,217,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$77,000	$73,000

Income taxes	$50,000	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (“Aerosonic ” or the “Company ”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X of the U.S. Securities and Exchange Commission (“SEC” ). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet at January 31, 2007 has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by generally accepted accounting principles. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”) that the Company filed with the SEC on May 1, 2007. Operating results for the three months and the six months ended July 27, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the second quarter mean the second quarter ended on the last Friday of July of the referenced fiscal year. For example, references to the second quarter of fiscal year 2008 mean the second quarter ended July 27, 2007.

Note 2 – Business

The Company is engaged in one operating segment, which is the manufacture and sale of aircraft instruments. The Company has two operating divisions in two locations. The two principal divisions are Clearwater Instruments, located in Clearwater, Florida, which primarily manufactures both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation, and Avionics Specialties, Inc., the Company’s wholly owned subsidiary (“Avionics ”), located in Earlysville, Virginia, which maintains three major product lines in the aircraft instrument segment: (1) angle of attack stall warning systems; (2) integrated multifunction probes, which are integrated air data sensors; and (3) other aircraft sensors and monitoring systems.

During the three months ended July 27, 2007, the Company had no customers that represented more than 10% of total revenues. During the three months ended July 28, 2006, sales to The Boeing Company represented approximately 10% of total revenues.

During the six months ended July 27, 2007, the Company had no customers that represented more than 10% of total revenues. During the six months ended July 28, 2006, sales to Lockheed represented approximately 12% of total revenues.

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia operation into its Clearwater, Florida facility. The Earlysville location is home to Avionics. The consolidation is a continuation of the Company’s actions to be more responsive to customers’ demands while increasing efficiencies. The existing Engineering and Marketing functions will remain in the Earlysville area but will relocate to a new facility more appropriately sized for the Company’s planned streamlined structure. The Company plans to sell the Earlysville facility. Avionics manufactures angle of attack stall warning systems, integrated multifunction probes, which are integrated air data sensors, and other aircraft sensors and monitoring systems. The Company will continue the manufacturing of those products at its Clearwater, Florida facility. The Company will also continue to execute the consolidation plan in a phased approach to maintain delivery schedules and product quality.

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

Inventories at July 27, 2007 and January 31, 2007 consisted of the following:

	July 27, 2007	January 31, 2007
Raw materials	$5,023,000	$4,384,000
Work in process	1,752,000	1,880,000
Finished goods	193,000	163,000
Reserve for obsolete and slow moving inventory	(643,000)	(618,000)

	$6,325,000	$5,809,000

Note 4 – Joint Strike Fighter Development Program

During fiscal 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF ”) program. Costs and estimated losses to date on this contract as of July 27, 2007 and January 31, 2007 are as follows:

	July 27, 2007	January 31, 2007
Costs incurred to date	$18,140,000	$18,072,000
Estimated losses	(3,821,000)	(3,245,000)

	14,319,000	14,827,000
Less billings to date	(15,255,000)	(14,927,000)

Billings in excess of costs less estimated losses	$(936,000)	$(100,000)

During the quarter ended July 27, 2007, the Company continued supporting the flight tests of the A1 aircraft while furthering the development of its IMFP-based air data system. The increased cost of key subcontracts has significantly impacted this quarter’s estimated cost to complete the program. The Company is currently pursuing other avenues to alleviate these costs.

The JSF program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $16,293,000. As of July 27, 2007, based on project progress, the Company has recognized revenues of approximately $14,319,000 for the JSF project. The estimate for this program changes with each technological breakthrough and setback and the Company will continue to adjust its estimate to reflect the most current view of the program’s costs. The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time. Billings in excess of costs less estimated losses of approximately $936,000 at July 27, 2007 and $100,000 at January 31, 2007 are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Note 5– Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of July 27, 2007 and January 31, 2007 were approximately $2,529,000 and $1,692,000, respectively.  A substantial portion of these expenses are related to amounts owed to subcontractors who participate in the Company’s product development programs, as shown below:

	July 27, 2007	January 31, 2007
Product development programs	$409,000	$944,000
Avionics restructuring costs	522,000	-
Billings in excess of costs less estimated losses	936,000	100,000
Other accrued expenses	662,000	648,000

Total Other Accrued Expenses	$2,529,000	$1,692,000

Note 6– Restructuring Costs

In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Post Employment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), we recognized a total of approximately $503,000 in restructuring costs for the three months ended July 27, 2007, and approximately $785,000 for the six months ended July 27, 2007.

The following table summarizes our restructuring activity for the six months ended July 27, 2007:

	Severance and Benefits	Facilities and Other	Total
Balance as of January 31, 2007	$-	$-	$-
Severance and benefits	533,000	-	533,000
Facilities and Other	-	252,000	252,000

Total restructuring charges	533,000	252,000	785,000
Less: Cash paid	11,000	252,000	263,000

Balance of non-cash restructuring charges as of July 27, 2007	$522,000	$-	$522,000

The above charges are based on estimates that are subject to change. The cash expenditures relating to workforce reductions are expected to be paid over the next two quarters. We anticipate recording additional charges related to our workforce and facility reductions over the remaining quarters in fiscal year 2007, based upon our current restructuring schedule, which is subject to change.

Note 7 – Long Term Debt and Notes Payable

The Company’s credit facilities are with Wachovia Bank, N.A. (“Wachovia ”). The facilities total approximately $5.7 million, and include a 15 year term loan of approximately $5.9 million that is collateralized by the Company’s real estate in Clearwater, Florida, a revolving credit facility of approximately $2.5 million, and a seven year equipment loan of approximately $0.2 million. All of the Company’s other assets (i.e., other than the company’s real estate) are subject to liens collateralizing both of the loans from Wachovia. This includes all assets of Avionics Specialties, Inc., the Company’s wholly owned subsidiary.

Long term debt and notes payable at July 27, 2007 and January 31, 2007 consisted of the following:

	July 27, 2007	January 31, 2007
Mortgage note payable - Wachovia	$2,333,000	$2,433,000
Equipment term loan	112,000	131,000

	2,445,000	2,564,000
Less current maturities	(230,000)	(230,000)

Long-term debt and notes payable, less current maturities	$2,215,000	$2,334,000

Discussion of new facilities secured after quarter-end are included in the Note 11 – Commitments, Contingencies and Subsequent Events.

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

As of July 27, 2007, the Company was not in compliance with the “cash flow coverage ratio” covenant; however, Wachovia has provided a written waiver of the non-compliance to the Company.

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

Note 8 – Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”), which requires stock-based compensation to be measured at the fair value of the awards on the grant date. The Company elected a “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to the adoption are not restated. For the three-month periods ended July 27, 2007 and July 28, 2006, total equity-based compensation of approximately $9,000 and $9,000, respectively, related to stock options previously granted was included in operating expense. For the six-month periods ended July 27, 2007 and July 28, 2006, total equity-based compensation of approximately $17,000 and $17,000, respectively, related to stock options previously granted was included in operating expense.

Note 9 – Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS ”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Effective February 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB ”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued penalties and interest expense on underpayment of income taxes in our income tax provision. Upon adoption of FIN 48, primarily due to uncertainty with respect to extraterritorial income tax exclusions, the Company reduced deferred tax assets and recorded a charge against retained earnings of $225,000, (including $31,000 and $21,000 of interest expense and penalties, respectively) representing the cumulative effect of the change in accounting principle. Our U.S. federal income tax returns for tax years 2003 and beyond remain subject to examination by the Internal Revenue Service. In addition, our U.S. federal income tax returns for tax years 2002 and 2001 remain open relating to extraterritorial income tax exclusions.

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

	Three Months Ended		Six Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Weighted average shares outstanding - basic	3,569,516	3,562,739	3,569,516	3,656,933
Dilutive effect of stock options	-	-	-	13,428

Weighted average shares outstanding - diluted	3,569,516	3,562,739	3,569,516	3,670,361

Note 11 – Commitments, Contingencies and Subsequent Events

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. The following table outlines the Company’s accrual that existed at the close of each fiscal period:

	July 27, 2007	January 31, 2007
Environmental Accrual	$61,000	$70,000

Effective August 10, 2007, our Executive Vice President and Chief Financial Officer, Gary Colbert resigned to take another position. Mr. Colbert's resignation is unrelated to his work at the Company and no issues have been raised regarding the integrity of our financial statements. Our Chief Executive Officer, David Baldini, will be acting interim chief financial officer until a permanent successor is hired.

On August 17, 2007, the Company and Avionics entered into a First Modification to Revolving and Term Credit and Security Agreement (the “Modification”) by and among the Company, Avionics and Wachovia Bank, National Association (“Wachovia”). Pursuant to the Modification, the Company increased the maximum amount available to the Company under its loan facility with Wachovia to $8.42 million and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3.92 million (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2.0 million (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by the Company’s real estate in Clearwater, Florida, and Earlysville, Virginia. Proceeds from the Future Advance Note were used to retire an existing term loan, also from Wachovia, with an outstanding balance of $2.3 million and an Equipment term loan with an outstanding balance of $0.1 million. The remaining proceeds are available to the Company to fund ongoing operations and acquisitions as needed. The Company’s revolving credit facility with Wachovia is set to expire June 1, 2011, and the Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011.

On August 21, 2007, the Company, OP Technologies, Inc., an Oregon corporation (“OP”), Optimization Technologies, Inc., an Oregon corporation (the “Seller ”), and certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), pursuant to which the Seller sold and the Company purchased all of the outstanding equity interests in OP (the “Target Shares”), which is a manufacturer of cockpit glass display solutions. The Company paid $1,000,000 to the Seller for the Target Shares. The SPA also provides for an arrangement that entitles the Seller to receive up to an additional $500,000 (payable in Company common stock) in the event the Company receives certain federal certifications for its products, subject to Seller’s delivery of a duly executed subscription agreement and a duly executed Lock-up Agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock. The SPA also provides for an earn-out arrangement that entitles the Seller to receive up to an additional $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP’s products within three years of the closing. The maximum total purchase price will not be greater than $2.5 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Revenues for the second quarter of 2008 decreased approximately $2,303,000 when compared to the second quarter of 2007. Core instrument and spare parts sales decreased by approximately $1,172,000 when compared to the second quarter of 2007. The decrease in core instrument sales was driven primarily by the constriction of production capacity during the cross-training required by the consolidation, resulting in lower sales volume at the Virginia location and reduced altimeter and airspeed sales at the Clearwater, Florida location. Repair revenues decreased approximately $240,000 due to the consolidation of the Wichita, Kansas operation. Revenue from the JSF development program decreased by approximately $867,000 as the Company recognized growth in subcontract costs.

Revenues for the six months ended July 27, 2007 decreased approximately $3,959,000 when compared to the six months ended July 28, 2006. Core instrument and spare parts sales decreased by approximately $2,302,000 when compared to the six months ended July 28, 2006. The decrease in core instrument sales was driven primarily by lower integrated multifunction probe (“IMFP”) sales to Korea Aerospace Industries, Ltd. as well as reduced indicator, altimeter, and airspeed sales, due to a lower order rate. Revenue from the JSF development program decreased by approximately $1,048,000. Decreased sales to Korea Aerospace Industries, Ltd. are a result of the aircraft production schedule. Sales to Korea Aerospace Industries, Ltd. will resume during the second half of this fiscal year.

Gross profit for the second quarter of 2008 decreased by approximately 95%, or approximately $1,804,000, to approximately $95,000 when compared to approximately $1,899,000 for the second quarter of 2007. This decrease was due to the reduced sales volume, the Company’s investment in training and other costs associated with the consolidation of the Virginia operations at the Florida facility, and additional costs of key subcontracts relating to the JSF development program.

Gross profit for the six months ended July 27, 2008 decreased by approximately 60%, or approximately $2,771,000, to approximately $1,870,000 when compared to approximately $4,641,000 for the six months ended July 28, 2007. This decrease was due to reduced sales volume and consolidation costs during the applicable period, as well as additional costs of key subcontracts relating to the JSF development program.

Selling, general and administrative expenses for the second quarter of 2008 increased approximately $364,000 when compared to the second quarter of 2007. This increase resulted from legal costs associated with the acquisition of OP Technologies, and the costs to consolidate the Virginia facilities. The acquisition and consolidation costs were anticipated by the Company’s management.

Selling, general and administrative expenses for the six months ended July 27, 2007 increased approximately $94,000 when compared to the six months ended July 28, 2006. This increase was attributable to the legal and consolidation costs mentioned above, but was partially offset by reduced personnel costs from the closure of the Wichita, Kansas facility.

Net interest expense decreased approximately $7,000 for the second quarter of 2008 when compared to the second quarter of 2007. This decrease resulted from a reduction in outstanding debt obligations.

Net interest expense increased approximately $4,000 for the six months ended July 27, 2007 when compared to the six months ended July 28, 2006. This increase resulted when the Company recognized non-recurring interest income on an income tax receivable in the first quarter of fiscal year 2007.

Income tax expense decreased approximately $894,000 for the second quarter of 2008 when compared to the second quarter of 2007. This decrease was due to the deferred tax asset generated by our net loss for the period.

Liquidity and Capital Resources

Cash used in operating activities was approximately $1,068,000 for the six months ended July 27, 2007, a decrease in cash provided of approximately $1,912,000 when compared to the six months ended July 28, 2006. This decrease in cash provided is primarily attributable to:

•     A decrease in net income of approximately $1,747,000;

•     A decrease due to the gain on the sale of assets of approximately $282,000;

•     A decrease of approximately $645,000 due to the increase in inventories required for the concurrent production of Virginia products in the Florida facility during the consolidation;

•     A decrease due to compensation and benefits liabilities of approximately $306,000 as the Virginia payroll liabilities decrease;

•     A decrease due to deferred tax assets of $853,000;

•     A decrease due to costs less estimated losses in excess of billings of approximately $420,000 on the JSF program; and

•     A decrease due to net income taxes receivable and payable of approximately $256,000 due to a reduced level of income tax refunds available.

These increases in cash usage were partially offset by the following increases in cash provided:

•     An increase due to accounts receivable of approximately $962,000 resulting from improvements in collections as well as decreases in sales volume;

•     An increase in accrued expenses and other liabilities of approximately $906,000 due to the accrual for Virginia consolidation costs, and the deferral of revenue on the JSF program; and

•     An increase due to accounts payable of approximately $858,000 as the Company increases the amount of outsourced parts and components.

Cash provided by investing activities increased approximately $322,000 in the first six months of fiscal year 2008 as compared to the same period in fiscal year 2007 due primarily to the closure of the Company’s Wichita, Kansas location as well as some machinery and equipment that was no longer needed by the Company.

Cash used in financing activities for the first six months of fiscal year 2008 increased approximately $2,463,000 when compared to the six months ended July 28, 2006. The Company had a non-recurring cash outflow of approximately $2,467,000 during the six months ended July 28, 2006 due to the Company’s repurchase of approximately 9.31% of its outstanding common stock during the period.

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

Deferred Tax Asset Valuation Allowance

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS ”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of July 27, 2007 and January 31, 2007, management does not believe that any long-lived assets are impaired.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points. Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities. As an example, the prevailing rate for one-month LIBOR at July 27, 2007 was approximately 5.32%. Therefore, the Company’s borrowing cost under its existing debt facilities as of July 27, 2007 was 8.32%. For each $1.0 million of borrowing at the July 27, 2007 one-month LIBOR interest rate, the Company’s annual interest cost would be approximately $83,000. Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements. Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

ITEM 4.     CONTROLS AND PROCEDURES.

As of July 27, 2007, the Company’s Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that such disclosure controls and procedures were effective as of such date.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: September 17, 2007

AEROSONIC CORPORATION

/s/ David A. Baldini

David A. Baldini
Chairman, President and Chief Executive Officer

Date: September 17, 2007

AEROSONIC CORPORATION

/s/ David A. Baldini

David A. Baldini
Acting Chief Financial Officer