Form 10-Q
period 2007-10-26
AEROSONIC CORP /DE/
filed 2007-12-10
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 26, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 10, 2007, the issuer had 3,574,286 shares of Common Stock outstanding, net of treasury shares.

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

ITEM 1.      FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 26, 2007	January 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 481,000	$ 1,276,000
Receivables, net of allowance for doubtful accounts of $62,000 and $10,000	4,509,000	5,214,000
Income taxes receivable	29,000	13,000
Inventories, net	6,688,000	5,809,000
Prepaid expenses	178,000	332,000
Property held for sale, net	1,141,000	1,176,000
Deferred income taxes	703,000	1,030,000
Total current assets	13,729,000	14,850,000
Property, plant and equipment, net	2,259,000	2,164,000
Deferred income taxes	2,136,000	656,000
Goodwill	980,000	-
Other assets, net	112,000	65,000
Total assets	$ 19,216,000	$ 17,735,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and notes payable due within one year	$ 306,000	$ 230,000
Accounts payable, trade	1,888,000	1,102,000
Compensation and benefits	586,000	933,000
Income taxes payable	-	29,000
Accrued sales commissions	242,000	235,000
Accrued expenses and other liabilities	1,140,000	1,457,000
Total current liabilities	4,162,000	3,986,000
Long-term debt and notes payable due after one year	5,592,000	2,334,000
FIN 48 liability	225,000	-
Deferred income taxes	6,000	6,000
Other liabilities	-	143,000
Total liabilities	9,985,000	6,469,000
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock $.40 par value: authorized 8,000,000 shares; issued 4,005,053 shares at October 26, 2007 and 3,998,282 shares at January 31, 2007; outstanding 3,574,286 shares at October 26, 2007 and 3,565,373 shares at January 31, 2007	1,602,000	1,602,000
Additional paid-in capital	4,724,000	4,686,000
Retained earnings	6,068,000	8,141,000
Less treasury stock: 430,767 shares at both October 26, 2007 and January 31, 2007, at cost	(3,163,000)	(3,163,000)
Total stockholders’ equity	9,231,000	11,266,000
Total liabilities and stockholders’ equity	$ 19,216,000	$ 17,735,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006

Revenues, net	$ 7,427,000	$ 7,917,000	$ 19,544,000	$ 23,993,000
Costs and expenses:
Cost of revenues	5,960,000	5,330,000	16,207,000	16,765,000
Selling, general and administrative expenses	2,270,000	2,055,000	6,463,000	6,154,000
Total costs and expenses	8,230,000	7,385,000	22,670,000	22,919,000
Gain on sale of property, plant and equipment	-	-	315,000	33,000
Operating (loss) income	(803,000)	532,000	(2,811,000)	1,107,000
Other income (expense):
Interest expense, net	(103,000)	(50,000)	(179,000)	(122,000)
Miscellaneous (expense) income	(1,000)	2,000	(1,000)	15,000
	(104,000)	(48,000)	(180,000)	(107,000)
(Loss) income before income taxes	(907,000)	484,000	(2,991,000)	1,000,000
Income tax benefit (expense)	300,000	(214,000)	1,143,000	(224,000)
Net (loss) income	$ (607,000)	$ 270,000	$ (1,848,000)	$ 776,000
Basic (loss) earnings per share	$ (0.17)	$ 0.08	$ (0.52)	$ 0.21
Diluted (loss) earnings per share	$ (0.17)	$ 0.08	$ (0.52)	$ 0.21
Basic weighted average shares outstanding	3,574,286	3,565,373	3,571,826	3,626,413
Diluted weighted average shares outstanding	3,574,286	3,573,368	3,571,826	3,638,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

For the Nine Months Ended October 26, 2007

		Additional			Total
	Common	Paid-In	Retained	Treasury	Stockholders'
	Stock	Capital	Earnings	Stock	Equity

Balance at January 31, 2007	$1,602,000	$4,686,000	$8,141,000	$(3,163,000)	$11,266,000
Cumulative effect of adoption of FIN 48	-	-	(225,000)	-	(225,000)
Balance at February 1, 2007	1,602,000	4,686,000	7,916,000	(3,163,000)	11,041,000
Net loss	-	-	(1,848,000)	-	(1,848,000)
Deferred compensation	-	10,000	-	-	10,000
Equity-based compensation	-	28,000	-	-	28,000
Balance at October 26, 2007	$1,602,000	$4,724,000	$6,068,000	$(3,163,000)	$ 9,231,000

The accompanying notes are an integral part of this condensed consolidated financial statement.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	October 26, 2007	October 27, 2006
Cash flow from operating activities:
Net (loss) income	$(1,848,000)	$776,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	52,000	-
Stock-based compensation	38,000	61,000
Depreciation	334,000	466,000
Amortization	17,000	13,000
Gain on the sale of property	(315,000)	(33,000)
Deferred income taxes	(1,153,000)	-
Changes in operating assets and liabilities:
Receivables	731,000	(820,000)
Income taxes receivable and payable	(46,000)	435,000
Costs less estimated losses in excess of billings	-	420,000
Billings in excess of costs less estimated losses	41,000	-
Inventories	(620,000)	(247,000)
Prepaid expenses	154,000	(103,000)
Other assets	(64,000)	66,000
Accounts payable, trade	500,000	(503,000)
Compensation and benefits	(347,000)	210,000
Accrued expenses and other liabilities	(554,000)	(9,000)
Net cash provided by (used in) operating activities	(3,080,000)	732,000
Cash flow from investing activities:
Proceeds from the sale of property	510,000	58,000
Capital expenditures	(559,000)	(208,000)
Purchase of business	(1,000,000)	-
Net cash used in investing activities	(1,049,000)	(150,000)
Cash flow from financing activities:
Proceeds from issuance of long-term debt and notes payable	5,920,000	-
Principal payments on long-term debt and notes payable	(2,586,000)	(172,000)
Purchase of treasury stock	-	(2,467,000)
Net cash provided by (used in) financing activities	3,334,000	(2,639,000)
Net decrease in cash and cash equivalents	(795,000)	(2,057,000)
Cash and cash equivalents at beginning of period	1,276,000	3,106,000
Cash and cash equivalents at end of period	$481,000	$1,049,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$180,000	$123,000
Income taxes	$50,000	$30,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aerosonic Corporation (“Aerosonic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet at January 31, 2007 has been derived from the audited consolidated financial statements, but does not include all of the disclosures required by U.S. GAAP. The financial statements are prepared (including normal recurring adjustments) on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2007 (the “2007 Form 10-K”) that the Company filed with the SEC on May 1, 2007. Operating results for the three months and the nine months ended October 26, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008.

The Company has a January 31 fiscal year end. Accordingly, all references in this quarterly report on Form 10-Q to the third quarter mean the third quarter ended on the last Friday of October of the referenced fiscal year. For example, references to the third quarter of fiscal year 2008 mean the third quarter ended October 26, 2007.

Certain amounts in the prior year periods’ unaudited interim condensed consolidated financial statements have been reclassified to conform with the fiscal year 2008 presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS  159”). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. The provisions of SFAS 159 are effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently assessing the impact SFAS 159 may have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company is required to adopt the provisions of SFAS 157 in the first quarter of the fiscal year beginning February 1, 2008 and is currently in the process of evaluating what impact the adoption of SFAS 157 may have on the Company’s consolidated financial position, results of operations or cash flows.

On November 14, 2007, the FASB voted to delay implementation of SFAS 157 for non-financial assets and liabilities not measured on a recurring basis. This partial delay is not expected to impact the Company’s adoption of SFAS 157.

Note 2 – Business

The Company is engaged in one operating segment, which is the manufacture and sale of aircraft instruments. The Company has two operating divisions in two locations. The two principal divisions are Clearwater Instruments, located in Clearwater, Florida, which primarily manufactures both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation, and Avionics Specialties, Inc., the Company’s wholly owned subsidiary (“Avionics”), located in Earlysville, Virginia, which primarily manufactures angle of attack stall warning systems, integrated multifunction probes, which are integrated air data sensors, and other aircraft sensors and monitoring systems. See Note 6 for a discussion of the Company’s consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility.

During the three months ended October 26, 2007, the Company had no customers that represented more than 10% of total revenues. During the three months ended October 27, 2006, the Company had no customers that represented more than 10% of total revenues.

During the nine months ended October 26, 2007, sales to the U.S. Army represented approximately 10% of total revenues. During the nine months ended October 27, 2006, the Company had no customers that represented more than 10% of total revenues.

Note 3 – Acquisition

On August 21, 2007 (the “Closing Date”), the Company purchased 100% of the outstanding stock of OP Technologies, Inc. (“OP Tech”), an Oregon-based developer and manufacturer of cockpit glass display solutions, from Optimization Technologies, Inc., an Oregon corporation (the “Seller”). The acquisition of OP Tech is consistent with the Company’s strategic plan for revenue growth into related industry markets. The acquisition was accounted for by the purchase method and, accordingly, the condensed consolidated statements of operations for the three and nine months ended October 26, 2007 include the results of OP Tech beginning on the Closing Date. OP Tech’s operations are included in the Clearwater Instruments division.

In connection with the acquisition, the Company, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby the Company paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in Company common stock once the Company obtains certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date.

The purchase price allocation with respect to goodwill and other identifiable intangible assets has not been finalized pending completion of certain valuations. Accordingly, the preliminary allocation has resulted in an excess of purchase price over the fair value of net assets acquired being allocated to goodwill in the amount of $980,000 as of October 26, 2007.

Had the acquisition of OP Tech occurred as of the beginning of fiscal year 2007, unaudited pro forma revenue, net income, and earnings per share for the three months and nine months ended October 26, 2007 and October 27, 2006 would have been as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Revenues, net	$ 7,498,734	$ 8,028,296	$ 20,166,770	$ 24,547,672
Net income (loss)	$ (185,941)	$ 138,270	$ (2,192,857)	$ 263,151
Earnings per share - basic	$ (0.05)	$ 0.04	$ (0.61)	$ 0.07
Earnings per share - diluted	$ (0.05)	$ 0.04	$ (0.61)	$ 0.07

The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

Note 4 – Inventories

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history. During production, the Company uses standards to estimate product costs. These standards are reviewed and updated, generally monthly, by management. Differences between standard and actual costs have historically not been material.

Inventories at October 26, 2007 and January 31, 2007 consisted of the following:

	October 26, 2007	January 31, 2007
Raw materials	$ 5,546,000	$ 4,384,000
Work in process	1,632,000	1,880,000
Finished goods	153,000	163,000
Reserve for obsolete and slow moving inventory	(643,000)	(618,000)
	$ 6,688,000	$ 5,809,000

Note 5 – Joint Strike Fighter Development Program

During fiscal year 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) development program. Costs and estimated losses to date on this contract as of October 26, 2007 and January 31, 2007 are as follows:

	October 26, 2007	January 31, 2007
Costs incurred to date	$ 18,296,000	$ 18,072,000
Estimated losses	(3,165,000)	(3,245,000)
	15,131,000	14,827,000
Less: Billings to date	(15,272,000)	(14,927,000)
Billings in excess of costs less estimated losses	$ (141,000)	$ (100,000)

During the quarter ended October 26, 2007, the Company negotiated with its customer a change in scope for the development of its integrated multifunction probe (“IMFP”) air data system. The remaining effort on this contract requires the completion of spare hardware and the continued support of the customer, as needed, during the remaining flight tests. The Company was not selected for initial production of the aircraft; therefore, no additional revenues or costs are anticipated.

The JSF development program is a customer-funded product development program that is presently expected to generate total project revenues of approximately $15,368,000. As of October 26, 2007, based on project progress, the Company has recognized revenues of approximately $15,131,000 for the JSF project. The revenues and costs recorded in each quarter reflect the Company’s best estimate of the program’s expected profitability or loss at that point in time. Billings in excess of costs less estimated losses of approximately $141,000 at October 26, 2007 and $100,000 at January 31, 2007 are included in accrued expenses and other liabilities.

Note 6 – Consolidation Plan and Restructuring Costs

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation is a continuation of the Company’s actions to be more responsive to customers’ demands while increasing efficiencies. The Company is executing a consolidation plan in a phased approach to maintain delivery schedules and product quality related to the Earlysville operation. Avionics’ existing Engineering, Marketing, and repair/overhaul functions have remained in the Earlysville area and will relocate to a new facility more appropriately sized for the Company’s planned streamlined structure (see Note 11).

In connection with the consolidation, the Company entered into a Real Estate Purchase Agreement on October 10, 2007 to sell the Earlysville facility for $3,000,000. Accordingly, the Earlysville facility has been reclassified as Property Held for Sale and included in current assets on the condensed consolidated balance sheets. The property’s estimated fair value, net of estimated closing and other transactional costs, currently exceeds the carrying value of approximately $1,100,000.  Based upon environmental assessments currently ongoing, management cannot at this time reasonably estimate the gain, if any, that will ultimately be recognized on the sale (see Note 11).

In accordance with SFAS No. 112, Employers’ Accounting for Post Employment Benefits and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognized a total of approximately $734,000 in restructuring costs for the three months ended October 26, 2007, and approximately $1,519,000 for the nine months ended October 26, 2007.

The following table summarizes our restructuring activity for the nine months ended October 26, 2007:

	Severance and Benefits	Facilities and Other	Total
Balance as of January 31, 2007	$ -	$ -	$ -
Severance and benefits	665,000	-	665,000
Facilities and other	-	854,000	854,000
Total restructuring costs	665,000	854,000	1,519,000
Less: Cash paid	(535,000)	(854,000)	(1,389,000)
Balance as of October 26, 2007	$ 130,000	$ -	$ 130,000

The above charges are based on estimates that are subject to change. Additional cash expenditures relating to workforce reductions are expected to occur before the end of fiscal year 2008. Based upon our current restructuring schedule, which is subject to change, we anticipate recording additional charges related to both our workforce and facility reductions before the end of fiscal year 2008.

Note 7 – Long-Term Debt and Notes Payable

The Company’s credit facilities are with Wachovia Bank, N.A. (“Wachovia”). On August 17, 2007, the Company and Avionics entered into a First Modification to Revolving and Term Credit and Security Agreement (the “Modification”) by and among the Company, Avionics and Wachovia.  Pursuant to the Modification, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by the Company’s real estate in Clearwater, Florida.

Proceeds from the Future Advance Note were used to retire the existing Wachovia mortgage note payable, with an outstanding balance of approximately $2,317,000, and the existing Wachovia equipment term loan, with an outstanding balance of $113,000. The remaining proceeds are available to the Company to fund ongoing operations and acquisitions as needed. Additionally, the Company’s revolving credit facility of $2,500,000 with Wachovia (unused as of October 26, 2007) will continue under the same terms and is set to expire June 1, 2008. The Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011. The Term Note is collateralized by the Company’s real estate in Earlysville, Virginia.

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 5.12% and 5.32% at October 26, 2007 and January 31, 2007, respectively) plus 300 basis points. The interest rate was not affected by the Modification. Interest, when applicable, is to be paid monthly on the revolving credit facility. Interest and principal are paid monthly on the Future Advance Note beginning October 1, 2007. Interest is paid monthly beginning October 1, 2007 and principal is to be paid monthly beginning July 1, 2008 on the Term Note.

Long-term debt and notes payable at October 26, 2007 and January 31, 2007 consisted of the following:

	October 26, 2007	January 31, 2007
Future Advance Promissory Note	$ 3,901,000	$ -
Term Promissory Note	1,997,000	-
Mortgage Note Payable	-	2,433,000
Equipment Term Loan	-	131,000
	5,898,000	2,564,000
Less: Current maturities	(306,000)	(230,000)
Long-term debt and notes payable, less current maturities	$ 5,592,000	$ 2,334,000

Covenants

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00. These financial covenants were not affected by the Modification.

As of October 26, 2007, the Company was not in compliance with the “cash flow coverage ratio” covenant; however, Wachovia has provided a written waiver of the non-compliance to the Company.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000. These other restrictive covenants were also not affected by the Modification.

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

Note 8 – Accounting for Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS No. 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), which requires stock-based compensation to be measured at the fair value of the awards on the grant date. The Company elected a “modified prospective method” of transition as permitted by SFAS 123R. Under this transition method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption, and accordingly, periods prior to the adoption are not restated. For the three months ended October 26, 2007 and October 27, 2006, total equity-based compensation of approximately $9,000 and $10,000, respectively, related to stock options previously granted was included in operating expense. For the nine months ended October 26, 2007 and October 27, 2006, total equity-based compensation of approximately $26,000 and $28,000, respectively, related to stock options previously granted was included in operating expense.

Note 9 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Effective February 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued penalties and interest expense on underpayment of income taxes in our income tax provision. Upon adoption of FIN 48, the Company accrued a liability to offset the uncertainty of realization of certain deferred tax assets related to extraterritorial income tax exclusions, and recorded a charge against beginning retained earnings of $225,000, (including $31,000 and $21,000 of interest expense and penalties, respectively) representing the cumulative effect of the change in accounting principle.

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

	Three Months Ended		Nine Months Ended
	October 26, 2007	October 27, 2006	October 26, 2007	October 27, 2006
Weighted average shares outstanding – basic	3,574,286	3,565,373	3,571,826	3,626,413
Dilutive effect of stock options	-	7,995	-	11,617
Weighted average shares outstanding – diluted	3,574,286	3,573,368	3,571,826	3,638,030

Note 11 – Commitments, Contingencies and Subsequent Events

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed chlorinated solvent contamination of both shallow soils and groundwater. Further environmental assessments are now underway to identify the extent of contamination and any necessary remediation. Until the results of these environmental assessments are known, the remediation costs cannot be estimated and are not known at this time. As discussed in Note 7, the Company currently has outstanding debt that is collateralized by the Earlysville facility.

On September 20, 2007, the Company entered into a five year operating lease at a facility in Earlysville, Virginia, which will be the new offices for the Engineering, Marketing, and repairs/overhaul employees of Avionics who are remaining in Earlysville subsequent to the consolidation of the Earlysville operations into the Clearwater facility. The lease obligates the Company to minimum lease payments over the next five years as follows: $155,000 in fiscal year 2009, $161,000 in fiscal year 2010, $168,000 in fiscal year 2011, $174,000 in fiscal year 2012, and $181,000 in fiscal year 2013.

Effective November 19, 2007, David A. Baldini, Chairman, President and Chief Executive Officer, left the Company. The Board of Directors appointed P. Mark Perkins, Executive Vice President of the Company and a member of the Board of Directors, to succeed Mr. Baldini as Interim President and Chief Executive Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Revenues for the third quarter of fiscal year 2008 decreased approximately $490,000 when compared to the third quarter of fiscal year 2007. Core instrument and spare parts sales decreased approximately $748,000 when compared to the third quarter of fiscal year 2007. The decrease in core instrument sales was driven primarily by the constriction of production capacity during the cross-training required by the consolidation of the Virginia operations into the Florida facility (the “Virginia consolidation”), resulting in lower sales volume at the Virginia location and reduced altimeter and airspeed sales at the Florida location. Repair revenues decreased approximately $270,000 due to the consolidation of the Wichita, Kansas operation into the Florida facility in November 2006 (the “Wichita consolidation”). Revenue from the JSF development program increased by approximately $528,000 as the Company reduced the accrual for subcontract costs resulting from a change in scope in the program.

Revenues for the nine months ended October 26, 2007 decreased approximately $4,449,000 when compared to the nine months ended October 27, 2006. Core instrument sales decreased approximately $3,233,000 when compared to the nine months ended October 27, 2006. The decrease in core instrument sales was driven primarily by lower IMFP sales to Korea Aerospace Industries, Ltd, as well as reduced indicator, altimeter, and transmitter sales, due to a lower order rate production schedule. Repair revenues decreased approximately $1,200,000 due to the Wichita consolidation.

Gross profit for the third quarter of fiscal year 2008 decreased by approximately 43%, or approximately $1,120,000, to approximately $1,467,000 when compared to approximately $2,587,000 for the third quarter of fiscal year 2007. This decrease was due to reduced sales volume, the Company’s investment in training and other costs associated with the Virginia consolidation.

Gross profit for the nine months ended October 26, 2007 decreased by approximately 54%, or approximately $3,891,000, to approximately $3,337,000 when compared to approximately $7,228,000 for the nine months ended October 27, 2006. This decrease was due to reduced sales volume and consolidation costs during the applicable period, offset by reduced costs relating to the JSF development program resulting from a change in scope in the program.

Selling, general and administrative expenses for the third quarter of fiscal year 2008 increased approximately $215,000 when compared to the third quarter of fiscal year 2007. This increase resulted from legal costs associated with the acquisition of OP Tech, and costs related to the Virginia consolidation. The acquisition and consolidation costs were anticipated by the Company’s management.

Selling, general and administrative expenses for the nine months ended October 26, 2007 increased approximately $309,000 when compared to the nine months ended October 27, 2006. This increase was attributable to the legal and consolidation costs mentioned above, but was partially offset by reduced personnel costs from the closure of the Wichita, Kansas facility in November 2006.

Net interest expense increased approximately $53,000 for the third quarter of fiscal year 2008 when compared to the third quarter of fiscal year 2007. This increase was due to an increase in average outstanding debt obligations from approximately $2,400,000 during the prior third quarter to approximately $5,000,000 during the current third quarter, which resulted from a refinancing of the Company’s credit facility with Wachovia in August of this year.

Net interest expense increased approximately $57,000 for the nine months ended October 26, 2007 when compared to the nine months ended October 27, 2006. This increase was due to an increase in average outstanding debt obligations from approximately $2,400,000 during the prior nine month period to approximately $3,100,000 during the current nine month period, which resulted from the refinancing mentioned previously. This was offset by recognition of non-recurring interest income of approximately $24,000 in the first six months of fiscal year 2007 related to income taxes.

Income tax expense decreased approximately $514,000 for the third quarter of fiscal year 2008 when compared to the third quarter of fiscal year 2007. This decrease was due to the deferred tax asset generated by our net loss for the period.

Income tax expense decreased approximately $1,367,000 for the nine months ended October 26, 2007 when compared to nine months ended October 27, 2006. This decrease was due to the deferred tax asset generated by our net loss for the period.

Liquidity and Capital Resources

Cash used in operating activities was approximately $3,080,000 for the nine months ended October 26, 2007, a decrease in cash provided of approximately $3,812,000 when compared to cash provided of approximately $732,000 for the nine months ended October 27, 2006. This decrease in cash provided is primarily attributable to:

•	a decrease in net income of approximately $2,624,000;
•

a decrease of approximately $282,000 due to recognition of a gain on the sale of property of $315,000 during the current nine month period in comparison with recognition of a gain on the sale of property of $33,000 during the prior nine month period;

•	a decrease due to deferred tax assets of $1,153,000 that arose during fiscal year 2008;
•

a decrease of approximately $481,000 due to recognition of an income tax receivable during the current nine month period in comparison to an increase in income tax payable during the prior nine month period;

•

a net decrease of approximately $379,000 due to an increase in Billings in excess of costs less estimated losses (a liability) during the current nine month period in comparison with a decrease in Costs less estimated losses in excess of billings (an asset) during the prior nine month period;

•	a decrease of approximately $353,000 due to the increase in inventories required for the concurrent production of Virginia products in the Florida facility during the Virginia consolidation;

•	a decrease due to a reduction of accrued compensation and benefits of approximately $557,000 from the workforce reduction related to the Virginia consolidation; and
•

a decrease due to a reduction of accrued expenses and other liabilities of approximately $545,000 resulting primarily from a reduction of the JSF program liability due to the previously mentioned change in scope in the program combined with normal subcontractor payments related to the JSF program.

These increases in cash usage were partially offset by the following increases in cash provided:

•	an increase due to accounts receivable of approximately $1,551,000 resulting from decreases in sales volume, in comparison with slower collections during the prior nine month period; and
•	an increase due to accounts payable of approximately $1,030,000 as the Company increases the amount of outsourced parts and components.

Cash used in investing activities increased approximately $899,000 in the first nine months of fiscal year 2008 as compared to the same period in fiscal year 2007 due primarily to the payment of $1,000,000 in connection with the acquisition of OP Tech.

Cash provided by financing activities for the first nine months of fiscal year 2008 increased approximately $5,973,000 when compared to the nine months ended October 27, 2006. The Company refinanced its credit facilities with Wachovia yielding net proceeds during the current nine month period of approximately $3,334,000. This was coupled with a non-recurring cash outflow of approximately $2,467,000 during the nine months ended October 27, 2006 due to the Company’s repurchase of approximately 9.31% of its outstanding common stock during the prior nine month period.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “Results of Operations” and “Liquidity and Capital Resources”. Such differences could be material.

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

The Company experiences a certain degree of sales returns that varies over time. Generally such returns occur within no more than 90 days after shipment by the Company to its customers. In accordance with Statement of Financial Accounting Standards No. 4, Revenue Recognition When Right of Return Exists (“SFAS 48”), the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to the Company. Absent such circumstances, customers do not have a right to return products if the Company has met all contractual obligations. The Company has established a sales return reserve that approximates an expected level of sales returns over a 90-day period.

From time to time, the Company will jointly develop products with its customers for future applications. In such circumstances, the Company recognizes revenue on a percentage-of-completion basis, measured by the percentage of costs incurred to date to estimated total costs for the contract. In situations where the Company estimates a loss on a contract, the entire estimated loss is immediately recognized in the financial statements. This method is used because management considers expended costs to be the best available measure of progress on the contracts. The percentage-of-completion contract costs include direct labor, material, subcontracting costs, test facilities, and other indirect costs as allocated. Other operating costs are charged to expense as incurred. During fiscal year 2003, the Company secured one long-term fixed-price contract for the development of instrumentation for the JSF development program.

Occasionally the Company enters into research and development contracts with customers. The Company accounts for such contracts on the basis of the lesser of non-refundable cash versus percentage-of-completion.

Accounts Receivable Allowance for Doubtful Accounts and Credit Losses

The Company continuously evaluates its customers and provides specific reserves for anticipated credit losses as soon as collection becomes compromised. The Company does maintain a limited general reserve in anticipation that smaller accounts may become a collection issue, which occurs from time to time based on historical experience. However, most of the Company’s customers are financially sound and the Company’s history of bad debts is relatively low. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Provisions for Excess and Obsolete Inventory Losses and Residual Value Losses

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history.

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

Deferred Tax Asset Valuation Allowance

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of October 26, 2007 and January 31, 2007, management does not believe that any long-lived assets are impaired.

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

Other Accounts Affected by Management Estimates

Other accounts affected by management estimates not previously described include reserves for warranty, environmental reserves and other accruals.

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity, which generally is a minimal expense. This provision is based upon recent warranty experience.

The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable. In such cases, the Company typically engages the services of environmental experts to assist management with making these estimates.

Management also uses estimates in calculating the percentage of completion of the JSF development program. These estimates have a significant impact on “Costs less estimated losses in excess of billings” or “Billings in excess of costs less estimated losses”, as applicable, included in accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, except as follows:

On September 20, 2007, the Company entered into a five year operating lease at a facility in Earlysville, Virginia, which will be the new offices for the Engineering, Marketing, and repair/overhaul functions of Avionics who are remaining in Earlysville subsequent to the consolidation of the Earlysville operations into the Clearwater facility. The lease obligates the Company to minimum lease payments over the next five years as follows: $155,000 in fiscal year 2009, $161,000 in fiscal year 2010, $168,000 in fiscal year 2011, $174,000 in fiscal year 2012, and $181,000 in fiscal year 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk exposure for the Company is interest rate risk. The Company’s existing debt facilities require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points. Consequently, the Company has an exposure to fluctuations in the underlying interest rate for its debt facilities. As an example, the prevailing rate for one-month LIBOR at October 26, 2007 was approximately 5.12%. Therefore, the Company’s borrowing cost under its existing debt facilities as of October 26, 2007 was 8.12%. For each $1,000,000 of borrowing at the October 26, 2007 one-month LIBOR interest rate, the Company’s annual interest cost would be approximately $81,000. Significant fluctuations in the underlying LIBOR interest rate index could have a material impact on the Company’s financial statements. Presently, the Company does not utilize any financial instruments to manage this interest rate risk.

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

As of October 26, 2007, the Company’s Interim Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and concluded that such disclosure controls and procedures were effective as of such date.

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

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 have not materially changed, except as follows:

Risk associated with the acquisition of OP Tech

There is a risk that the Company will not receive federal certification for OP Tech’s products, in which case the goodwill recognized in connection with the OP Tech acquisition could become impaired.

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

Date: December 10, 2007

AEROSONIC CORPORATION

/s/ P. Mark Perkins

P. Mark Perkins

Interim President and Chief Executive Officer

Date: December 10, 2007

AEROSONIC CORPORATION

/s/ Charles L. Pope

Charles L. Pope

Chief Financial Officer