Form 10-K
period 2008-01-31
AEROSONIC CORP /DE/
filed 2008-05-16
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2008

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21,709,000 as of July 31, 2007 based upon the closing price of the Common Stock on the American Stock Exchange (“AMEX”) on that date, and approximately $13,073,000 as of April 18, 2008, based upon the closing price of the Common Stock on the AMEX on that more recent date.

As of May 9, 2008, the issuer had 3,580,901 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:

The information required to be furnished pursuant to part of Item 10, Item 11, part of Item 12, and Items 13 and 14 of Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement (“Proxy Statement”) for the Annual Meeting of Stockholders to be held on or about July 24, 2008, to be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the fiscal year ended January 31, 2008.

PART I

ITEM 1.	BUSINESS.

Forward-Looking Statements

Unless stated to the contrary, or unless the context otherwise requires, references to “Aerosonic,” “the Company,” “we,” “our” or “us” in this Annual Report on Form 10-K includes Aerosonic Corporation and its subsidiaries.

Certain statements made in this Annual Report on Form 10-K that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors set forth in Item 1A. Risk Factors, as well as other factors, could cause our actual results to differ materially from those reflected or predicted in forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if the underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report on Form 10-K that would cause actual results to differ from those referred to in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation for updating, and do not intend to update, these forward-looking statements.

We have a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2008 mean the fiscal year ended January 31, 2008.

General

We are a Delaware corporation formerly known as Instrument Technology Corporation (“ITC”). ITC, which was incorporated in 1968, was the surviving corporation of a merger, in 1970, with Aerosonic Corp., a Florida corporation. Aerosonic Corp., which was incorporated in 1957, ceased to exist as a separate corporation as a result of the merger. Following the merger, ITC changed its name to Aerosonic Corporation. In January 1993, we acquired Avionics Specialties, Inc. (“Avionics”), a Virginia corporation located in Earlysville, Virginia, from Teledyne Industries, Inc. (“Teledyne”). Prior to the acquisition, Avionics had been a division of Teledyne. In fiscal year 2008, we commenced the consolidation of the Avionics operations with our Clearwater, Florida location. Avionics still remains a wholly-owned subsidiary of the Company.

Until October 31, 2006, we maintained an operating division in Wichita, Kansas. This division was the source inspection location for our Wichita customers and was the primary location for our repair business. During the fourth quarter of fiscal year 2007, all of the activity at the Wichita location was consolidated with our Clearwater, Florida location.

On August 21, 2007, we purchased 100% of the outstanding stock of OP Technologies, Inc. (“OP Tech”), an Oregon based developer and manufacturer of cockpit glass display solutions. The acquisition of OP Tech is consistent with our strategy of revenue growth into related industry markets. These operations have been integrated into our Clearwater, Florida location. OP Tech remains a wholly-owned subsidiary of Aerosonic. The accompanying consolidated financial statements include the accounts of Aerosonic and our wholly-owned subsidiaries, Avionics and OP Tech.

In fiscal year 2008, we commenced the consolidation of our Avionics Earlysville, Virginia manufacturing operation into our Clearwater, Florida facility. The majority of this consolidation was completed in fiscal year 2008. This consolidation is a continuation of our actions to be more responsive to customers’ demands while increasing efficiencies. Certain Engineering and Marketing functions remain in the Earlysville area and are relocating to a new facility more appropriately sized for our planned streamlined structure. We are in the process of selling the Earlysville facility. We will continue manufacturing Avionics’ products at our Clearwater, Florida facility.

We are principally engaged in one business segment, which is the manufacture and sale of aircraft instruments. We design and manufacture both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Additionally, we design and manufacture angle of attack stall warning systems; integrated multifunction probes, which are integrated air data sensors; and other aircraft sensors and monitoring systems.

Industry

Military original equipment manufacturers (“OEM”), such as BAE Systems LTD, Bell Helicopter Textron Inc., Korea Aerospace Industries, Lockheed Martin Corporation, Sikorsky Aircraft Corporation, The Boeing Company (“Boeing”) and others, have increased their reliance on their subcontractors to carry a greater share of the aircraft responsibility, including system requirements, hardware and software design, and physical and electrical interfaces. This increased responsibility has allowed us to develop a greater technical capability for serving our customer base. This increased technical capability has also positioned us to push further into the commercial aircraft market with new technologies. We continue to work with our customers to identify new product and product application opportunities.

We are an aerospace industry leader in the manufacturing of mechanical instruments. These products are used for both primary flight data as well as standby redundant instruments in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality mechanical instruments in both the military and commercial aircraft marketplace.

Building on our expertise with mechanical instrumentation, we have successfully developed and marketed digital instrumentation for both primary flight data systems as well as standby redundant systems to complement our mechanical line of business. Completion of development, testing and certification of these instruments occurred in September 2005. These new digital products are standard equipment on the new Mustang aircraft manufactured by the Cessna Aircraft Company (“Cessna”) and are currently being marketed to a number of other aircraft manufacturers. The availability of these products allows us to facilitate our customers’ transition from mechanical systems to electronic systems. In addition, we have also made considerable progress in developing electronic air data collection instrumentation for military and commercial aircraft.

Our current market niches have been and will continue to be the design, development and supply of electronic and mechanical primary flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall warning systems and air data measurement systems. All of these products are critical to aircraft operation, performance and safety.

Strategy

Our goal is to continue to develop new products and reposition existing products for profitable growth and maintain dominance within our niche markets, focusing on the development of profitable long-term relationships with major OEMs in the aerospace industry. New aircraft cockpits increasingly are being developed through strategic alliances with market leaders. Due to existing OEM relationships, we are well-positioned to take advantage of strategic alliances. An increase in sales volume will depend upon new product introduction and further penetration of existing markets. We are largely vertically integrated in our manufacturing and distribution activities.

Products and Distribution

Our products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States military services. For the fiscal years ended January 31, 2008, 2007 and 2006, approximately 67%, 70% and 52%, respectively, of our sales were to the private sector. During these same three years, 33%, 30% and 48%, respectively, of our sales were to United States military services directly or indirectly.

During fiscal year 2008, our largest commercial customer, Boeing, represented 12% of total revenues. A substantial amount of the business related to this customer is related to contracts it has with the U.S. Government. The loss of this customer would have a material adverse effect on our results of operations.

In addition, we sell our products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 18%, 24% and 22% for the fiscal years ended January 31, 2008, 2007 and 2006, respectively.

Most of our instrument sales are made directly through our sales personnel to OEMs or to the United States military, with our remaining sales being made through distributors and commissioned sales representatives who resell to aircraft operators.

We produce a full line of mechanical and electro-mechanical cockpit instruments. These instruments require no backup power, as they transfer valuable flight data to the pilot using only air pressure from aircraft probes as a power source.

We produce a leading-edge line of angle of attack (“AOA”) stall warning products, including a “self-test” AOA sensor. We also produce integrated multifunction probes (“IMFPs”). This product combines existing technologies, including the angle of attack/air data sensing probe and pressure sensing electronics. This integrated approach to providing aircraft air data reduces a customer’s system complexity with respect to aircraft troubleshooting and logistics support, increases reliability, and decreases system costs.

We also produce digital cockpit instruments. These TSO certified indicators combine the accuracy, robustness and the long-term reliability of digital electronic equipment with a “pilot familiar” analog pointer display.

The acquisition of Op Technologies has added Integrated Flight Display systems to our product offering. These systems provide us with the opportunity to play an increased role in the cockpit of new and updated aircraft. These display systems transfer critical flight data through highly accurate sensors to a flat panel display that reduces pilot workload and enhances situational awareness.

Customers

We primarily market our products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. We also market our products to private aircraft owners through our network of authorized distributors.

Contracts

Our contracts are normally for production or development. Our production contracts are typically fixed-price over a two to five year period, and the aerospace industry trend for such contracts is moving away from five year contracts and toward contracts of shorter duration. We also secure purchase orders from customers for product sales in the normal course of our business that are binding contracts upon acceptance of the terms and conditions of the orders by us.

Fixed-price contracts provide for a firm fixed price on a variety of products and quantities of those products. These contracts allow us to negotiate better overall prices that fit into customers’ production programs. These long-term commitments also allow us to capitalize on quantity based price reduction for raw materials.

Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, but bear the risk of cost overruns.

Historically, development contracts have provided resources for technology advancement necessary for development of various products. In our fiscal year ended January 31, 2003, we were notified that a variation of the IMFP had been selected for use on the Joint Strike Fighter. Development of this system was completed in fiscal year 2008.

In accordance with normal practice, most of our contracts with the U.S. Government and its agencies and departments are subject to partial or complete termination at any time at the U.S. Government’s convenience. Our government contracts generally contain provisions providing that in the event of a termination for convenience by the government, we shall have the right to recover allowable costs incurred to the date of termination as well as a proportionate share of the profit on the work completed, consistent with U.S. Government contract regulations and procedures.

We believe that it is important to understand the nature of contracting with the U.S. Government and the possible effect of the U.S. Government’s budgeting process on operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and its defense budgets that create fluctuations in our backlog and contracts with the U.S. Government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the number as well as size of major contracts we have for our products. We believe that it is important for all investors to adequately understand the U.S. Government’s budget process and its potential impact on our results of operations and production backlog.

Sales and Marketing

We have generally focused sales efforts on government and military entities, OEMs and distributors. We have increased sales efforts with respect to retrofit, modifications and repair programs.

Due to the integration of components manufactured by us with flight management systems, our sales force is generally involved at a very early stage with the aircraft manufacturers’ engineers to integrate the components into the aircraft design. Many of our component instruments are integrated into the aircraft in order to help maintain the safe operation of the airplane.

At January 31, 2008, our backlog of firm orders was approximately $24,917,000, an increase of approximately $697,000 when compared to backlog as of January 31, 2007. The amount of backlog that is deliverable within twelve months was approximately $17,568,000 at January 31, 2008, an increase of approximately $407,000 when compared to January 31, 2007. The foregoing backlog amounts represent firm orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation.

Government Regulation

The manufacture and installation of our products in aircraft owned and operated in the U.S. are governed by U.S. Federal Aviation Administration (“FAA”) regulations. The regulations that have the most significant impact on us are the TSO and Type Certificate or Supplemental Type Certificate (“STC”) certifications. TSO outlines the minimum standards that a certain type of equipment has to satisfy to be TSO certified. Many OEMs and retrofitters prefer TSO-certified aviation equipment because it acts as an aerospace industry-wide stamp of approval. We also sell our products to European and other non-U.S. OEMs, which typically require approval from the Joint Aviation Authorities (“JAA”).

We have received TSO approval on over 400 different instruments, as well as 70 STCs. Most new instruments qualify for approval based on similarity. This provides a significant advantage to us and our customers by reducing the time required obtaining TSO approval on new instruments. We also have many instruments with JAA approval.

Quality Assurance

Product quality is critical in the aerospace industry. We strive to maintain the highest standards within our operations.

We are ISO 9001/AS9100 certified. ISO 9001/AS9100 standards are an international consensus on effective management practices for ensuring that we can consistently deliver our products and related services in a manner that meets or exceeds customer quality requirements. ISO 9001/AS9100 standards outline the minimum requirements a quality system must meet to achieve this certification.

As an ISO 9001/AS9100-certified manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of employees and the design and manufacture of our products. In addition, our products undergo extensive quality control testing prior to being delivered to customers. As part of our quality assurance procedures, we maintain detailed records of test results and quality control processes.

Patents and Licenses

We have patents on certain commercial and military products such as air data probes. We also have certain registered trademarks. This intellectual property portfolio, in the aggregate, is valuable to our operations, however we do not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

We expended approximately $943,000, $458,000 and $688,000 in research and development costs for potential new products and enhancements during the fiscal years ended January 31, 2008, 2007 and 2006, respectively. The increase in expenditures in fiscal year 2008 are due to the increased development efforts of digital products which are part of our strategic plan. Approximately 25 engineers employed by us on a full-time or part-time basis are involved in these activities.

We continued our various development efforts during fiscal year 2008 for both military and commercial applications. In addition, the trend toward digital instrumentation includes a more networked approach to aircraft flight management systems thus requiring communication with other aircraft systems. This increase in communication requirements, coupled with the computerized nature of the products themselves, has led to requirements for more sophisticated diagnostic and test equipment. We are investigating new ways to meet these new needs. Further, we plan to continue our design efforts to satisfy our existing contractual obligations as well as our internal development of products for future customer applications.

Competition

The markets for our products are highly competitive and characterized by several aerospace industry niches in which a number of manufacturers specialize. We, in our market niche, manufacture a broader variety of aircraft instruments than our competitors who, in most instances, compete with us on no more than a few types of aircraft instruments. In addition to the mechanical instruments that were the traditional foundation of our business, we offer electronic instruments and components that are integrated into the flight management system of aircraft. This product offering allows us to compete on many levels within the aerospace industry.

We believe that the principal competitive factors are price, development cycle time, responsiveness to customer preferences, product quality, delivery reliability, technology, product reliability and product variety. We believe that our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

Manufacturing, Assembly and Material Acquisition

Our manufacturing processes, except for certain electronic components, include the manufacture of all principal components and subassemblies for the instruments, the assembly of those components, and the testing of products at various stages in the manufacture and assembly process.

We manufacture, or have the capability to manufacture, principally all components, except for certain electronic components, and subassemblies for our instruments. Raw materials, such as glass lenses, raw metals and castings, generally are available from a number of sources and in sufficient quantities to meet current requirements, subject to normal lead times. We believe that retaining the ability to completely manufacture the instruments allows us the flexibility to respond to customers quickly and control the quality of our products.

When appropriate, less critical component parts are purchased under short and long-term supply agreements. These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows us to focus our attention on more critical component parts to maintain a level of quality control required to meet the exacting tolerances demanded within the aerospace industry and by our customers.

Employees

As of January 31, 2008, we employed 216 employees. Our future success depends on the ability to attract, train and retain quality personnel. Our employees are not represented by labor unions and we consider our relations with our employees to be good.

Executive Officers of the Company

Set forth below is information regarding our executive officers.

Douglas Hillman, age 52, joined the Company in April, 2008 as our President and Chief Executive Officer. Mr. Hillman has held various executive and management positions within the Aerospace industry for over 20 years. He joined Aerosonic from Kearfott Guidance & Navigation Corporation, where he served as Vice President/General Manager since 2005. His prior experience includes Chief Operating Officer of Bird Technologies Group and numerous management positions of increasing responsibility at Moog Inc. Mr. Hillman received MBA and Engineering degrees from the State University of New York at Buffalo. He currently serves on the Dean’s Council for the University’s School of Engineering.

P. Mark Perkins, age 51, joined Aerosonic as Executive Vice President of Sales and Marketing in 1998 and has been a director since 1997. Mr. Perkins has over 18 years of experience in various segments of the aviation industry, most recently serving as Vice President of Marketing at Gulf Aerospace, Inc.

Carmelo Russo, age 61, has served as the Company’s Executive Vice President of Operations since 2004 and Executive Vice President of Production since 1997. Mr. Russo joined the Company in 1988 and served as a member of the Board of Directors from 1999 until 2001. Mr. Russo has over 20 years of experience in the aviation industry.

Charles Pope, age 55, joined the Company on September 24, 2007. From February 2005 through April 2006, Mr. Pope served as Chief Financial Officer for Reptron Manufacturing, a manufacture of electronic services and engineering services. From April 2002 until February 2005, Mr. Pope served as Chief Financial Officer for SRI/Surgical, a provider to hospitals of reusable and disposable products used in surgical procedures. From February 2001 through March 2002, Mr. Pope served as Chief Financial Officer for UTEK Corporation, a business development company that acquires and funds the development of new university technologies. From 1979 through 1999, Mr. Pope was with PricewaterhouseCoopers LLP and left as a partner. Mr. Pope holds a B.S. in economics and accounting from Auburn University, and he is a Certified Public Accountant in Florida.

Available Information

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: http://www.aerosonic.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.aerosonic.com. We will also provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects, or an investment in our common stock. In particular, our results of operations, revenue, liquidity and capital resources may be materially and unfavorably affected by a number of risk factors, trends and uncertainties. Set forth below are some of the risk factors, trends and uncertainties which we believe could have a material and unfavorable impact on our results of operations, revenue, liquidity, capital resources and any investment in our stock. Additional risk factors, trends and uncertainties may be discussed elsewhere within this document. The following list is not exhaustive, and other factors which are not presently apparent to us also may have a material and unfavorable impact on our business or financial results.

Our business is dependent on the aerospace industry

Our principal business is in the aerospace industry. This industry is primarily affected by the general state of the economy in the commercial sector and defense budgets of the U.S. and foreign governments in the military sector. Our focus in the commercial sector is in the business jet market. In the military sector, the levels of defense spending as well as the status of international conflicts have a direct impact on our business. The outbreak or escalation of terrorist attacks or international hostilities could cause deterioration in the commercial and business aircraft market.

A portion of our business is dependent on U.S. Government contracts

Our dependence on revenue from U.S. Government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that funding for these contracts may be delayed or diverted to other uses.

We perform work under a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government. Sales under these contracts as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 33%, 30% and 48% of our total revenue for fiscal years 2008, 2007 and 2006, respectively.

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

While the overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s, U.S. defense spending has increased in recent years. Increased defense spending does not necessarily correlate to increased business for us, because not all the programs in which we participates or have current capabilities may be earmarked for increased funding.

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

We, like other U.S. Government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to uncover issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should a business unit or division of the Company involved in a government contract be charged with violation of law, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably the Company as a whole, could be temporarily suspended or, in the event of a violation, could be debarred for up to three years from receiving new U.S. Government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. If we were to be debarred from U.S. Government contracts, it would have a material adverse effect on our results of operations, revenue, liquidity, and capital resources.

As part of the aerospace industry our business in heavily regulated and the cost of non-compliance with applicable regulations could be significant

The aerospace industry is heavily regulated and failure to comply with applicable laws or regulations could reduce our sales, or require us to incur additional costs to achieve compliance, which could have a material adverse effect on our results of operations.

The FAA prescribes standards and licensing requirements for aircraft components, including virtually all of our products. Comparable agencies, such as the U.K. Civil Aviation Authority, the Japanese Civil Aviation Board and South Korea’s Civil Aviation Safety Authority regulate these matters in other countries.

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

We have to compete against larger well-established companies that are well capitalized

We compete with numerous well-established companies. Some of these companies have significantly greater financial, technological and marketing resources than us. Our ability to be an effective competitor depends in large part on our success in causing our products to be selected for installation in new aircraft, including next generation aircraft, and in avoiding product obsolescence.

We are engaged in a highly competitive marketplace, which demands that producers continue to develop new products. Our business will be adversely affected if we are not able to continue to develop new and competitive products

Our customers continually seek improvements in the products that we manufacture and market. As a result, in order to meet our customers’ needs, we must continue to develop new products and innovations and enhancements to existing products. Many of our competitors have significantly more capital than we have and as a result have the ability to devote more resources to research and development and to marketing of their products. In order to remain competitive, we must continue to devote a material portion of our financial resources to research and development and there is no assurance that we will be successful in our product improvement efforts in our competitive marketplace.

We face continuous pricing pressure from our customers and our competitors. This will affect our margins and therefore our profitability and cash flow unless we can manage efficiently our manufacturing costs and market our products based on superior quality

Our customers often award contracts based on product pricing, and we believe we have not received some awards due to pricing discounts given by our competitors. Many of our competitors have significantly greater financial resources than we have, and as a result may be able to withstand the adverse effect of discounted pricing and reduced margins in order to build market share. While one of our strategies is also to discount to retain and increase market share, and to seek to manage our manufacturing efficiently to sustain acceptable margins, we may not be able to maintain appropriate prices or to manage product manufacturing costs sufficiently to sustain acceptable margins. Similarly, we seek to compete based on product quality rather than price, but we may not be successful in these efforts with enough contract awards to offset the need to reduce prices for other products. This could adversely affect our profitability, our liquidity and our market share.

Increases in the prices paid for raw materials or labor costs may adversely affect profit margins

If we experience significant increases in the prices paid for raw materials or labor costs, we may not be able to pass through to our customers such increases in those costs. Even if we are able to pass through all or a portion of such cost increases to our customers, profit margins on such products may be reduced. Fixed price contracts are especially susceptible to such profit margin reductions.

Our products are used in activities that are inherently risky. Accordingly, we may face product liability and exposure to other claims for which we may not be able to obtain adequate insurance

The products that we manufacture are typically used in applications and activities that involve high levels of risk of personal injury. Failure to use these products for their intended purposes, failure to use these products properly, malfunction of these products and, in some circumstances, even correct use of these products could result in serious bodily injury or death. We cannot guarantee that our insurance coverage would be sufficient to cover the payment of any potential claim arising out of the use of our products. Any substantial uninsured loss thus would have to be paid out of our assets as applicable and may have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we cannot guarantee that our current insurance or any other insurance coverage will continue to be available or, if available, that it will be obtainable at a reasonable cost. Any material uninsured loss could have a material adverse effect on our business, financial condition, results of operations and liquidity. If we are unable to obtain product liability coverage, then we may be prohibited from bidding for orders from certain government customers because many governmental agencies currently require such insurance coverage. Any inability to bid for government contracts as a result of insufficient insurance coverage would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our industry has rapid technological changes and products that are subject to obsolescence as a result thereof

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

We may not realize the anticipated benefits of the acquisition of OP Tech

As part of our strategy of revenue growth into related industry markets, we acquired OP Tech in fiscal year 2008. Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capacities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful. There is a risk that we will not receive federal certification for OP Tech’s products or that the products may become obsolete in the market place, in which case the intangible assets recognized in connection with the OP Tech acquisition could become impaired.

We face unforeseen liabilities arising from possible acquisitions and dispositions of businesses

We have engaged in acquisitions of businesses in the past, and expect to continue to do so in the future. There could be unforeseen liabilities that arise in connection with the businesses that we may acquire in the future. In addition, there may be liabilities that we fail, or we are unable, to discover in the course of performing due diligence investigations on each business that we have acquired or may acquire.

We are dependent on the ability to maintain reasonable levels of working capital along with capital needs for expansion

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

We rely significantly on our ability to fill orders on a timely basis and collect accounts receivable for liquidity needs

Our liquidity depends on cash generated from operations. We have been challenged during fiscal year 2008 to efficiently process orders, ship finished goods, and collect receivables in order to maintain liquidity. Should we continue to experience operational inefficiencies in any of these areas it will have an adverse affect on our financial condition, operating results and cash flows and our ability to access credit markets and to obtain reasonable trade terms from our vendors.

We are currently experiencing a liquidity challenge

In addition to debt service on our credit facilities, we have significant cash obligations we must meet in the near future. Specifically, we are delinquent on numerous payments to vendors that provide critical services and inventory to us. Should we not be able to implement and execute a business plan to meet our cash obligations, improve our cash flows from operations and continue to obtain reasonable vendor terms, our financial condition and operating results will continue to suffer.

We incurred a significant net loss in fiscal year 2008

We will need to significantly increase revenues and profit margins to become and stay profitable. If our revenues and profit margins do not increase in our business, our financial condition and results of operations could be materially and adversely affected.

The terms of our credit facilities include various covenants, and failure to meet these covenants could affect our ability to borrow, which could adversely affect our access to liquidity

In the event of default under the terms of our credit facilities, we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, Wachovia Bank, N.A. (“Wachovia”) or to negotiate additional or alternative financing arrangements with one or more other financial institutions. During fiscal year 2008 we have, in fact, had to obtain such waivers on occasion from Wachovia. If such actions continue to be necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements.

We face risks associated with handling and use of hazardous substances and related environmental matters

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

We face risks associated with international sales

During fiscal years 2008, 2007 and 2006, international sales accounted for approximately 18%, 24% and 22%, respectively, of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

If we are unable to successfully attracted and retain executive leadership and other key personnel, our ability to successfully develop and market our products and operate our business may be harmed

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled technical personnel is highly competitive. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations. Subsequent to January 31, 2008, we hired a new Chief Executive Officer. Much of our future success is dependent on his leadership.

Terrorism and world conflict could adversely affect our ability to market our product

United States and global responses to the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats and other global crises increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats and other global crises and responses thereto, may adversely affect us.

While some of our products that are sold to the U.S. Government may experience greater demand as a result of increased defense spending, various responses could realign U.S. Government programs and affect the composition, funding or timing of our government programs. U.S. Government spending could shift to defense programs in which we do participate.

We have contracts with governments of certain states located in the Middle East. The instability in that region, as well as U.S., local or global responses to potentially controversial policies or actions adopted or taken by such governments, may negatively impact those contracts.

We have contracts with the government of South Korea. Recent actions and perceived provocations by the government of North Korea have resulted in increased concern regarding the stability of the Korean armistice. Additionally, reports indicate that North Korea may be moving to produce and test nuclear weapons or otherwise provoke the U.S. and international community. Resulting instability on the Korean peninsula, and any U.S., local or global responses to perceived provocations by the government of North Korea, could impact our contracts with South Korea. While an escalation of hostilities on the Korean peninsula might lead to increased military spending by South Korea, there is no certainty that our contracts with South Korea would benefit. Additionally, it is possible that any instability in that region could have a negative impact on our contracts.

Our stock price is volatile because it is affected by numerous factors outside of our control

The market price and trading volume of our common stock is subject to significant volatility and this trend may continue. The general economic, political, and stock market conditions that may affect the market prices of our common stock are outside our control. The value of our common stock may decline regardless of our operating performance or prospects. Factors affecting market price include, but are not limited to: (i) variations in our operating results and whether we have achieved our key business targets; (ii) the limited number of shares of our common stock available for purchase or sale in the public markets; (iii) sales or purchases of large blocks of stock; (iv) changes in, or failure to meet, earnings estimates; (v) changes in securities analysts’ buy/sell recommendations; (vi) differences between reported results and those expected by investors and securities analysts; and (vii) announcements of new contracts by us or by our competitors. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities.

Other factors and general market conditions that could affect our stock price are:

•	Our quarterly operating results and variations therein;

•	Changes in earnings estimates by securities analysts;

•	Changes in our business;

•	Changes in the market’s perception of our business;

•	Changes in the businesses, earnings estimates or market perceptions of our competitors or customers;

•	Changes in the outlook for the aerospace industry;

•	Changes in general market or economic conditions unrelated to our performance;

•	Changes in the legislative or regulatory environment;

•	Changes in U.S. defense spending or appropriations;

•	Increased military or homeland defense activities;

•	An outbreak or escalation of national or international hostilities;

•	Terrorist attacks;

•	Sales of significant blocks of our common stock; and

•	Our ability to successfully maintain our line of credit.

Additionally, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the aerospace industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price. When a stock’s price continues to fluctuate significantly over a sustained period, the risk of loss, including a total loss, is increased.

We do not plan to pay cash dividends on our common stock in the foreseeable future

We intend to retain our earnings to finance the development and expansion of our business. Additionally, covenants in our long-term debt agreements impose significant restrictions on our ability to pay dividends. This lack of dividend could aversely affect the market for our common stock.

Our common stock may become subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock

Our common stock may become a “penny stock” pursuant to Rule 3a51-1 of the Exchange Act. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are defined as equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks associated with the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market of a stock that becomes subject to the penny stock rules.

We have risks related to the inherent limitations of internal control systems

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and prudent industry practice. However, we cannot guarantee that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs.

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

The Company has a material weakness in its internal accounting controls

In the 2008 Annual Report on Form 10-K, the Company noted that it had identified a material weakness in its internal accounting controls because of insufficient staffing in its accounting department. The Company took remedial action to correct this weakness, but, as of the date of the 2008 audit, the Company’s Chief Executive Officer and Chief Financial Officer determined that the material weakness had not been remediated and therefore has continued. The reason for this decision is that during the Company’s annual audit, a material weakness arose due to numerous adjustments to the Company’s financial statements that were not detected by the Company’s accounting staff. See Item 9A. By definition, a material weakness means that there is a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Additionally, the existence of a material weakness precludes management from concluding that internal control over financial reporting is effective.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The following table sets forth the locations and general characteristics of our principal properties both of which are owned by us:

Location	Approximate Number of Square Feet of Plant and Office Area
Plant and office facilities, 1212 North Hercules Avenue, Clearwater, Florida	90,000
Plant facility held for sale, 3369 Earlysville Road, Earlysville, Virginia	53,000

The Clearwater, Florida property is fully occupied by us and suitable for our present level of production.

The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by an environmental compliance specialist. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

On September 20, 2007, we entered into a five year operating lease at a facility in Charlottesville, Virginia. The property consists of approximately 9,000 square feet of office space and is the new office for the Engineering, Marketing and repairs/overhaul employees of Avionics who remained in Virginia subsequent to the consolidation of the Earlysville operations into the Clearwater facility.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

Market for Common Stock and Dividends

Our common stock is listed on the AMEX under the symbol “AIM.” The range of high and low sales prices as reported by the AMEX for each of the quarters of the fiscal years ended January 31, 2008 and January 31, 2007 is as follows:

2008	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fourth quarter	$6.00	$4.30
Third quarter	$8.00	$5.64
Second quarter	$7.97	$6.75
First quarter	$8.20	$6.90

2007	HIGH	LOW
Fourth quarter	$8.45	$5.45
Third quarter	$7.81	$5.60
Second quarter	$10.79	$7.15
First quarter	$11.30	$6.71

As of April 18, 2008, our outstanding shares of common stock were owned by approximately 1,300 stockholders of record.

During those same periods, no cash dividends were paid. We do not anticipate or intend on paying a dividend in the foreseeable future. Rather, we intend to retain our earnings to finance the development and expansion of our business. Additionally, covenants in our long-term debt documents impose significant restrictions on our ability to pay dividends. Any future payment of any dividends on our common stock and the amount thereof will depend on our earnings, financial requirements, compliance with the above described covenants, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

As of January 31, 2008, we have no equity compensation plans that were not approved by security holders. Under our one equity compensation plan approved by security holders, the number of securities issued or to be issued upon the exercise of outstanding options and rights were 63,053 with an average exercise price of $7.05. There were 336,947 shares remaining available for future issuance under this equity compensation plan at January 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table represents selected financial data for the most recent five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2006, 2005 and 2004 and for the years ended January 31, 2005 and 2004 have been derived from audited financial information not separately presented herein.

	As of and for the Years Ended January 31,
	2008	2007	2006	2005	2004
Revenue	$25,410,000	$31,253,000	$34,763,000	$30,721,000	$31,113,000
Cost of sales	21,301,000	22,433,000	24,571,000	22,654,000	22,494,000

Gross margin	4,109,000	8,820,000	10,192,000	8,067,000	8,619,000
Selling, general and administrative expenses	9,490,000	7,878,000	7,884,000	7,996,000	8,421,000
Gain (loss) on sale of property, plant and equipment	315,000	32,000	(15,000)	8,000	(29,000)

Operating income (loss)	(5,066,000)	974,000	2,293,000	79,000	169,000
Other (income) expense	256,000	165,000	84,000	(368,000)	92,000

Income (loss) before income taxes	(5,322,000)	809,000	2,209,000	447,000	77,000
Income tax (benefit) expense	(1,941,000)	244,000	(341,000)	(1,094,000)	(465,000)

Net income (loss)	$(3,381,000)	$565,000	$2,550,000	$1,541,000	$542,000

Basic and diluted earnings (loss) per share	$(0.95)	$0.16	$0.65	$0.39	$0.14

Total assets	$21,380,000	$17,735,000	$20,212,000	$18,463,000	$18,391,000

Long-term debt (1)	$7,328,000	$2,564,000	$2,840,000	$3,037,000	$2,416,000

(1)	Long-term debt is defined as all outstanding long-term debt, notes payable, revolving credit facility and capital leases, including current maturities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided to assist in understanding our business, financial condition, changes in financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report. Our MD&A is organized as follows:

Overview. This section contains trend analysis, a summary of the challenges we encountered this fiscal year and steps we are taking to address these challenges. This section may contain forward-looking statements. These statements are based on our current expectations and actual results may materially differ from such expectations. Among the factors that could cause actual results to vary are those described in this “Overview” section and in “ITEM 1A. RISK FACTORS.”

Results of Operations. This section provides an analysis of results of operations for the three fiscal years presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of January 31, 2008, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

Critical Accounting Policies. This section discusses the accounting policies (i) that require us to make estimates that are highly uncertain at the time the estimate is made, (ii) for which a different estimate which could have been made would have a material impact on our consolidated financial statements, (iii) that are the most important and pervasive policies utilized, and (iv) that are the most sensitive to material change from external factors. Our critical accounting policies, along with our significant accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

OVERVIEW

The trend in the aerospace industry is toward digital cockpits as the aerospace industry moves away from mechanical cockpit instrumentation that was our foundation. In fiscal year 2008 we made progress in acquiring the technology to provide us with the ability to manufacture digital instrumentation that is integrated into cockpit flight management systems through our acquisition of OP Tech. We have maintained our commitment to research and development to facilitate this upgrade in our product line as we anticipate further movement toward digital cockpits in the aerospace industry. We plan to position ourselves in a market niche where we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

We also have significant business tied to military programs. As a consequence, our business can fluctuate depending on government spending on military programs for which we supply our products. While we have been successful in obtaining contracts to supply military needs in recent years, changes in government spending could have a favorable or unfavorable impact on our future military business.

Likewise, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry.

Our fiscal year 2008 results of operations, working capital and liquidity were all negatively impacted by a number of factors including the following:

•	delays and inefficiencies in product production and shipment;

•	costs incurred in conjunction with the closing of our Earlysville, Virginia facility;

•	competition from larger companies with greater access to capital; and

•	increased selling, general and administrative expenses primarily related to our Earlysville, Virginia consolidation and the purchase of OP Tech.

We have commenced and will continue to take steps to address the challenges we encountered in fiscal year 2008, among these steps are the following:

•	we employed a new Chief Executive Officer subsequent to January 31, 2008;

•	we reviewed and eliminated many of our costs included in selling, general and administrative expenses;

•	through active marketing efforts, we are attempting to sell our Earlysville, Virginia plant facility; and

•	we are working to improve our production throughput and operating efficiency.

RESULTS OF OPERATIONS

Fiscal year 2008 compared to fiscal year 2007

Revenue for fiscal year 2008 decreased $5,843,000, or 19%, when compared to fiscal year 2007. The decrease in sales was driven primarily by operating inefficiencies in conjunction with the relocation, consolidation and integration of previously decentralized operations in Earlysville, Virginia, making it difficult to fill existing sales orders on a timely basis. As of January 31, 2008 we had a potentially deliverable backlog of $6,177,000. This backlog could have been recorded as fiscal year 2008 revenue had we not incurred these operating inefficiencies.

Cost of sales for fiscal year 2008 decreased by 5%, or $1,132,000, to $21,301,000 when compared to $22,433,000 for fiscal year 2007. This decrease was due to reduced sales volume.

Gross margin decreased from 28% for fiscal year 2007 to 16% for fiscal year ended 2008.

The decline in gross margin as a percentage of revenue is due to the following:

•	an increase in material/labor costs, much of which relates to productivity and production challenges we experienced in fiscal year 2008;

•	short term operating inefficiencies in conjunction with the relocation, consolidation and integration of previously decentralized operations;

•	constraints on price brought about by fixed income contracts; and

•	a highly competitive market.

Improving gross margin will require the following:

•	improving controls over the manufacturing process;

•	planning inventory purchases and movement carefully; and

•	reducing costs and inefficiencies in our operations through better resource management and improved accountability.

These initiatives will be complimented with a marketing and sales strategy that addresses the highly competitive environment.

In fiscal year 2008, we substantially completed our Joint Strike Force (“JSF”) development program. We had secured a long-term fixed-price contract for the development of instrumentation for this program in 2003.

The JSF development program is a customer-funded product development program that significantly effected prior years operating results. While it generated total project revenues of $15,368,000 over its life, the project generated a loss of $3,165,000 to date which was reflected in the operating results of fiscal years 2007 and prior.

In fiscal year 2008 we sold certain assets related to our previously closed Kansas operations along with other equipment at our Clearwater facility. The gain on the sale of these assets of $315,000 is included in gain on sale of property, plant and equipment for fiscal year 2008. Gain on sale of property, plant and equipment was $32,000 in fiscal year 2007.

Selling, general and administrative expenses for fiscal year 2008 increased $1,612,000, or 20% when compared to fiscal year 2007. This increase was attributable to legal costs primarily related to our purchase of OP Tech and environmental clean up and consolidation costs related to the closing and sale of our Earlysville, Virginia facility.

Net interest expense increased $116,000 for fiscal year 2008 when compared to fiscal year 2007. This increase was due to an increase in outstanding debt obligations from $2,564,000 at January 31, 2007 to $7,328,000 at January 31, 2008, which resulted from the refinancing discussed further in Credit Facilities. This was offset by recognition of non-recurring interest income of $24,000 in fiscal year 2007 related to income taxes.

Income tax benefit (expense) decreased $2,185,000 for fiscal year 2008 when compared to fiscal year ended 2007. This decrease was due to the deferred tax asset generated by our net loss for the current period. Net income decreased $3,946,000, or (698%), to $(3,381,000), or -13% of revenue for fiscal year 2008 from $565,000, or 2% of revenue for fiscal year 2007. Earnings per share decreased $1.11 to $(.95) for fiscal 2008 from $.16 for fiscal year 2007.

Fiscal year 2007 compared to fiscal year 2006

Revenues decreased $3,510,000, or 10%, to $31,253,000 for fiscal year 2007, from $34,763,000 for fiscal year 2006. This decrease was largely driven by a reduction in revenue recognition for the JSF development program of $1,938,000 as that program neared completion. In addition, shipments for spare parts decreased $2,497,000 as customers curtailed orders for replacement parts for primarily military applications, while revenues for non-recurring engineering projects declined $330,000. These reductions were partially offset by increase in repair revenues of $494,000 and core product revenues of $761,000.

Cost of sales decreased $2,138,000 or 9%, to $22,433,000, or 72%, of revenue, for fiscal year 2007 from $24,571,000, or 71% of revenue, for fiscal year 2006. This decrease in cost was primarily due to lower revenues. Increases in manufacturing efficiencies yielded greater throughput that helped offset the impact of reductions in high-margin spare parts sales, thus allowing margins to remain relatively flat despite the reduction in revenue that was largely high-margin products. In addition, continuing cost increases on the JSF program due to changes in requirements adversely affected cost of sales and gross margin.

Selling, general and administrative expenses decreased $6,000, to $7,878,000, or 25% of revenue, for fiscal year 2007 from $7,884,000, or 23% of revenue, for fiscal year 2006. The decrease was primarily attributable to reductions in research and development costs as we completed nearly all of our research and development activities in-house. This decrease was partially offset by an increase in sales and marketing costs due to a substantial increase in commission-based sales to customers in Asia, as well as increased travel costs as we pursued new business opportunities.

Net interest expense increased $19,000, or 13%, to $170,000 in fiscal year 2007 from net interest expense of $151,000 in fiscal year 2006. The net interest expense increase was due to higher average interest rates during the year as well as lower average cash balances due to a repurchase of some of our outstanding stock, offsetting the benefit of lower average outstanding debt.

Income tax expense was $244,000 for fiscal year 2007 as compared to a benefit of $341,000 for fiscal year 2006. The effective tax rate increased to 30.2% in fiscal year 2007 from a benefit of 15.4% in fiscal year 2006.

The increase in the effective tax rate is primarily due to a substantial reduction in the availability of extraterritorial income tax credits due to lower international sales as well as a reduction in the amount of credits permitted for the current tax year. We recognized extraterritorial income tax benefits of $194,000 in fiscal year 2007 derived from non-U.S. sales activity in that fiscal year.

Net income decreased $1,985,000, or 78%, to $565,000, or 2% of revenue, for fiscal year 2007 from $2,550,000, or 7% of revenue, for fiscal year 2006. Earnings per share decreased $0.49 to $0.16 for fiscal year 2007 from $0.65 for fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended January 31, 2008, we experienced a net loss of approximately $3,400,000 due to costs incurred in conjunction with the closing of our Earlysville, Virginia facility, integration of the acquisition of OP Tech into our Clearwater, Florida facility coupled with a reduction in our revenue. In addition, at January 31, 2008 we were in violation of certain debt covenants with Wachovia Bank, N.A. As a result of these violations, all of our debt with this lender is classified as current in our consolidated balance sheet as of January 31, 2008. We currently have a waiver through June 30, 2008 relating to our loan covenant violations and are currently in negotiations with our lender and expect to renegotiate our debt agreements to ensure compliance throughout fiscal year 2009. Based upon an analysis of our contracts in place and our current backlog, we believe we will be able to generate sufficient cash flows to fund our operating needs through fiscal 2009. If certain of these events do not materialize, we believe other alternatives exist to meet our cash requirements. Although we have challenges ahead of us, we believe our current plans will allow us to improve our operational performance for the fiscal year ending 2009.

Cash used in operating activities was $4,829,000 for fiscal year 2008, a decrease in cash provided of $6,019,000 when compared to cash provided of $1,190,000 for fiscal year 2007. This decrease in cash provided is primarily attributable to:

•	a decrease in net income of $3,946,000;

•

a decrease of $283,000 due to recognition of a gain on the sale of property of $315,000 during fiscal year 2008 in comparison with recognition of a gain on the sale of property of $32,000 during fiscal year 2007;

•	a decrease of $2,197,000 due to a deferred benefit of $1,984,000 that arose during fiscal year 2008 compared to a deferred tax expense of $213,000 in fiscal year 2007;

•	a decrease of $267,000 due to recognition of an income tax receivable during fiscal year 2008 in comparison to an increase in income tax payable during fiscal year 2007;

•

a decrease of $1,867,000 due to the increase in inventories brought about by logistics and short term operating inefficiencies in conjunction with the closing and consolidation of the Virginia operation ;

•	a decrease due to a reduction of accrued compensation and benefits of $77,000 from the workforce reduction related to the Virginia consolidation; and

•

a decrease due to a reduction of accrued expenses and other liabilities of $506,000 resulting primarily from a reduction of the JSF program liability due to the substantial completion of the program in fiscal year 2008 combined with normal subcontractor payments related to the JSF program.

These decreases in cash provided were partially offset by the following increases in cash provided:

•	an increase due to accounts receivable of $997,000 resulting from decreases in sales volume, in comparison with slower collections during fiscal year 2007; and

•	an increase due to accounts payable of $2,099,000 as our current liquidity position mandated the delay in the payment of certain accounts payable.

Cash used in investing activities increased $860,000 in fiscal year 2008 as compared to fiscal year 2007 due primarily to the payment of $1,000,000 in connection with the acquisition of OP Tech.

Cash provided by financing activities for fiscal year 2008 increased $7,461,000 when compared to fiscal year 2007. We refinanced our credit facilities with Wachovia yielding net proceeds during fiscal year 2008 of $4,764,000. This was coupled with a non-recurring cash outflow of $2,467,000 during fiscal year 2007 due to our repurchase of 9.31% of our outstanding common stock during fiscal year 2007.

Our ability to maintain sufficient liquidity in fiscal year 2009 and beyond is highly dependent upon achieving expected operating results. Failure to successfully achieve these results could have a material adverse effect on our liquidity and operations in the future, and could require implementation of curative measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Credit Facilities

Our credit facilities are with Wachovia. On August 17, 2007, Aerosonic and Avionics entered into a First Modification to Revolving and Term Credit and Security Agreement (the “Modification”) by and among Aerosonic, Avionics and Wachovia. Pursuant to the Modification, we increased the maximum amount available to us under our credit facilities with Wachovia from $5,711,000 to $8,420,000 (including $3,900,000 and $2,000,000 term notes and a $2,500,000 revolving credit facility) and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by our real estate in Clearwater, Florida. The Term Note is collateralized by our real estate in Earlysville, Virginia.

Proceeds from the Future Advance Note were used to retire the existing Wachovia mortgage note payable, with an outstanding balance of $2,317,000, and the existing Wachovia equipment term loan, with an outstanding balance of $113,000. The remaining proceeds are available to us to fund ongoing operations and acquisitions as needed. Additionally, our revolving credit facility of $2,500,000 with Wachovia will continue under the same terms and is set to expire June 30, 2008. The Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 30, 2011. At January 31, 2008, there was $986,000 of available funds to be drawn on the revolving credit facility.

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 3.27% and 5.32% at January, 31, 2008 and January 31, 2007, respectively) plus 300 basis points. The interest rate was not affected by the Modification. Interest, when applicable, is to be paid monthly on the revolving credit facility. Interest and principal are paid monthly on the Future Advance Note beginning October 1, 2007. Interest is paid monthly beginning October 1, 2007 and principal is to be paid monthly beginning July 1, 2008 on the Term Note.

Our long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00. These financial covenants were not affected by the Modification.

As of January 31, 2008 we were not in compliance with the cash flow coverage ratio covenant and the total liabilities to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to us through June 30, 2008. Consequently, the entire amount of long term debt is classified as a current maturity at January 31, 2008.

The other restrictive covenants, among other things, require us to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000. These other restrictive covenants were also not affected by the Modification.

Working Capital and Capital Expenditures

Our working capital at January 31, 2008 was $2,430,000 compared to $9,658,000 at January 31, 2007. The reduction in working capital during fiscal year 2008 related to an increase in accounts payable and our revolving credit facility along with our long term debt being classified as a current liability as discussed above and a decrease in accounts receivable, somewhat offset by an increase in inventory and property held for sale.

The accounts receivable days outstanding increased to 66 days at January 31, 2008, compared to 61 days at January 31, 2007. Credit terms provided customers are consistent with those normally offered in our industry.

Future capital requirements depend on numerous factors, including research and development, expansion of product lines and other factors. Furthermore, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources. Currently, negative cash flow from operations prohibits us from meeting these challenges through organic growth.

Our capital expenditures for fiscal year 2008 were $693,000 compared to $378,000 for fiscal year 2007. Historically, our capital budget has been intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We presently anticipate no additional significant capital expenditures until such time as our operating results and cash flows from operations improve.

Inflation and Changing Prices

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the cost of key operating resources, including labor and raw materials. Substantial increases in cost of sales and expenses could impact our operating results to the extent that such increases cannot be passed along to customers. While we are taking steps to mitigate our risk to rising prices with prudent purchasing practices and improving our inventory management techniques, there can be no assurance that future supplies of raw materials and labor will not fluctuate due to market conditions outside of our control.

Certain operating costs such as taxes, insurance and other outside services continue to increase at or above the general rate of inflation, and we may be subject to other cost and supply fluctuations outside of our control.

Off-Balance Sheet Arrangements

We issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005 in the amount of $398,000. This LOC provides the South Korean government with financial assurance that we will perform in accordance with the offset requirements under its contract to provide IMFPs for South Korea’s T-50 military aircraft. The offset requirements specify that we will effect a transfer of technology in accordance with the agreement. Apart from this LOC, we did not have any other off-balance sheet arrangements as of January 31, 2008.

Contractual Obligations

The following table presents our estimated cash requirements for contractual obligations outstanding as of January 31, 2008.

Contractual Obligation	Payments Due by Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$3,604,000	$535,000	$421,000	$—	$4,560,000
Long-term debt	5,814,000	—	—	—	5,814,000
Revolving credit facility	1,514,000	—	—	—	1,514,000
Operating leases	177,000	338,000	131,000	—	646,000

Total contractual obligations	$11,109,000	$873,000	$552,000	$—	$12,534,000

We have not included our FIN 48 liability of $258,000 for unrecognized tax benefits in the above table because we cannot estimate the period of future cash payments, if any, for this liability.

Acquisitions

On August 21, 2007 (the “Closing Date”) we purchased 100% of the outstanding stock of OP Tech, an Oregon-based developer and manufacturer of cockpit glass display solutions, from Optimization Technologies, Inc., an Oregon corporation (the “Seller”). The acquisition of OP Tech is consistent with our strategic plan for revenue growth into related industry markets. The acquisition was accounted for by the purchase method.

In connection with the acquisition, we, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby we paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in our common stock once we obtain certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date. As of January 31, 2008, no additional consideration has been recorded.

Environmental Matters

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result, of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by an environmental compliance specialist. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of those consolidated financial statements and this Annual Report on Form 10-K requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “Results of Operations” and “Liquidity and Capital Resources” and in “ITEM 1A. RISK FACTORS.” Further, such differences could be material.

Set forth below is a discussion of our critical accounting policies. We consider critical accounting policies to be those (i) that require us to make estimates that are highly uncertain at the time the estimate is made, (ii) for which a different estimate which could have been made would have a material impact on our consolidated financial statements, (iii) that are the most important and pervasive policies utilized, and (iv) that are the most sensitive to material change from external factors. Additionally, the policies discussed below are critical to an understanding of the consolidated financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are highly uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on business operations is discussed throughout this MD&A where such policies affect reported and expected financial results.

For a detailed discussion regarding the application of these and other accounting policies, see Note 1 to the accompanying consolidated financial statements. We have discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Board of Directors.

Revenue Recognition

We manufacture most of our products on a build-to-order basis and ship products upon completion. We have a policy of strict adherence to the provisions of SEC Staff Accounting Bulletin 104 (“SAB 104”) in order to accurately state our revenues in each accounting period. For certain situations, some judgment is required, but most sales have clear revenue recognition criteria.

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

We experience a certain degree of sales returns that vary over time. Generally, such returns occur within no more than 90 days after shipment by us to our customers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48 (“SFAS 48”), Revenue Recognition When Right of Return Exists, we are able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to us. Absent such circumstances, customers do not have a right to return products when we have met all contractual obligations. Previously, we had established a sales return reserve that approximated an expected level of sales returns over a 90-day period. Our experience, with respect to sales returns has changed in recent years such that a reserve for sales returns has been provided due to experience and the reasonable possibility that certain customers will continue with such charge-backs.

Accounts Receivable Allowance for Doubtful Accounts and Credit Losses

We continuously evaluate our customers and provide reserves for anticipated credit losses as soon as collection becomes compromised. We do maintain a limited reserve in anticipation that smaller accounts may become a collection issue, which occurs from time to time based on historical experience. However, most of our customers are financially sound and our history of bad debts is relatively low. While credit losses have historically been within expectations of the provisions established, we cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Provisions for Excess and Obsolete Inventory Losses and Residual Value Losses

We value inventory at the lower of cost (using a method that approximates the first-in, first-out method) or net realizable value. Reviews of inventory quantities on hand have been conducted to determine if usage or sales history supports maintaining inventory values at full cost or if it has instead become necessary to record a provision for slow moving, excess and obsolete inventory based primarily on estimated forecasts of product demand and production requirements for the subsequent twelve months. Estimates of future product demand may prove to be inaccurate, in which case we may understate or overstate the provision required for excess and obsolete inventory. Although we endeavor to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of inventory and consequently reported operating results.

Work In Process Inventories

We employ certain methods to estimate the value of work in process inventories for financial reporting purposes. Our practice has been to conduct cycle counts of inventory throughout the year. Generally, for items that are in process at the end of a fiscal year, we will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for the fiscal years 2008 and 2007.

Manufacturing Overhead Cost Application

We establish our inventoriable cost of manufacturing overhead by calculating our overhead costs as a percentage of direct labor and applying that percentage to direct labor that has been charged to inventory on a twelve month rolling average basis. This application percentage is reviewed and adjusted annually.

Deferred Tax Asset Valuation Allowance

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets to the extent it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Long-Lived Assets

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-30 Years
Machinery and equipment	3-10 Years
Patterns, dies, and tools	3-5 Years
Furniture and fixtures	5-10 Years

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2008 and 2007, we do not believe that any assets are impaired.

We will capitalize production costs for computer software that is to be utilized as an integral part of a product when both (a) technological feasibility is established for the software; and, (b) all research and development activities for the other components of the product have been completed. Amortization is charged to expense at the greater of the expected unit sales versus units sold or the straight line method for a period of three years from the date the product becomes available for general release to customers.

Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP. These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, restructuring and environmental costs, (ii) percentage-of-completion estimates, (iii) other miscellaneous accruals and (iv) valuation allowances for accounts receivable, inventory and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

Adoption of New Accounting Pronouncements

Effective February 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued penalties and interest expense on underpayment of income taxes in our income tax provision. Upon adoption of FIN 48, we accrued a liability to offset the uncertainty of realization of certain deferred tax assets related to extraterritorial income tax exclusions, and recorded a charge against beginning retained earnings of $225,000, (including $31,000 and $21,000 of interest expense and penalties, respectively) representing the cumulative effect of the change in accounting principle.

Future Adoption of New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). We are currently evaluating the impact that adoption of SFAS 157 will have on our consolidated financial statements. Implementation of SFAS 157 will require additional disclosures regarding measurement of fair value in our consolidated financial statements. On November 14, 2007, the FASB voted to delay implementation of SFAS 157 for non-financial assets and liabilities not measured on a recurring basis. This partial delay is not expected to impact our adoption of SFAS 157.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—A Replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS 141, Business Combinations (“SFAS 141”) that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	All business combinations (whether full, partial, or “step” acquisitions) will result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions;

•	Acquisition costs will be generally expensed as incurred;

•	The fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date;

•

Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings;

•	Non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

•

Certain acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of SFAS 141(R) on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our existing credit facilities which require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points. We therefore are exposed to market risk from changes in interest rates on funded debt. Any increase in these rates could adversely affect our interest expense. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balance on our credit facilities as of January 31, 2008, a 1% increase in interest rates would cost us approximately $73,000 annually.

We purchase materials for use in our products based on market prices established with our suppliers. Many of the materials purchased can be subject to volatility due to market supply and demand factors outside of our control. To mitigate this risk, in part, we attempt to enter into fixed price purchase agreements with reasonable terms.

We also have a market risk exposure to fluctuations in foreign exchange rates. We have a limited number of purchase and sale transactions that are denominated in British Pounds. Our strategy in managing this risk exposure is to match the timing of British Pound-denominated cash inflows and outflows. British Pound-denominated cash inflows generally exceed outflows, and the excess balance is converted to U.S. Dollars when received.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page F-1 and are included in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended. For the fiscal year ended January 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer determined that a material weakness existed by reason of inadequate staffing in the Company’s accounting department. As a result, controls over the Company’s financial reporting process and oversight thereof were not adequate to prevent or detect misstatements in the accuracy of management’s estimates and disclosures on a timely basis, resulting numerous adjustments to the Company’s financial statements that were not detected by the Company’s accounting staff. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve technical accounting issues. During fiscal year 2008, we added additional members to our in-house accounting staff. While the impact of these additions has been positive, there has not been adequate time for us to conclude that the material weaknesses have been fully remediated. We will continue to monitor the effectiveness of these control enhancements during fiscal year 2009 prior to reaching a conclusion on full remediation.

Given the identification of the above material weakness, we have decided on a course of action that we anticipate will remediate this material weakness. This includes plans to hire additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.

Notwithstanding the existence of this material weakness in internal control over financial reporting relating to insufficient staffing in its accounting department, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition as of January 31, 2008 and 2007, and consolidated results of its operations and cash flows for the years ended January 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles (GAAP).

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of January 31, 2008 pertaining to financial reporting in accordance with the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment of internal control over financial reporting and solely as a result of the material weakness described above, we have concluded that as of January 31, 2008, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by COSO.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of the year ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of the period covered by this report, except for the remediation efforts described above.

This annual report does not include an attestation report of our independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors and certain Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 24, 2008 and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	The financial statements listed in the index to Financial Statements following the signature pages hereof.

2.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005..

10.1	Employment Agreement, dated April 17, 2008, between Aerosonic Corporation and Douglas Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 23, 2008.

10.2	Employment Agreement, dated September 24, 2007, between Aerosonic Corporation and Charles L. Pope, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2007.

10.3	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and P. Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.4	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.5	Separation Agreement and General Release, dated January 2, 2008, between Aerosonic Corporation and David Baldini, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 8, 2008.

Exhibit No.	Description of Exhibit
10.6	Loan Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.7	First Modification to Revolving and Term Credit and Security Agreement, dated August 17, 2007, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.8	Renewal and Future Advance Promissory Note, dated August 17, 2007, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.9	Renewal and Amended Term Promissory Note, dated August 17, 2007, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.10	Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.11	Mortgage, Assignment of Rents and Security Agreement dated February 24, 2004 between Aerosonic Corporation and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.12	Deed of Trust, Assignment of Rents and Security Agreement dated February 24, 2004 by and among Avionics Specialties, Inc. TRSTE, Inc. and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.13	Aerosonic Corporation 2004 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement for the July 26, 2007 Annual Meeting of Stockholders, filed on May 31, 2007, together with Additional Proxy Materials filed in connection therewith on June 26, 2007.

10.14	Share Purchase Agreement, dated August 21, 2007, between Aerosonic Corporation, OP Technologies, Inc., Optimization Technologies, Inc. and certain shareholders thereof., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 24, 2007.

21	Subsidiariesof the Registrant, as of January 31, 2008

23.1	Consent of Independent Registered Public Accounting Firm—McGladrey & Pullen, LLP

23.2	Consent of Independent Registered Public Accounting Firm—Tedder, James, Worden & Associates, P.A.

24	Power of Attorney, incorporated into the Signature Page hereto.

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By:	/s/ DOUGLAS HILLMAN	Date: May 15, 2008
President and Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Douglas Hillman or Charles Pope, or either one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS HILLMAN Douglas Hillman	Date: May 15, 2008
Director, President and Chief Executive Officer

/s/ CHARLES POPE Charles Pope	Date: May 15, 2008
Chief Financial Officer

/s/ P. MARK PERKINS P. Mark Perkins,	Date: May 15, 2008
Executive Vice President and Director

/s/ DONALD RUSSELL	Date: May 15,2008
Donald Russell, Director

/s/ THOMAS E. WHYTAS JR. Thomas E. Whytas, Jr., Director	Date: May 15, 2008

/s/ ROY ROBINSON Roy Robinson, Director	Date: May 15, 2008

AEROSONIC CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aerosonic Corporation

We have audited the accompanying consolidated balance sheet of Aerosonic Corporation and subsidiaries as of January 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aerosonic Corporation and subsidiaries as of January 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Aerosonic Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2008 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Orlando, Florida

May 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aerosonic Corporation:

We have audited the accompanying consolidated balance sheet of Aerosonic Corporation and subsidiary as of January 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aerosonic Corporation and subsidiary as of January 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

April 30, 2007

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$28,000	$1,276,000
Accounts receivable, net of allowance for doubtful accounts of $131,000 and $10,000 in 2008 and 2007, respectively	4,593,000	5,214,000
Income taxes receivable	29,000	13,000
Inventories, net	7,760,000	5,809,000
Prepaid expenses	154,000	332,000
Property held for sale, net	1,712,000	—
Deferred income taxes	1,151,000	1,030,000

Total current assets	15,427,000	13,674,000
Property, plant and equipment, net	2,127,000	3,340,000
Deferred income taxes	2,479,000	656,000
Intangible assets, net	888,000	—
Goodwill	366,000	—
Other assets, net	93,000	65,000

Total assets	$21,380,000	$17,735,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$5,814,000	$230,000
Accounts payable, trade	3,107,000	1,102,000
Revolving credit facility	1,514,000	—
Compensation and benefits	956,000	933,000
Income taxes payable	—	29,000
Accrued sales commissions	242,000	235,000
Accrued expenses and other liabilities	1,364,000	1,457,000

Total current liabilities	12,997,000	3,986,000
Long-term debt and notes payable	—	2,334,000
Unrecognized tax benefits	258,000	—
Deferred income taxes	331,000	6,000
Other liabilities	—	143,000

Total liabilities	13,586,000	6,469,000

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,008,053 shares at January 31, 2008 and 4,004,082 shares at January 31, 2007; outstanding 3,577,286 shares at January 31, 2008 and 3,573,315 shares at January 31, 2007	1,605,000	1,602,000
Additional paid-in capital	4,817,000	4,686,000
Retained earnings	4,535,000	8,141,000
Less treasury stock: 430,767 shares at both January 31, 2008 and 2007, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	7,794,000	11,266,000

Total liabilities and stockholders’ equity	$21,380,000	$17,735,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended January 31, 2008, 2007 and 2006

	2008	2007	2006
Revenue	$25,410,000	$31,253,000	$34,763,000
Cost of sales	21,301,000	22,433,000	24,571,000

Gross profit	4,109,000	8,820,000	10,192,000
Selling, general and administrative expenses	9,490,000	7,878,000	7,884,000
Gain (loss) on sale of property, plant and equipment	315,000	32,000	(15,000)

Operating (loss) income	(5,066,000)	974,000	2,293,000

Other income (expense):
Interest expense, net	(286,000)	(170,000)	(151,000)
Other income	30,000	5,000	67,000

	(256,000)	(165,000)	(84,000)

Income (loss) before income taxes	(5,322,000)	809,000	2,209,000
Income tax benefit (expense)	1,941,000	(244,000)	341,000

Net income (loss)	$(3,381,000)	$565,000	$2,550,000

Basic earnings (loss) per share	$(0.95)	$0.16	$0.65

Diluted earnings (loss) per share	$(0.95)	$0.16	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended January 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
Balance at January 31, 2005	$1,595,000	$4,559,000	$5,026,000	$(696,000)	$10,484,000
Net income	—	—	2,550,000	—	2,550,000
Directors’ equity compensation	2,000	43,000	—	—	45,000
Equity-based compensation	2,000	(2,000)	—	—	—

Balance at January 31, 2006	1,599,000	4,600,000	7,576,000	(696,000)	13,079,000
Net income	—	—	565,000		565,000
Purchase of treasury stock	—	—	—	(2,467,000)	(2,467,000)
Directors’ equity compensation	3,000	34,000	—	—	37,000
Equity-based compensation	—	39,000	—	—	39,000
Deferred compensation	—	13,000	—	—	13,000

Balance at January 31, 2007	1,602,000	4,686,000	8,141,000	(3,163,000)	11,266,000
Cumulative effect of adoption of FIN 48	—	—	(225,000)	—	(225,000)

Balance at February 1, 2007	1,602,000	4,686,000	7,916,000	(3,163,000)	11,041,000
Net loss	—	—	(3,381,000)	—	(3,381,000)
Directors’ equity compensation	3,000	57,000	—	—	60,000
Equity-based compensation	—	61,000	—	—	61,000
Deferred compensation	—	13,000	—	—	13,000

Balance at January 31, 2008	$1,605,000	$4,817,000	$4,535,000	$(3,163,000)	$7,794,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,381,000)	$565,000	$2,550,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	620,000	632,000	665,000
Amortization	103,000	6,000	16,000
Bad debt expense	132,000	—	(4,000)
Stock-based compensation	134,000	89,000	45,000
(Gain) loss on disposal of property	(315,000)	(32,000)	15,000
Deferred income tax provision (benefit)	(1,984,000)	213,000	(534,000)
Unrecognized tax benefits	33,000	—	—
Changes in assets and liabilities:
Accounts receivable, net	567,000	(430,000)	870,000
Income taxes receivable and payable	(45,000)	222,000	693,000
Inventories, net	(1,692,000)	175,000	(501,000)
Prepaid expenses	178,000	114,000	(248,000)
Other assets	(39,000)	85,000	20,000
Accounts payable, trade	1,657,000	(442,000)	(56,000)
Compensation and benefits	23,000	100,000	—
Accrued sales commissions	7,000	214,000	(21,000)
Accrued expenses and other liabilities	(827,000)	(321,000)	(546,000)

Net cash provided by (used in) operating activities	(4,829,000)	1,190,000	2,964,000

Cash flows from investing activities:
Proceeds from the sale of property	510,000	55,000	—
Purchases of property, plant and equipment	(693,000)	(378,000)	(455,000)
Acquisition of business	(1,000,000)	—	—

Net cash used in investing activities	(1,183,000)	(323,000)	(455,000)

Cash flows from financing activities:
Net increase in revolving credit facility	1,514,000	—	—
Proceeds from issuance of long-term debt and notes payable	5,920,000	—	—
Principal payments on long-term debt and notes payable	(2,670,000)	(230,000)	—
Purchases of treasury stock	—	(2,467,000)	(243,000)

Net cash provided by (used in) financing activities	4,764,000	(2,697,000)	(243,000)

Change in cash and cash equivalents	(1,248,000)	(1,830,000)	2,266,000
Cash and cash equivalents, beginning of year	1,276,000	3,106,000	840,000

Cash and cash equivalents, end of year	$28,000	$1,276,000	$3,106,000

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$280,000	$168,000	$203,000

Income taxes	$50,000	$—	$—

Supplemental schedule of non cash investing activities:
Reclassification of property, plant and equipment, to property held for sale	$1,176,000	$—	$—

Environmental cost accrual	$588,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

The primary business of Aerosonic Corporation and subsidiaries (the “Company”) is to manufacture and sell aircraft instrumentation to government and commercial users from its facilities located in Florida and Virginia (see Note 3). The Company’s customers are located worldwide.

On August 21, 2007, the Company purchased 100% of the outstanding stock of OP Technologies, Inc. (“OP Tech”), an Oregon-based developer and manufacturer of cockpit glass display solutions (see Note 2).

Financial Condition and Management’s Plans

For the year ended January 31, 2008, the Company incurred a net loss of approximately $3,400,000 due to costs incurred in conjunction with the closing of our Earlysville, Virginia facility, integration of the acquisition of OP Tech into our Clearwater, Florida facility coupled with a reduction in our revenue and used approximately $4,800,000 of cash to fund operating activities. In addition, the Company was in violation of certain of its debt covenants with Wachovia Bank, N.A (Wachovia) as of January 31, 2008. As a result of the violation, the Company’s debt with Wachovia has been classified as a current liability in the accompanying consolidated balance sheet as of January 31, 2008 (see Note 9). The Company is currently involved in negotiations with Wachovia to renegotiate its debt agreements. Based on the above factors, management has performed an assessment of its cash requirements for the fiscal year ending January 31, 2009. Based upon an analysis of our contracts in place and our current backlog, management believes the Company will meet its cash flow needs for fiscal 2009. While there can be no assurances the Company will be successful in renegotiating its debt agreements with Wachovia or meeting its cash flow requirements for the remainder of fiscal 2009, management believes other alternatives are available in order to fund operations and meet any required payments during the fiscal year ending January 31, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aerosonic Corporation and its wholly-owned subsidiaries, Avionics Specialties, Inc. (“Avionics”) and OP Tech. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, restructuring and environmental costs, (ii) percentage-of-completion estimates, (iii) other miscellaneous accruals and (iv) valuation allowances for accounts receivable, inventory and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

Certain amounts in the prior fiscal periods’ consolidated financial statements have been reclassified to conform with the fiscal year 2008 presentation. Such reclassification had no effect on net income or stockholders’ equity as previously reported.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Accounts Receivable, Allowance for Doubtful Accounts and Credit Losses

Accounts receivable are reported at their outstanding principal balances reduced by an allowance for doubtful accounts. The Company continuously evaluates its customers and provides specific reserves for anticipated credit losses as soon as collection becomes compromised. The Company also maintains a reserve for accounts that management believes may become uncollectible based on historical experience. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Inventories

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method (“FIFO”)) or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history.

During production, the Company uses standards to estimate product costs. These standards are reviewed and updated periodically by management and approximate costing under the FIFO method. Differences between standard and actual costs have not been material.

Property Held For Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended), are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by an environmental compliance specialist. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is included in earnings. Expenditures for repairs and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance charges are expensed as incurred.

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-30 Years
Machinery and equipment	3-10 Years
Patterns, dies and tools	3-5 Years
Furniture and fixtures	5-10 Years

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed at least annually for impairment and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. As current events and circumstances warrant, the Company examines the carrying value of its intangible assets with finite lives, such as capitalized software and development costs, purchased intangibles, and other long-lived assets, to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause an impairment include negative industry or economic trends or significant underperformance relative to historical or projected future operating results.

Other Assets

Other assets consist of capitalized loan fees and are recorded at cost less accumulated amortization. The costs are determined at the time the loan transactions are closed and are amortized over the life of the loan using a method which approximates the effective interest method.

Income Taxes

The Company and its includable subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended.

The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	future reversals of existing taxable temporary differences;

•	taxable income in prior carryback years; and

•	tax planning strategies.

The Company classifies tax related interest and tax related penalties as a component of income taxes.

Revenue Recognition

The Company generally recognizes revenue from sales of its products when the following have occurred: evidence of a sale arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

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

Research and Development

Research and development costs are expensed as incurred. Research and development expense that is included in selling, general and administrative expenses approximated $943,000, $458,000 and $688,000 for the years ended January 31, 2008, 2007 and 2006, respectively. The Company reduced its use of outside contractors for certain development work. The amount related to the JSF program that was charged to cost of sales for the years ended January 31, 2008, 2007 and 2006 was approximately $209,000, $390,000 and $575,000, respectively. See Note 4 for further discussion of the JSF program.

Environmental Expenditures

The Company assesses its property held for sale, along with any property that is being taken out of its initially intended use, for the presence of hazardous or toxic substances that would result in an environmental liability. In addition, management assesses its current property in use for any environmental issues.

Liabilities for environmental remediation costs not related to retirements of tangible long-lived assets, and arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Legal costs incurred in connection with environmental remediation are expensed as incurred. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39, Offsetting of Amounts Related to Certain Contracts.

Treasury Stock

The Company accounts for the acquisition of treasury shares at cost. The Company has not reissued acquired shares. It has, however, used treasury shares to make matching contributions to the Company’s 401(k) plan. For those transactions, the Company accounts for the contributions at fair value at the date of contribution.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Share-Based Compensation

Effective February 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB 25 and recognized share-based employee compensation cost as a charge to net income. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007 and subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior February 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The adoption of SFAS 123(R) did not have a significant impact on the Company’s financial position or results of operations. SFAS 123(R) requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s share-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to share-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. SFAS 123(R) also requires an estimation of future forfeitures of share-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

The Company did not issue any stock options during fiscal year 2008. The weighted average per share fair value of options granted in fiscal years 2007 and 2006 was determined using the Black-Scholes option-pricing model with the following assumptions (see Note 10):

	2007	2006
Volatility	78%	84%
Risk-free interest rate	4.90	4.02
Expected life in years	1.5	1.5
Dividend yield	0%	0%

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of potential common stock, using the treasury stock method.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of January 31, 2008 and 2007, substantially all of the Company’s cash balances were deposited with financial institutions determined by management to be of high credit quality. During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aerospace industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies. The Company employs a method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk. These amounts have been insignificant.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings and certain accrued liabilities are included in the financial statements at amounts which approximate fair value because of the short term nature of these instruments. The carrying amount of long-term debt and notes payable at January 31, 2008 and 2007 approximates fair value as these instruments have adjustable rates which change in accordance with the market.

Adoption of New Accounting Pronouncements

Effective February 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued penalties and interest expense on underpayment of income taxes in our income tax provision. Upon adoption of FIN 48, we accrued a liability to offset the uncertainty of realization of certain deferred tax assets related to extraterritorial income tax exclusions, and recorded a charge against beginning retained earnings of $225,000, (including $31,000 and $21,000 of interest expense and penalties, respectively) representing the cumulative effect of the change in accounting principle.

Future Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133 which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—A Replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS 141, Business Combinations (“SFAS 141”) that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141(R) will change the accounting treatment for certain specific items, including:

•	All business combinations (whether full, partial, or “step” acquisitions) will result in all assets and liabilities of an acquired business being recorded at fair value, with limited exceptions;

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

•	Acquisition costs will be generally expensed as incurred;

•	The fair value of the purchase price, including the issuance of equity securities, will be determined on the acquisition date;

•

Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings;

•	Noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

•

Certain acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will have an effect on the Company’s future acquisitions.

2.	Acquisition

On August 21, 2007, the Company purchased 100% of the outstanding stock of OP Tech from Optimization Technologies, Inc., an Oregon corporation (the “Seller”). The acquisition of OP Tech is consistent with the Company’s strategic plan for revenue growth into related industry markets. The acquisition of OP Tech was accounted for by the purchase method and, accordingly, the consolidated statement of operations for the year ended January 31, 2007 includes the results of OP Tech beginning on August 21, 2007 (the “Closing Date”). OP Tech’s operations are included in the Clearwater Instruments division.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The purchase price allocation to assets and liabilities acquired as of the Closing Date is as follows:

Current assets	$337,000
Property, plant and equipment, net	31,000
Acquired product prototype	730,000
Non-compete agreements	175,000
Acquired customer base	75,000
Goodwill	366,000
Current liabilities	(348,000)
Deferred income taxes	(366,000)

Cash paid	$1,000,000

The acquired product prototype, non-compete agreements and acquired customer base are included in intangible assets in the Company’s consolidated financial statements and are being amortized over their estimated useful lives of three to five years. Amortization expense associated with these intangible assets for the year ended January 31, 2008 was $92,000, which was included in selling, general and administrative expenses. Goodwill is not deductible for Income tax purposes.

Had the acquisition of OP Tech occurred as of the beginning of fiscal year 2006, unaudited pro forma revenue, net income and earnings per share for the years ended January 31, 2008, 2007 and 2006 would have been as follows:

	2008	2007	2006
Revenues, net	$26,028,000	$31,805,000	$35,698,000
Net income (loss)	$(3,716,000)	$(176,000)	$1,564,000
Earnings per share—basic	$(1.04)	$(0.05)	$0.40
Earnings per share—diluted	$(1.04)	$(0.05)	$0.40

The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

3.	Consolidation Plan and Restructuring Costs

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation is a continuation of the Company’s actions to be more responsive to customers’ demands. Avionics’ existing Engineering, Marketing, and repair/overhaul functions have remained in the Earlysville area and are relocating to a new facility more appropriately sized for the Company’s planned streamlined structure (see Note 13).

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized a total of approximately $1,500,000 in restructuring costs including severance, benefits, facilities and other for the year ended January 31, 2008, which is included in selling, general and administrative expenses. Approximately $30,000 of this amount remains to be paid as of January 31, 2008 and is included in accrued expenses and other liabilities.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

4.	Accounts Receivable

Accounts receivable at January 31, 2008 and 2007 consisted of the following:

	2008	2007
Accounts receivable, trade	$4,724,000	$5,224,000
Less: allowance for doubtful accounts	(131,000)	(10,000)

Accounts receivable, net	$4,593,000	$5,214,000

The Company’s allowance for doubtful accounts activity for the years ended January 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Beginning balance	$10,000	$10,000	$14,000
Amounts written off	11,000	—	—
Amounts provided for	132,000	—	(4,000)

Ending balance	$131,000	$10,000	$10,000

The JSF Program

During fiscal year 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the JSF program. The JSF development program is a customer-funded product development program that concluded the majority of its developmental activity during fiscal year 2008 and generated total project revenues of approximately $15,368,000.

Costs and estimated earnings on this contract for the years ended January 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Costs incurred to date	$18,296,000	$18,072,000	$16,059,000
Estimated losses	(3,165,000)	(3,245,000)	(2,030,000)

	15,131,000	14,827,000	14,029,000
Less: billings to date	(15,272,000)	(14,927,000)	(13,609,000)

Costs less estimated losses in excess of billings			$420,000

Billings in excess of costs less estimated losses	$141,000	$100,000

The billings in excess of costs less estimated losses are included in accrued expenses and other liabilities.

5.	Inventories

Inventories at January 31, 2008 and 2007 consisted of the following:

	2008	2007
Raw materials	$6,414,000	$4,384,000
Work in process	2,070,000	1,880,000
Finished goods	153,000	163,000
Reserve for obsolete and slow moving inventory	(877,000)	(618,000)

Inventories, net	$7,760,000	$5,809,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The Company’s reserve for obsolete and slow moving inventory activity for the years ended January 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Beginning balance	$618,000	$508,000	$401,000
Amounts charged to operations	259,000	110,000	107,000

Ending balance	$877,000	$618,000	$508,000

6.	Property, Plant and Equipment

Property, plant and equipment at January 31, 2008 and 2007 consisted of the following:

	2008	2007
Land and improvements	$189,000	$464,000
Building and improvements	2,555,000	4,124,000
Machinery and equipment	5,152,000	4,651,000
Patterns, dies and tools	1,013,000	999,000
Furniture and fixtures	1,728,000	1,708,000

	10,637,000	11,946,000
Less: accumulated depreciation	(8,510,000)	8,606,000

Property, plant and equipment, net	$2,127,000	$3,340,000

Depreciation expense was $620,000, $632,000 and $665,000 for the years ended January 31, 2008, 2007 and 2006, respectively. Certain components of property, plant and equipment are pledged as collateral for debt obligations (see Note 9).

In June 2007, the Company sold certain assets related to its previously closed Kansas operations along with other equipment at its Clearwater facility. The gain on the sale of these assets of approximately $315,000 is included in gain on sale of property, plant and equipment for the year ended January 31, 2008.

7.	Intangible Assets

Intangible assets as of January 31, 2008 consist of the following:

	Useful Lives
Intangible assets subject to amortization:
Acquired product prototype	5	$730,000
Non-compete agreements	3	175,000
Acquired customer base	5	75,000

Total intangible assets subject to amortization		980,000
Accumulated amortization		(92,000)

Net		$888,000

Intangible assets with indefinite lives:
Goodwill		$366,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Estimated amortization expense for the years ending January 31,
2009	219,000
2010	219,000
2011	195,000
2012	161,000
2013	94,000

Amortization expense related to intangible assets for the year ended January 31, 2008 was $92,000.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at January 31, 2008 and 2007 consisted of the following:

	2008	2007
Environmental liability (see Note 13)	$639,000	$—
Warranty liability	197,000	159,000
Product development programs	141,000	944,000
Other	387,000	354,000

Accrued expenses and other liabilities	$1,364,000	$1,457,000

Product Development Programs

Historically, a substantial portion of accrued expenses and other liabilities were related to amounts owed to subcontractors who participate in the Company’s product development programs. This program was substantially completed in fiscal year 2008.

Warranty Liability

The Company has established a liability for warranty claims based on historical experience, which generally has not been significant. For the years ended January 31, 2007 and 2006, the Company did experience an increase in warranty costs related to specific applications for its angle of attack (“AOA”) transmitter for one customer in fiscal year 2007 and for its integrated multifunction probes (“IMFPs”) for another customer in fiscal year 2006. The Company’s warranty activity for the years ended January 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Beginning balance	$159,000	$126,000	$150,000
Cost incurred	(233,000)	(157,000)	(204,000)
Provision for warranty cost	271,000	190,000	180,000

Ending balance	$197,000	$159,000	$126,000

AOA warranty costs	$—	$168,000	$—

IMPF warranty costs	$—	$—	$285,000

9.	Long-term Debt, Notes Payable and Revolving Credit Facility

The Company’s credit facilities are with Wachovia Bank, N.A. (“Wachovia”). On August 17, 2007, the Company and Avionics entered into a First Modification to Revolving and Term Credit and Security Agreement (the “Modification”) by and among the Company, Avionics and Wachovia. Pursuant to the Modification, the

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

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

Proceeds from the Future Advance Note were used to retire the existing Wachovia mortgage note payable, with an outstanding balance of approximately $2,317,000, and the existing Wachovia equipment term loan, with an outstanding balance of $113,000. The remaining proceeds are available to the Company to fund ongoing operations and acquisitions as needed. Additionally, the Company’s revolving credit facility of $2,500,000 with Wachovia will continue under the same terms and is set to expire June 30, 2008. The Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 30, 2011. At January 31, 2008, there was $986,000 of available funds to be drawn on the revolving credit facility.

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 3.27% and 5.32% at January 31, 2008 and January 31, 2007, respectively), plus 300 basis points. The interest rate was not affected by the Modification. Interest, when applicable, is to be paid monthly on the revolving credit facility. Interest and principal are paid monthly on the Future Advance Note beginning October 1, 2007. Interest is paid monthly beginning October 1, 2007 and principal is to be paid monthly beginning July 1, 2008 on the Term Note.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00. These financial covenants were not affected by the Modification.

As of January 31, 2008, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through June 30, 2008. Consequently, the entire amount of long term debt is classified as a current maturity at January 31, 2008.

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

Long-term debt and notes payable at January 31, 2008 and January 31, 2007 consisted of the following:

	2008	2007
Future Advance Promissory Note	$3,816,000	$—
Term Promissory Note	1,998,000	—
Mortgage Note Payable	—	2,433,000
Equipment Term Loan	—	131,000

	5,814,000	2,564,000
Less: current maturities	(5,814,000)	(230,000)

Long-term debt and notes payable, less current maturities	$—	$2,334,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Interest expense on long-term debt, notes payable and revolving credit facility for the years ended January 31, 2008, 2007 and 2006 was $322,000, $230,000 and $200,000, respectively.

10.	Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock of 7,707 shares were not included in the computation of diluted earnings (loss) per share for the year ended January 31, 2008 as the inclusion of the potential common stock would be anti-dilutive as the company is in a net loss position and including such shares would reduce the net loss per share.

	Year Ended January 31,
	2008	2007	2006
Weighted average shares outstanding—basic	3,573,191	3,611,688	3,921,953
Dilutive effect of stock options	—	10,386	2,147

Weighted average shares outstanding—diluted	3,573,191	3,622,074	3,924,100

Options to Purchase Stock

In July 2004, the Company adopted the Aerosonic Corporation 2004 Stock Incentive Plan (“2004 SIP”), which authorized the awarding of options to purchase up to a total of 400,000 shares of the Company’s common stock. For option awards, the 2004 SIP provides that the strike price shall not be less than the fair market value of the common stock on the date of grant and that no portion of any option award may be exercised beyond ten years from that date. In addition, no incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company’s outstanding common stock. Options granted under the 2004 SIP during each of the years ended January 31, 2007 and 2006 vest from one to three years from the date of grant. The Company had no outstanding option awards prior to the year ended January 31, 2006.

A summary of the activity of the Company’s options is presented in the table below:

	Years Ended January 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning options outstanding	65,000	$7.25	32,500	$6.20	—	—
Options granted	—	—	32,500	$8.29	32,500	$6.20
Options exercised	—		—		—
Options expired, cancelled or forfeited	(17,500)	$7.59	—	—	—	—

Ending options outstanding	47,500	$7.12	65,000	$7.25	32,500	$6.20

Options exercisable at January 31,	32,500	$6.90	10,833	$6.20	—	—

Options outstanding at January 31, 2008, vested and unvested, had no intrinsic value. The fair value per share of options granted during the years ended January 31, 2007 and 2006 was $3.22 and $2.55, respectively.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The following table summarizes information regarding options outstanding at January 31, 2008.

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 6.20	26,667	7.36 years	$6.90	21,667	$6.90
$ 8.29	20,833	8.19 years	$8.29	10,833	$8.29

Total	47,500	7.72 years	$7.12	32,500	$6.90

As of January 31, 2008, there was approximately $19,000 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately one year.

The Company recorded equity-based compensation expense on its options related to SFAS 123(R) of approximately $61,000 and $39,000 for the years ended January 31, 2008 and 2007, respectively, which is included in selling, general and administrative expenses.

There were no options exercised in fiscal years 2008, 2007 or 2006.

The total fair value of shares vested during the years ended January 31, 2008 and 2007 was approximately $61,000 and $39,000, respectively.

Restricted Stock Awards

During the year ended January 31, 2006, 6,200 shares restricted stock awards were granted to certain key employees. One-third of the shares awarded vest on each anniversary date of the award, until fully vested. The average market price on the date of grant for awards granted during the year ended January 31, 2006 was $6.70, which resulted in the recording of deferred compensation of approximately $41,000, which is classified as a component of stockholders’ equity. The deferred compensation is being amortized over the vesting period of the stock. As a result, restricted stock compensation charged to expense of approximately $13,000 was recorded for each of the years ended January 31, 2008 and 2007 and is included in selling, general and administrative expenses. Of the 6,200 restricted stock awards, 2,667 shares have been forfeited.

11.	Income Taxes

Income tax expense (benefit) for the years ended January 31, 2008, 2007 and 2006 consisted of:

	2008	2007	2006
Current:
Federal	$30,000	$31,000	$170,000
State	13,000	—	23,000

	43,000	31,000	193,000

Deferred:
Federal	(1,808,000)	184,000	(462,000)
State	(176,000)	29,000	(72,000)

	(1,984,000)	213,000	(534,000)

Income tax expense (benefit)	$(1,941,000)	$244,000	$(341,000)

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax expense (benefit) rate for the years ended January 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	2.8	2.8	(1.5)
Tax-exempt foreign income	—	(8.2)	(42.9)
Change in unrecognized tax benefit and related interest	(0.6)	—	—
Research and experimentation and alternative minimum tax credits	0.5	—	—
Other—primarily non-deductible expenses	(0.2)	1.6	(5.0)

Effective tax rate	36.5%	30.2%	(15.4)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2008 and 2007 were as follows:

	2008	2007
Current deferred tax assets:
Accounts receivable	$49,000	$4,000
Inventories	671,000	487,000
Vacation and sick pay accrual	431,000	264,000
Net operating loss carryforward	—	190,000
Other	—	85,000

Total current deferred tax assets	1,151,000	1,030,000
Non-current deferred tax assets:
Property, plant and equipment, principally due to differences in depreciation and capitalized interest	412,000	412,000
Research and experimentation and alternative minimum tax credits	271,000	244,000
Stock-based compensation	55,000	—
Net operating loss carryforward	1,741,000	—

Total non-current deferred tax assets	2,479,000	656,000
Deferred tax asset	3,630,000	1,686,000

Non-current deferred tax liabilities—other	331,000	6,000

Net deferred tax asset	$3,299,000	$1,680,000

At January 31, 2008, the Company has net operating loss carry-forwards for U.S. Federal tax purposes of approximately $4,667,000 and research and development and AMT tax credits of $175,000 which expire in various years through 2028.

Realization of the Company’s net deferred tax assets is dependant upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carry-forwards. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, it is more likely than not that its deferred tax assets will be realized . Accordingly, no valuation allowance has been established for these tax benefits.

On February 1, 2007, the Company adopted the provisions of FIN 48 and FASB Staff Position 48-1. As a result, the Company has recorded a liability for $225,000 and $258,000 as of February 1, 2007 and January 31,

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

2008 respectively, of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. At February 1, 2007, accrued interest was $31,000 and accrued penalties were $21,000 for a total of $52,000. As of January 31, 2008 accrued interest were $64,000 and accrued penalties of $21,000 for a total of $85,000. If the unrecognized tax benefits were to be recognized in a future period it would reduce the statement of operations tax provision, thereby impacting the effective tax rate. The impact of recognition on the income tax provision reflects the amounts for unrecognized tax benefits net of the deferred tax benefit on accrued interest and state income tax items, and reversal of accrued interest and penalties. Interest and penalties related to underpayment of income taxes are classified as a component of income taxes in the consolidated statement of operations.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits: February 1, 2007	$225,000
Gross increases: tax positions taken in prior periods	33,000
Gross decreases: tax positions taken in prior periods	—
Gross increases: current period tax positions	—

Unrecognized tax benefits: January 31, 2008	$258,000

With some exceptions on amended tax returns from years 2001-2003, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2003.

The Company is not currently under examine by any taxing authority. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next 12 months.

12.    Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $8,459,000, $9,311,000 and $16,809,000 for the years ended January 31, 2008, 2007 and 2006, respectively. Of these amounts, approximately $3,352,000, $4,591,000 and $7,201,000 were sales directly to U.S. Government agencies for the years ended January 31, 2008, 2007 and 2006, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to The Boeing Company and Hawker Beechcraft Corporation represented approximately 12% and 11%, respectively, of revenue for the year ended January 31, 2008. Sales to The Boeing Company represented approximately 11% of revenue for the year ended January 31, 2007. For the year ended January 31, 2006, sales to Lockheed Martin Corporation and The Boeing Company represented approximately 13% and 10%, respectively, of revenue. Included in these amounts are sales of products to the U.S. Government. Foreign sales for the years ended January 31, 2008, 2007 and 2006 were approximately $4,480,000, $7,529,000 and $7,684,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10 percent of revenue for years ended January 31, 2008, 2007 or 2006.

Accounts receivable at January 31, 2008 included approximately $674,000 due from The Boeing Company. Accounts receivable at January 31, 2007 included approximately $1,339,000, $1,105,000 and $705,000 due from Raytheon Company, foreign customers and The Boeing Company, respectively. No other customers represented greater than 10 percent of accounts receivable at January 31, 2008 or 2007.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

13.    Contingencies and Commitments

Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of January 31, 2008, there were no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by an environmental compliance specialist, and which is included in the environmental liability (see Note 8). Thus, in accordance with Emerging Issues Task Force (“EITF”) 90-8, Capitalization of Costs to Treat Environmental Contamination, the Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

Commitments

Purchase commitments

At January 31, 2008, the Company was committed to future purchases of approximately $4,560,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

Purchase commitments as of January 31, 2008 are as follows:

	Payments Due By Period
	Total	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years
Purchase commitments	$4,560,000	$3,604,000	$535,000	$421,000	$—

Leases

The Company entered into various operating leases in fiscal years 2003 and 2002 to lease certain equipment. No new leases occurred during fiscal years 2007 or 2006. On September 20, 2007, the Company entered into a five year operating lease at a facility near Earlysville, Virginia, which represents the new offices for the Engineering, Marketing and repairs/overhaul employees of Avionics who were retained subsequent to the consolidation of the Earlysville operations into the Clearwater facility. Total rental expense was approximately $321,000, $391,000 and $473,000 for the years ended January 31, 2008, 2007 and 2006, respectively which is included in cost of sales.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2008 are as follows:

Operating Leases
2009	$177,000
2010	169,000
2011	169,000
2012	131,000

Total minimum lease payments	$646,000

Letter of credit

The Company issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005 in the amount of $398,000. This LOC provides the South Korean government with financial assurance that the Company will perform in accordance with the offset requirements under its contract to provide IMFPs for South Korea’s T-50 military aircraft. The offset requirements specify that the Company will effect a transfer of technology in accordance with the agreement. The Company will incur certain expenses associated with this obligation. Consequently, the Company accrues a liability with each IMFP shipment in anticipation of satisfying the offset requirements of the contract. This liability was approximately $123,000 and $143,000 at January 31, 2008 and 2007, respectively. The South Korean government can collect under the terms of the LOC only in the event that the Company is in material breach of its contract obligations. The term of this LOC expires in July 2009.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

14.    Quarterly Data (Unaudited)

Set forth below are the Company’s quarterly data (unaudited) for the years ended January 31, 2008, 2007 and 2006.

	Quarters Ended
	April 27	July 27	October 27	January 31
2008
Revenue	$6,825,000	$5,292,000	$7,427,000	$5,861,000
Gross margin	$1,775,000	$95,000	$1,467,000	$772,000
Operating income (loss)	$178,000	$(2,186,000)	$(803,000)	$(2,255,000)
Net income (loss)	$62,000	$(1,303,000)	$(607,000)	$(1,533,000)
Basic earnings (loss) per share	$0.02	$(0.37)	$(0.17)	$(0.43)
Diluted earnings (loss) per share	$0.02	$(0.37)	$(0.17)	$(0.43)

	April 28	July 28	October 27	January 31
2007
Revenue	$8,481,000	$7,595,000	$7,917,000	$7,260,000
Gross margin	$2,742,000	$1,899,000	$2,587,000	$1,592,000
Operating income (loss)	$611,000	$(69,000)	$532,000	$(132,000)
Net income (loss)	$583,000	$(77,000)	$270,000	$(211,000)
Basic earnings (loss) per share	$0.16	$(0.02)	$0.08	$(0.06)
Diluted earnings (loss) per share	$0.15	$(0.02)	$0.08	$(0.06)
2006
Revenue	$9,075,000	$8,977,000	$8,957,000	$7,754,000
Gross margin	$2,525,000	$3,011,000	$2,617,000	$2,039,000
Operating income	$712,000	$836,000	$626,000	$134,000
Net income	$449,000	$482,000	$490,000	$1,129,000
Basic earnings per share	$0.11	$0.12	$0.12	$0.29
Diluted earnings per share	$0.11	$0.12	$0.12	$0.29

15. Subsequent Event

Douglas Hillman joined the Company in April 2008 as its President and Chief Executive Officer.