Form 10-Q
period 2008-05-02
AEROSONIC CORP /DE/
filed 2008-06-16
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 2, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

As of May 30, 2008, the issuer had 3,580,901 shares of common stock outstanding, net of treasury shares.

PART I - FINANCIAL INFORMATION

Cautionary Note on Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us as to current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of the Company’s control. You should specifically consider the factors identified in Part II Item 1A. RISK FACTORS of this Quarterly Report on Form 10-Q, which could cause actual results to differ from those referred to in forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our Company.

All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by this Cautionary Note on Forward-Looking Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 2, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$95,000	$28,000
Accounts receivable, net of allowance for doubtful accounts of $202,000 and $131,000, respectively	4,733,000	4,593,000
Income taxes receivable	4,000	29,000
Inventories, net	7,711,000	7,760,000
Prepaid expenses	217,000	154,000
Property held for sale, net	1,712,000	1,712,000
Deferred income taxes	1,084,000	1,151,000

Total current assets	15,556,000	15,427,000
Property, plant and equipment, net	1,995,000	2,127,000
Deferred income taxes	2,670,000	2,479,000
Intangible assets, net	833,000	888,000
Goodwill	366,000	366,000
Other assets, net	87,000	93,000

Total assets	$21,507,000	$21,380,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$5,726,000	$5,814,000
Accounts payable, trade	3,007,000	3,107,000
Revolving credit facility	2,183,000	1,514,000
Compensation and benefits	791,000	956,000
Accrued sales commissions	243,000	242,000
Accrued expenses and other liabilities	1,402,000	1,364,000

Total current liabilities	13,352,000	12,997,000
Unrecognized tax benefits	258,000	258,000
Deferred income taxes	311,000	331,000

Total liabilities	13,921,000	13,586,000

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.40 par value; authorized 8,000,000 shares; issued 4,011,668 shares at May 2, 2008 and 4,008,053 shares at January 31, 2008; outstanding 3,580,901 shares at May 2, 2008 and 3,577,286 at January 31, 2008	1,606,000	1,605,000
Additional paid-in capital	4,844,000	4,817,000
Retained earnings	4,299,000	4,535,000
Less treasury stock: 430,767 shares at both May 2, 2008 and January 31, 2008, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	7,586,000	7,794,000

Total liabilities and stockholders’ equity	$21,507,000	$21,380,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 2, 2008	April 27, 2007
Revenues	$6,651,000	$6,825,000
Cost of sales	5,248,000	5,050,000

Gross profit	1,403,000	1,775,000
Selling, general and administrative expenses	1,637,000	1,861,000
Gain on sale of property, plant and equipment	2,000	264,000

Operating income (loss)	(232,000)	178,000

Other income (expense):
Interest expense, net	(156,000)	(40,000)
Other income	8,000	—

	(148,000)	(40,000)

Income (loss) before income taxes	(380,000)	138,000
Income tax benefit (expense)	144,000	(76,000)

Net income (loss)	$(236,000)	$62,000

Basic and diluted earnings (loss) per share	$(0.07)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 2, 2008	April 27, 2007
Cash flows from operating activities:
Net income (loss)	$(236,000)	$62,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	112,000	127,000
Amortization	61,000	6,000
Bad debt expense	100,000	—
Stock-based compensation	28,000	12,000
Gain on sale of property, plant and equipment	(2,000)	(264,000)
Deferred income taxes	(144,000)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(240,000)	972,000
Income taxes receivable	25,000	40,000
Inventories, net	49,000	56,000
Prepaid expenses	(63,000)	(3,000)
Other assets	—	(5,000)
Accounts payable, trade	(100,000)	207,000
Compensation and benefits	(165,000)	(78,000)
Accrued sales commissions	1,000	—
Accrued expenses and other liabilities	38,000	(106,000)

Net cash provided by (used in) operating activities	(536,000)	1,026,000

Cash flows from investing activities:
Proceeds from the sale of property	22,000	385,000
Purchases of property, plant and equipment	—	(49,000)

Net cash provided by investing activities	22,000	336,000

Cash flows from financing activities:
Net increase in revolving credit facility	669,000	—
Principal payments on current maturities of long-term debt and notes payable	(88,000)	(60,000)

Net cash provided by (used in) financing activities	581,000	(60,000)

Change in cash and cash equivalents	67,000	1,302,000
Cash and cash equivalents, beginning of period	28,000	1,276,000

Cash and cash equivalents, end of period	$95,000	$2,578,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$156,000	$40,000

Income taxes	$—	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Description of Business, Basis of Presentation and Recent Accounting Pronouncements

Description of Business

The primary business of Aerosonic Corporation and subsidiaries (the “Company”) is to manufacture and sell aircraft instrumentation to government and commercial users from its facilities located in Florida and Virginia. The Company’s customers are located worldwide.

On August 21, 2007, the Company purchased 100% of the outstanding stock of OP Technologies, Inc. (“OP Tech”), an Oregon-based developer and manufacturer of cockpit glass display solutions.

Financial Condition and Management’s Plans

As of both May 2, 2008 and January 31, 2008 we were not in compliance with certain debt covenants with our lender and consequently, all of our debt with our lender is classified as current in our consolidated balance sheets at both May 2, 2008 and January 31, 2008. We currently have a written waiver through June 30, 2008 relating to our noncompliance and are currently in negotiations with our lender. We expect to renegotiate our debt agreements to ensure compliance throughout fiscal year 2009. If we do not renegotiate such agreements and are not in compliance with such agreements, our lender may accelerate the maturity of the notes. Based upon an analysis of our contracts in place and our current backlog, we believe we will be able to generate sufficient cash flows to fund our operating needs through the remainder of fiscal 2009. If certain of these events do not materialize, we believe other alternatives exist to meet our cash requirements. Although we have challenges ahead of us, we believe our current plans will allow us to improve our operational performance for the fiscal year 2009.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and therefore do not include all the information and notes necessary for a fair presentation of financial position, results of operations and cash flow in conformity with U.S. GAAP. These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, restructuring and environmental costs, (ii) percentage-of-completion estimates, (iii) other miscellaneous accruals and (iv) valuation allowances for accounts receivable, inventory and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

The accompanying consolidated financial statements include the accounts of Aerosonic Corporation and its wholly-owned subsidiaries, Avionics Specialties, Inc. (“Avionics”) and OP Tech (since the date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31. Accordingly, all references to the first quarter mean the first quarter ended on the last Friday of April or the first Friday of May of the referenced fiscal year. For example, references to the first quarter of fiscal year 2009 mean the quarter ended May 2, 2008.

These financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2008. Operating results for the three months ended May 2, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. Effective February 1, 2008, the Company did not elect the fair value option for any instruments.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company was required to adopt the provisions of SFAS 157 in the first quarter of the fiscal year beginning February 1, 2008. The adoption of SFAS 157 had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—A Replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations (“SFAS 141”), that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141(R) will change the accounting treatment for certain specific items, including:

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

Note 2. Accounts Receivable

The Company’s allowance for doubtful accounts activity for the three months ended May 2, 2008 and April 27, 2007 was as follows:

	Three Months Ended,
	May 2, 2008	April 27, 2007
Beginning balance	$131,000	$10,000
Amounts written off	(29,000)	—
Amounts provided for	100,000	—

Ending balance	$202,000	$10,000

Note 3. Inventories

Inventories at May 2, 2008 and January 31, 2008 consisted of the following:

	May 2, 2008	January 31, 2008
Raw materials	$6,407,000	$6,414,000
Work in process	1,981,000	2,070,000
Finished goods	158,000	153,000
Reserve for obsolete and slow moving inventory	(835,000)	(877,000)

Inventories, net	$7,711,000	$7,760,000

The reserve for obsolete and slow moving inventory activity for the three months ended May 2, 2008 and April 27, 2007 was as follows:

	Three Months Ended,
	May 2, 2008	April 27, 2007
Beginning balance	$877,000	$618,000
Amounts charged (credited) to operations	(42,000)	42,000

Ending balance	$835,000	$660,000

Note 4. Intangible Assets

Amortization expense related to intangible assets for the three months ended May 2, 2008 was $55,000. Since these intangible assets were acquired during fiscal year 2008, there was no amortization expense related to intangible assets for the three months ended April 27, 2007. Amortization expense for the three months ended April 27, 2007 of $6,000 related to capitalized bond issue costs.

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of May 2, 2008 and January 31, 2008 consisted of the following:

	May 2, 2008	January 31, 2008
Environmental liability	$549,000	$639,000
Warranty liability	212,000	197,000
Product development programs	141,000	141,000
Other	500,000	387,000

Accrued expenses and other liabilities	$1,402,000	$1,364,000

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation was a continuation of the Company’s actions to be more responsive to customers’ demands and the majority of the consolidation was primarily completed in fiscal year 2008. Restructuring costs of $66,000 and $282,000 are included in selling, general and administrative expenses for the three months ended May 2, 2008 and April 27, 2007, respectively. Approximately $35,000 remains to be paid as of May 2, 2008 and is included in the line item “Other” in the preceding table.

Note 6. Long-Term Debt and Notes Payable and Revolving Credit Facility

The Company’s credit facilities are with Wachovia Bank, N.A. (“Wachovia”). In fiscal year 2008, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by the Company’s real estate in Clearwater, Florida. The Term Note is collateralized by the Company’s real estate in Earlysville, Virginia. The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 2.67% and 3.27% at May 2, 2008 and January 31, 2008, respectively), plus 300 basis points. Total available borrowings on the revolving credit facility at May 2, 2008 and January 31, 2008 including amounts borrowed as of those dates were $2,210,000 and $1,762,000, respectively.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both May 2, 2008 and January 31, 2008, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through June 30, 2008. If we do not renegotiate such agreements and are not in compliance with such agreements, our lender may accelerate the maturity of the notes. Consequently, the entire amount of long-term debt is classified as a current maturity at both May 2, 2008 and January 31, 2008.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Long-term debt and notes payable at May 2, 2008 and January 31, 2008 consisted of the following:

	May 2, 2008	January 31, 2008
Future Advance Promissory Note	$3,728,000	$3,816,000
Term Promissory Note	1,998,000	1,998,000

	5,726,000	5,814,000
Less: current maturities	(5,726,000)	(5,814,000)

Long-term debt and notes payable, less current maturities	$—	$—

Interest expense on long-term debt, notes payable and the revolving credit facility for the three months ended May 2, 2008 and April 27, 2007 was $156,000 and $40,000, respectively

Note 7. Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock shares resulting from stock options were not included in the computation of diluted earnings (loss) per share for the three months ended May 2, 2008 because the inclusion of the potential common stock would be anti-dilutive since the Company is in a net loss position and including such shares would reduce the net loss per share.

	Three Months Ended,
	May 2, 2008	April 27, 2007
Weighted average shares outstanding – basic	3,580,901	3,567,515
Dilutive effect of stock options	—	12,177

Weighted average shares outstanding – diluted	3,580,901	3,579,692

Options to Purchase Stock

On April 22, 2008, the Company issued to its President and Chief Executive Officer and to its Executive Vice President of Sales and Marketing, options to purchase 75,000 shares each of the Company’s common stock at the common stock’s market price on that day. These options vest from one to three years and from one to four years, respectively, from the date of grant.

Stock-Based Compensation

For the three months ended May 2, 2008 and April 27, 2007, total equity-based compensation of approximately of $28,000 and $12,000, respectively, related to stock options previously granted was included in selling, general and administrative expenses.

Note 8. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of May 2, 2008, there were no claims or legal actions that we believe will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with Emerging Issues Task Force 90-8, Capitalization of Costs to Treat Environmental Contamination, the Company has capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008. Total rent expense under the facility lease near Earlysville, Virginia for the three months ended May 2, 2008 and April 27, 2007 was $39,000 and $0, respectively, which is included in cost of sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Sales for the first quarter of fiscal year 2009 decreased approximately $174,000, or 3%, when compared to the first fiscal quarter of 2008. The decrease in sales was driven primarily by continuing operating inefficiencies associated with the relocation, consolidation and integration of previously decentralized operations in Earlysville, Virginia, making it difficult to fill existing sales orders on a timely basis.

Cost of sales for the first fiscal quarter of 2009 increased by $198,000, or 4%, to $5,248,000 when compared to $5,050,000 for the first fiscal quarter of 2008. Gross margin decreased from 26% for the first fiscal quarter of 2008 to 21% for the first fiscal quarter of 2009.

The decline in gross margin as a percentage of revenue is due to the following:

•	an increase in material and labor costs, much of which relates to productivity and production challenges we continued to experience in the first fiscal quarter of 2009;

•	short term operating inefficiencies associated with the relocation, consolidation and integration of previously decentralized operations;

•	constraints on price brought about by fixed income contracts; and

•	a highly competitive market.

Improving gross margin will require the following:

•	improving controls over the manufacturing process;

•	planning inventory purchases and movement carefully; and

•	reducing costs and inefficiencies in our operations through better resource management and improved accountability.

These initiatives will be complimented with a marketing and sales strategy that addresses the highly competitive environment.

Selling, general and administrative expenses for the first fiscal quarter of 2009 decreased $224,000 when compared to the first fiscal quarter of 2008. This decrease was attributable to the benefits of consolidating our Earlysville, Virginia operations with our Clearwater, Florida operations, which began and was primarily completed during fiscal year 2008.

Interest expense, net increased approximately $116,000 for the first fiscal quarter of 2009 when compared to the first fiscal quarter of 2008. This decrease is a function of larger average balances outstanding on our credit facilities.

The first fiscal quarter of 2008 operating results included a gain on sale of property, plant and equipment of $264,000. This gain was due to the sale of our Wichita, Kansas property as well as the sale during the first fiscal quarter of 2008 of certain machinery and equipment that was no longer required for operations.

Income tax expense decreased approximately $220,000 for the first fiscal quarter of 2009 when compared to the first fiscal quarter of 2008. This decrease was primarily due to operating losses incurred in the first fiscal quarter of 2009.

Liquidity and Capital Resources

Cash used in operating activities was approximately $536,000 for the first fiscal quarter of 2009, a decrease in cash provided of approximately $1,562,000 when compared to the first fiscal quarter of 2008. This increase in cash used is primarily attributable to continuing losses from operations.

Cash provided by investing activities for first fiscal quarter of 2009 and the first fiscal quarter of 2008 consisted primarily of proceeds from the sale of property.

Cash provided by financing activities for the first fiscal quarter of 2009 increased approximately $641,000 when compared to the first fiscal quarter of 2008. This increase is a function of increased borrowing under our revolving credit facility. As of both May 2, 2008 and January 31, 2008 we were not in compliance with certain debt covenants with our lender and consequently, all of our debt with our lender is classified as current in our consolidated balance sheets at both May 2, 2008 and January 31, 2008. We currently have a written waiver through June 30, 2008 relating to our noncompliance and are currently in negotiations with our lender. We expect to renegotiate our debt agreements to ensure compliance throughout fiscal year 2009. If we do not renegotiate such agreements and are not in compliance with such agreements, our lender may accelerate the maturity of the notes. Based upon an analysis of our contracts in place and our current backlog, we believe we will be able to generate sufficient cash flows to fund our operating needs through the remainder of fiscal 2009. If certain of these events do not materialize, we believe other alternatives exist to meet our cash requirements. Although we have challenges ahead of us, we believe our current plans will allow us to improve our operational performance for the fiscal year 2009.

Our ability to maintain sufficient liquidity in fiscal year 2009 and beyond is highly dependent upon achieving expected operating results. Failure to successfully achieve these results could have a material adverse effect on our liquidity and operations in the remainder of fiscal year 2009, and could require implementation of curative measures, including deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Working Capital and Capital Expenditures

Our working capital at May 2, 2008 was $2,204,000 compared to $2,430,000 at January 31, 2008. The reduction in working capital during the first fiscal quarter of 2009 related primarily to an increase in borrowings under our revolving credit facility.

The accounts receivable days outstanding decreased to 65 days at May 2, 2008, compared to 66 days at January 31, 2008. Credit terms provided to customers are consistent with those normally offered in our industry.

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

Our capital expenditures for first fiscal quarter of 2009 were $0 compared to $49,000 for first fiscal quarter of 2008. Historically, our capital budget has been intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We presently anticipate no additional significant capital expenditures until such time as our operating results and cash flows from operations improve.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified previously under “Results of Operations” and “Liquidity and Capital Resources”. Such differences could be material.

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

Inventories

The Company values inventory at the lower of cost (using a method that approximates the first-in, first-out method (“FIFO”) or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history.

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

Revenue Recognition

The Company generally recognizes revenue from sales of its products when the following have occurred: evidence of a sale arrangement exists; delivery or shipment has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectibility is reasonably assured.

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

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements except as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008 nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. Effective February 1, 2008, the Company did not elect the fair value option for any instruments.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company was required to adopt the provisions of SFAS 157 in the first quarter of the fiscal year beginning February 1, 2008. The adoption of SFAS 157 had no effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations—A Replacement of FASB Statement No. 141 (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations (“SFAS 141”), that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and that an acquirer be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141(R) will change the accounting treatment for certain specific items, including:

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the outstanding balance on our credit facilities as of May 2, 2008, a 1% increase in interest rates would cost us approximately $79,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of May 2, 2008. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of January 31, 2008, described within the 2008 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of May 2, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules.

Changes in Internal Control Over Financial Reporting

Since January 31,2008, including the period covered by this Quarterly Report, we have made certain changes to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which are likely to have a material effect on such controls. For a discussion of these changes, please refer to Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the year ended January 31, 2008.

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

The risk factors included in our Annual Report on Form 10-K for the year ended January 31, 2008 have not materially changed.

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

Date: June 16, 2008

AEROSONIC CORPORATION

/s/ Douglas Hillman
Douglas Hillman President and Chief Executive Officer

Date: June 16, 2008

AEROSONIC CORPORATION

/s/ Charles Pope
Charles Pope
Executive Vice President and Chief Financial Officer