Form 10-Q
period 2008-08-01
AEROSONIC CORP /DE/
filed 2008-09-26
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2008, the issuer had 3,592,352 shares of Common Stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 1, 2008	January 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,000	$28,000
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $131,000, respectively	3,752,000	4,593,000
Income taxes receivable	3,000	29,000
Inventories, net	7,594,000	7,760,000
Prepaid expenses	177,000	154,000
Property held for sale, net	1,712,000	1,712,000
Deferred income taxes	1,044,000	1,151,000

Total current assets	14,366,000	15,427,000
Property, plant and equipment, net	1,917,000	2,127,000
Deferred income taxes	2,845,000	2,479,000
Intangible assets, net	779,000	888,000
Goodwill	366,000	366,000
Other assets, net	80,000	93,000

Total assets	$20,353,000	$21,380,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$5,639,000	$5,814,000
Accounts payable, trade	2,600,000	3,107,000
Revolving credit facility	1,674,000	1,514,000
Compensation and benefits	1,017,000	956,000
Accrued sales commissions	242,000	242,000
Accrued expenses and other liabilities	1,210,000	1,364,000

Total current liabilities	12,382,000	12,997,000
Unrecognized tax benefits	258,000	258,000
Deferred income taxes	311,000	331,000

Total liabilities	12,951,000	13,586,000

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,023,119 shares at August 1, 2008 and 4,008,053 shares at January 31, 2008; outstanding 3,592,382	1,607,000	1,605,000
shares at August 1, 2008 and 3,577,286 at January 31, 2008
Additional paid-in capital	4,893,000	4,817,000
Retained earnings	4,065,000	4,535,000
Less treasury stock: 430,767 shares at both August 1, 2008 and January 31, 2008, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	7,402,000	7,794,000

Total liabilities and stockholders’ equity	$20,353,000	$21,380,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007
Sales, net	$5,962,000	$5,292,000	$12,613,000	$12,117,000
Cost of sales	3,922,000	5,197,000	9,170,000	10,247,000

Gross profit	2,040,000	95,000	3,443,000	1,870,000
Selling, general and administrative expenses	(2,297,000)	(2,332,000)	(3,933,000)	(4,193,000)
Gain on sale of property, plant and equipment	2,000	51,000	4,000	315,000

Operating loss	(255,000)	(2,186,000)	(486,000)	(2,008,000)

Other income (expense):
Interest expense, net	(90,000)	(36,000)	(246,000)	(76,000)
Other expense	(24,000)	—	(17,000)	—

	(114,000)	(36,000)	(263,000)	(76,000)

Loss before income taxes	(369,000)	(2,222,000)	(749,000)	(2,084,000)
Income tax benefit	135,000	919,000	279,000	843,000

Net loss	$(234,000)	$(1,303,000)	$(470,000)	$(1,241,000)

Basic loss per share	$(0.06)	$(0.37)	$(0.13)	$(0.35)

Diluted loss per share	$(0.06)	$(0.37)	$(0.13)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	August 1, 2008	July 27, 2007
Cash flows from operating activities:
Net loss	$(470,000)	$(1,241,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	190,000	254,000
Amortization	121,000	11,000
Bad debt expense	100,000	26,000
Stock-based compensation	78,000	25,000
Gain on sale of property, plant and equipment	(4,000)	(315,000)
Deferred income taxes	(279,000)	(853,000)
Changes in assets and liabilities:
Accounts receivable, net	741,000	516,000
Income taxes receivable	26,000	(37,000)
Inventories, net	166,000	(516,000)
Prepaid expenses	(23,000)	29,000
Other assets	1,000	(10,000)
Accounts payable, trade	(507,000)	440,000
Compensation and benefits	61,000	(237,000)
Accrued sales commissions	—	7,000
Accrued expenses and other liabilities	(154,000)	833,000

Net cash provided by (used in) operating activities	47,000	(1,068,000)

Cash flows from investing activities:
Proceeds from the sale of property	24,000	510,000
Purchases of property, plant and equipment	—	(339,000)

Net cash provided by investing activities	24,000	171,000

Cash flows from financing activities:
Net increase in revolving credit facility	160,000	—
Principal payments on current maturities of long-term debt and notes payable	(175,000)	(119,000)

Net cash used in financing activities	(15,000)	(119,000)

Change in cash and cash equivalents	56,000	(1,016,000)
Cash and cash equivalents, beginning of period	28,000	1,276,000

Cash and cash equivalents, end of period	$84,000	$260,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$253,000	$77,000

Income taxes	$—	$50,000

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

Financial Condition and Management’s Plans

As of both August 1, 2008 and January 31, 2008 the Company was not in compliance with certain debt covenants with our lender, Wachovia Bank, N.A. (“Wachovia”). As a result, the Company’s total debt with Wachovia, which equals $7,313,000, is subject to acceleration and is classified as current in our consolidated balance sheets at both August 1, 2008 and January 31, 2008. The Company currently has a written waiver through October 31, 2008 relating to its covenant noncompliance. The Company expects to restructure its debt. Based upon the Company’s analysis of its existing contracts and its current product order backlog, the Company believes that it will be able to generate sufficient cash flows to fund its operating needs through the remainder of fiscal 2009. If certain of these events do not materialize, the Company will explore other alternatives to meet its cash requirements.

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

The accompanying consolidated financial statements include the accounts of Aerosonic Corporation and its wholly-owned subsidiaries, Avionics Specialties, Inc. (“Avionics”) and OP Tech (since the date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31. Accordingly, all references to the second quarter mean the second quarter ended on the last Friday of July or the first Friday of August of the referenced fiscal year. For example, references to the second quarter of fiscal year 2009 mean the quarter ended August 1, 2008.

These financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2008. Operating results for the six months ended August 1, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009.

Certain amounts in the prior fiscal period’s consolidated financial statements have been reclassified to conform with the August 1, 2008 presentation. Such reclassification had no effect on net income or stockholders’ equity as previously reported.

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

Note 2. Accounts Receivable

The allowance for doubtful accounts activity for the six months ended August 1, 2008 and July 27, 2007 was as follows:

	Six Months Ended,
	August 1, 2008	July 27, 2007
Beginning balance	$131,000	$10,000
Amounts written off	(144,000)	—
Amounts provided for	100,000	26,000

Ending balance	$87,000	$36,000

Note 3. Inventories

Inventories at August 1, 2008 and January 31, 2008 consisted of the following:

	August 1, 2008	January 31, 2008
Raw materials	$6,318,000	$6,414,000
Work in process	1,993,000	2,070,000
Finished goods	172,000	153,000
Reserve for obsolete and slow moving inventory	(889,000)	(877,000)

Inventories, net	$7,594,000	$7,760,000

The reserve for obsolete and slow moving inventory activity for the six months ended August 1, 2008 and July 27, 2007 was as follows:

	Six Months Ended,
	August 1, 2008	July 27, 2007
Beginning balance	$877,000	$618,000
Amounts charged (credited) to operations	12,000	25,000

Ending balance	$889,000	$643,000

Note 4. Intangible Assets

Amortization expense related to intangible assets for the three and six months ended August 1, 2008 was $54,000 and $110,000, respectively. Since these intangible assets were acquired during fiscal year 2008, there was no amortization expense related to intangible assets for both the three and six months ended July 27, 2007. Amortization expense for the three and six months ended July 27, 2007 of $11,000 and $11,000, respectively, was related to capitalized debt issue costs.

Note 5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of August 1, 2008 and January 31, 2008 consisted of the following:

	August 1, 2008	January 31, 2008
Environmental liability	$509,000	$639,000
Warranty liability	227,000	197,000
Product development programs	141,000	141,000
Other	333,000	387,000

Accrued expenses and other liabilities	$1,210,000	$1,364,000

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation was a continuation of the Company’s actions to be more responsive to customers’ demands and was completed in fiscal year 2008. Restructuring costs of $76,000 and $503,000, are included in selling, general and administrative expenses for the three months ended August 1, 2008 and July 27, 2007, respectively. Restructuring costs of $142,000 and $785,000 are included in selling, general and administrative expenses for the six months ended August 1, 2008 and July 27, 2007, respectively. Approximately $35,000 remains to be paid as of August 1, 2008 and is included in “Other” in the preceding table.

Note 6. Long-Term Debt and Notes Payable and Revolving Credit Facility

The Company’s credit facilities are with Wachovia. In fiscal year 2008, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by the Company’s real estate in Clearwater, Florida. The Term Note is collateralized by the Company’s real estate in Earlysville, Virginia. The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 2.46% and 3.27% at August 1, 2008 and January 31, 2008, respectively), plus 300 basis points. Total available borrowings on the revolving credit facility at August 1, 2008 and January 31, 2008, including amounts borrowed as of those dates, were $972,000 and $1,762,000, respectively.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both August 1, 2008 and January 31, 2008, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through October 31, 2008. Consequently, the entire amount of long-term debt is classified as a current maturity at both August 1, 2008 and January 31, 2008.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Long-term debt and notes payable at August 1, 2008 and January 31, 2008 consisted of the following:

	August 1, 2008	January 31, 2008
Future Advance Promissory Note	$3,664,000	$3,816,000
Term Promissory Note	1,975,000	1,998,000

	5,639,000	5,814,000
Less: current maturities	(5,639,000)	(5,814,000)

Long-term debt and notes payable, less current maturities	$—	$—

Interest expense on long-term debt, notes payable and the revolving credit facility for the three months ended August 1, 2008 and July 27, 2007 was $90,000 and $55,000, respectively. Interest expense on long-term debt, notes payable and the revolving credit facility for the six months ended August 1, 2008 and July 27, 2007 was $246,000 and $93,000, respectively. These amounts are included in interest expense, net in the Company’s consolidated statements of operation.

Note 7. Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock shares resulting from stock options were not included in the computation of diluted earnings (loss) per share for the three and six months ended August 1, 2008, and for the three and six months ended July 27, 2007, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share.

	Three Months Ended,		Six Months Ended,
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007
Weighted average shares outstanding – basic	3,581,028	3,569,516	3,579,158	3,569,516
Dilutive effect of stock options	—	—	—	—

Weighted average shares outstanding – diluted	3,581,028	3,569,516	3,579,158	3,569,516

Options to Purchase Stock

On April 22, 2008, the Company issued to its President and Chief Executive Officer and to its Executive Vice President of Sales and Marketing, options to purchase 75,000 and 25,000 shares, respectively, of the Company’s common stock at the market price of the Company’s common stock on that day. These options vest from one to three years and from one to four years, respectively, from the date of grant.

Stock-Based Compensation

Total equity-based compensation of approximately $51,000 and $13,000 for the three months ended, and $78,000 and $25,000 for the six months ended, August 1, 2008 and July 27, 2007, respectively, relates to stock options granted and is included in selling, general and administrative expenses.

Note 8. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of August 1, 2008, there were no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008. Total rent expense under the facility lease near Earlysville, Virginia for the three and six months ended August 1, 2008 was $45,000 and $84,000, respectively, which is included in cost of sales. There was no such rent expense for both the three and six months ended July 27, 2007 since the Virginia facility lease commenced in September 2007.

Note 9. Subsequent Events

On August 8, 2008, the Company sustained significant damage to one of the buildings comprising its Clearwater, Florida facility as a result of a fire. The building was primarily used for general storage and product testing, probes and sensor manufacturing, as well as for shipping and receiving. On August 29, 2008, the Company’s insurer extended a $1,000,000 advance to the Company, the proceeds of which will be applied towards replacement of the contents of the building that were destroyed by the fire. While the Company’s main operating facility was not damaged by the fire, production was affected through loss of staged incoming raw materials and outgoing finished goods. We anticipate that the business interruption impact will be recoverable, in full or in part, under the Company’s insurance policy. The Company is continuing to work through the details of a comprehensive recovery plan including the effects of this event on the Company’s liquidity and cash flows.

On August 19, 2008, Mr. Charles L. Pope submitted his resignation as Executive Vice President, Chief Financial Officer and Secretary of the Company, effective as of September 19, 2008. The resignation of Mr. Pope is unrelated to his work performed and no issues have been raised regarding the integrity of the Company’s consolidated financial statements.

On September 11, 2008, Jeffrey Hummel resigned as the Company’s Controller, effective as of October 3, 2008. Since Mr. Pope’s resignation as Chief Financial Officer, Mr. Hummel has not acted as interim Chief Financial Officer. Douglas Hillman, the Company’s President and CEO has and will continue to act as interim Chief Financial Officer until a permanent successor is hired for that position.

On September 22, 2008, Mr. Pope entered into a consulting agreement with the Company pursuant to which he has agreed during a limited transition period to provide financial advisory and consulting services to the Company. The consulting agreement shall remain in effect for a 90 day period with 30 day automatic extensions, subject to termination at any time by either party. Pursuant to the terms of the consulting agreement, the Company shall pay Mr. Pope an hourly rate for his services plus reimbursement for travel and other expenses or disbursements. Mr. Pope shall not be required to devote more than 120 hours per month in performing services to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Sales for the second quarter of fiscal year 2009 increased $670,000, or 13%, to $5,962,000 when compared to $5,292,000 for the second quarter of fiscal year 2008. On a year-to-date basis, net sales were $12,613,000 during the first six months of fiscal year 2009, an increase of $496,000, or 4%, when compared to $12,117,000 for the first six months of fiscal year 2008. The increases in sales for the respective periods were driven primarily by improved operating inefficiencies associated with the relocation, consolidation and integration of the previously decentralized operations of the Company.

Cost of sales for the second quarter of fiscal year 2009 decreased $1,275,000, or 25%, to $3,922,000 when compared to $5,197,000 for the second quarter of fiscal year 2008. On a year-to-date basis, cost of sales were $9,170,000 during the first six months of fiscal year 2009, a decrease of $1,077,000, or 11%, when compared to $10,247,000 for the first six months of fiscal year 2008. Gross margin increased from 2% for the second quarter of fiscal year 2008 to 34% for the second quarter of fiscal year 2009. On a year-to-date basis, gross margin increased from 15% for the first six months of fiscal year 2008 to 27% for the first six months of fiscal year 2009.

The increase in gross margin as a percentage of sales is due to the following:

•	improvement in operating efficiencies associated with the consolidation of the Earlysville, Virginia operations;

•	a reduction in manufacturing overhead as a result of the consolidation of the operations.

Improving gross margin will require the following:

•	improving controls over the manufacturing process;

•	planning inventory purchases and movement; and

•	reducing costs and inefficiencies in our operations through better resource management and improved accountability.

These initiatives will be complemented with a marketing and sales strategy that addresses the highly competitive environment.

Selling, general and administrative expenses for the second quarter of fiscal year 2009 decreased $35,000 when compared to the second quarter of fiscal year 2008. On a year-to-date basis, selling, general and administrative expenses decreased $260,000 for the first six months of fiscal year 2009 when compared to the first six months of fiscal year 2008. This reduction in costs is mainly related to the scale down of the Earlysville, Virginia operations in connection with the consolidation and the resulting synergies obtained from the consolidation.

Interest expense, net increased $54,000 to $90,000 for the second quarter of fiscal year 2009 when compared to $36,000 for the second quarter of fiscal year 2008 and increased $170,000 to $246,000 for the first six months of fiscal year 2009 when compared to $76,000 for the first six months of fiscal year 2008. These increases are a function of larger average balances outstanding on our credit facilities.

Operating results for the second quarter and for the first six months of fiscal year 2008 included a gain on sale of property, plant and equipment of $51,000 and $315,000, respectively. These gains were due to the sale of our Wichita, Kansas property as well as the sale of certain machinery and equipment that was no longer required for operations.

Income tax benefit decreased approximately $784,000 for the second quarter of fiscal year 2009 when compared to the second quarter of fiscal year 2008. On a year-to-date basis, income tax benefit decreased $564,000 for the first six months of fiscal year 2009 when compared to the first six months of fiscal year 2008. These decreases were primarily due to decreased operating losses during the respective periods.

Liquidity and Capital Resources

Cash provided by operating activities was $47,000 for the first six months of fiscal year 2009, an increase of $1,115,000 when compared to the first six months of fiscal year 2008. This increase in cash provided is primarily attributable to the buildup of inventory and the payout of executive severance in the first six months of fiscal year 2008, in anticipation of the corporate consolidation, and the reduction of inventory purchases in the first six months of fiscal year 2009.

Cash provided by investing activities for the first six months of fiscal year 2009 and for the first six months of fiscal year 2008 consisted primarily of proceeds from the sale of property.

Cash used in financing activities for the first six months of fiscal year 2009 decreased $104,000 when compared to the first six months of fiscal year 2008. This decrease is a function of increased borrowing under our revolving credit facility. As of both August 1, 2008 and January 31, 2008 the Company was not in compliance with certain debt covenants with its lender, Wachovia. As a result, the Company’s total debt with Wachovia, which equals $7,313,000, is subject to acceleration and is classified as current in our consolidated balance sheets at both August 1, 2008 and January 31, 2008. The Company currently has a written waiver through October 31, 2008 relating to its covenant noncompliance. The Company expects to restructure its debt. Based upon the Company’s analysis of its existing contracts and its current product order backlog, the Company believes that it will be able to generate sufficient cash flows to fund its operating needs through the remainder of fiscal 2009. If certain of these events do not materialize, the Company will explore other alternatives to meet its cash requirements.

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

On August 8, 2008, we sustained significant damage to one of the buildings comprising our Clearwater, Florida facility as a result of a fire. The building was primarily used for general storage and product testing, probes and sensor manufacturing, as well as for shipping and receiving. On August 29, 2008, our insurer extended a $1,000,000 advance to us, the proceeds of which will be applied towards replacement of the contents of the building that were destroyed by the fire. While our main operating facility was not damaged by the fire, production was affected through loss of staged incoming raw materials and outgoing finished goods. We anticipate that the business interruption impact will be recoverable, in full or in part, under our insurance policy. We are continuing to work through the details of a comprehensive recovery plan including the effects of this event on our liquidity and cash flows.

Working Capital and Capital Expenditures

Our working capital at August 1, 2008 was $1,984,000 compared to $2,430,000 at January 31, 2008, for a decrease of $446,000. The reduction in working capital during the first six months of fiscal year 2009 related primarily to decreases in accounts receivable and inventory of $841,000 and $166,000, respectively, offset by a decrease in accounts payable of $507,000. The decrease in accounts receivable was primarily the result of improved days of sales outstanding to 50 at August 1, 2008 compared to 60 at January 31, 2008. The decrease in inventory was primarily the result of improved operating efficiencies associated with the relocation, consolidation and integration of previously decentralized operations in Earlysville, Virginia. The decrease in accounts payable coincides with the decrease in accounts receivable. Credit terms provided to customers are consistent with those normally offered in our industry.

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

We had no capital expenditures for first six months of fiscal year 2009 compared to $339,000 for first six months of fiscal year 2008. Historically, our capital budget has been intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We presently anticipate no additional significant capital expenditures until such time as our operating results and cash flows from operations improve.

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

Legal costs incurred in connection with environmental remediation are expensed as incurred. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under U.S. GAAP. Effective February 1, 2008, the Company did not elect the fair value option for any instruments.

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

Based on the outstanding balance on our credit facilities as of August 1, 2008, a 1% increase in interest rates would cost us approximately $73,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of August 1, 2008. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of January 31, 2008, described within the 2008 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of August 1, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules.

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

On September 22, 2008, Charles L. Pope, our former Chief Financial Officer, entered into a consulting agreement with the Company pursuant to which he has agreed during a limited transition period to provide financial advisory and consulting services to the Company. The consulting agreement shall remain in effect for a ninety day period with 30 day automatic extensions, subject to termination at any time by either party. Pursuant to the terms of the consulting agreement, the Company shall pay Mr. Pope an hourly rate for his services plus reimbursement for travel and other expenses or disbursements. Mr. Pope shall not be required to devote more than 120 hours per month in performing services to the Company.

On September 11, 2008, Jeffrey Hummel resigned as the Company’s Controller, effective as of October 3, 2008. Since Mr. Pope’s resignation as Chief Financial Officer, Mr. Hummel has not acted as interim Chief Financial Officer. Douglas Hillman, the Company’s President and CEO has and will continue to act as interim Chief Financial Officer until a permanent successor is hired for that position.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 26, 2008

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: September 26, 2008

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman Acting Chief Financial Officer