Form 10-Q
period 2008-10-31
AEROSONIC CORP /DE/
filed 2008-12-15
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2008

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

As of December 15, 2008, the issuer had 3,623,143 shares of Common Stock outstanding, net of treasury shares.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2008	January 31, 2008 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,133,000	$28,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $131,000, respectively	2,071,000	4,593,000
Income taxes receivable	3,000	29,000
Inventories, net	7,748,000	7,760,000
Prepaid expenses	425,000	154,000
Property held for sale, net	1,712,000	1,712,000
Deferred income taxes	741,000	1,151,000

Total current assets	13,833,000	15,427,000

Property, plant and equipment, net	1,308,000	2,127,000
Deferred income taxes	3,107,000	2,479,000
Intangible assets, net	724,000	888,000
Goodwill	366,000	366,000
Other assets, net	72,000	93,000

Total assets	$19,410,000	$21,380,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$5,573,000	$5,814,000
Accounts payable, trade	2,010,000	3,107,000
Customer advances (Note 5)	2,619,000	—
Accrued expenses and other liabilities	1,291,000	1,364,000
Compensation and benefits	751,000	956,000
Accrued sales commissions	242,000	242,000
Revolving credit facility	—	1,514,000

Total current liabilities	12,486,000	12,997,000

Deferred income taxes	270,000	331,000
Unrecognized tax benefits	258,000	258,000

Total liabilities	13,014,000	13,586,000

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,029,319 shares at October 31, 2008 and 4,008,053 shares at January 31, 2008; outstanding 3,598,552 shares at October 31, 2008 and 3,577,286 at January 31, 2008	1,612,000	1,605,000
Additional paid-in capital	4,874,000	4,817,000
Retained earnings	3,073,000	4,535,000
Less treasury stock: 430,767 shares at both October 31, 2008 and January 31, 2008, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	6,396,000	7,794,000

Total liabilities and stockholders’ equity	$19,410,000	$21,380,000

The accompanying notes are an integral part of these consolidated financial statements.

*	The consolidated balance sheet as of January 31, 2008 has been derived from the audited consolidated financial statements at that date.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2008	October 26, 2007	October 31, 2008	October 26, 2007
Sales, net	$2,915,000	$7,427,000	$15,528,000	$19,544,000
Cost of sales	3,011,000	5,960,000	12,181,000	16,207,000

Gross profit (loss)	(96,000)	1,467,000	3,347,000	3,337,000
Selling, general and administrative expenses	(1,771,000)	(2,270,000)	(5,704,000)	(6,463,000)
Gain from casualty loss (Note 10)	956,000	—	956,000	—
Gain on sale of property, plant and equipment	14,000	—	18,000	315,000

Operating loss	(897,000)	(803,000)	(1,383,000)	(2,811,000)

Other income (expense):
Interest expense, net	(94,000)	(103,000)	(340,000)	(179,000)
Other expense	(1,000)	(1,000)	(18,000)	(1,000)

	(95,000)	(104,000)	(358,000)	(180,000)

Loss before income taxes	(992,000)	(907,000)	(1,741,000)	(2,991,000)
Income tax benefit	—	300,000	279,000	1,143,000

Net loss	$(992,000)	$(607,000)	$(1,462,000)	$(1,848,000)

Basic loss per share	$(0.28)	$(0.17)	$(0.41)	$(0.52)

Diluted loss per share	$(0.28)	$(0.17)	$(0.41)	$(0.52)

Weighted average shares outstanding basic and diluted	3,606,668	3,574,286	3,599,120	3,571,826

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	October 31, 2008	October 26, 2007
Cash flows from operating activities:
Net loss	$(1,462,000)	$(1,848,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	293,000	334,000
Amortization	180,000	17,000
Bad debt expense	120,000	52,000
Stock-based compensation	64,000	38,000
Gain on sale of property, plant and equipment	(18,000)	(315,000)
Gain from casualty loss (Note 10)	(956,000)	—
Proceeds from insurance (Note 10)	1,000,000	—
Deferred income taxes	(279,000)	(1,153,000)
Changes in assets and liabilities:
Accounts receivable, net	2,402,000	731,000
Income taxes receivable	26,000	(46,000)
Inventories, net	(985,000)	(620,000)
Prepaid expenses	(271,000)	154,000
Other assets	5,000	(64,000)
Accounts payable, trade	(1,097,000)	500,000
Customer advances	2,619,000	—
Accrued expenses and other liabilities	(73,000)	(513,000)
Compensation and benefits	(205,000)	(347,000)

Net cash provided by (used in) operating activities	1,363,000	(3,080,000)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	23,000	510,000
Proceeds from insurance (Note 10)	1,600,000	—
Purchases of property, plant and equipment	(126,000)	(559,000)
Purchase of business	—	(1,000,000)

Net cash provided by (used in) investing activities	1,497,000	(1,049,000)

Cash flows from financing activities:
Net repayments on revolving credit facility	(1,514,000)	—
Proceeds from issuance of long-term debt and notes payable	—	5,920,000
Principal payments on current maturities of long-term debt and notes payable	(241,000)	(2,586,000)

Net cash provided by (used in) financing activities	(1,755,000)	3,334,000

Change in cash and cash equivalents	1,105,000	(795,000)
Cash and cash equivalents, beginning of period	28,000	1,276,000

Cash and cash equivalents, end of period	$1,133,000	$481,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$320,000	$180,000

Income taxes	$—	$50,000

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

Financial Condition and Management’s Plans

As of both October 31, 2008 and January 31, 2008, the Company was not in compliance with certain debt covenants with its lender, Wachovia Bank, N.A. (“Wachovia”). As a result, the Company’s total debt with Wachovia, which was $5,573,000 at October 31, 2008, is subject to acceleration and is classified as current on the consolidated balance sheets at both October 31, 2008 and January 31, 2008. The Company currently has a written waiver through January 31, 2009 relating to its covenant noncompliance. The Company expects to restructure its debt. The Company is currently in discussions with its current and other prospective lenders regarding restructuring its current debt; however, while management believes that these negotiations will be successful there can be no assurances in that regard.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Based upon the Company’s analysis of its existing contracts and its current product order backlog and assuming it can restructure its debt, the Company believes it will be able to generate sufficient cash flows to fund its operating needs through January 31, 2009. However, should significant losses continue into fiscal 2010, the Company will consider other alternatives to meet its cash requirements.

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

The accompanying consolidated financial statements include the accounts of Aerosonic Corporation and its wholly-owned subsidiaries, Avionics Specialties, Inc. (“Avionics”) and OP Tech (since the date of acquisition). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31. Accordingly, all references to the third quarter mean the third quarter ended on the last Friday of October or the first Friday of November of the referenced fiscal year. For example, references to the third quarter of fiscal year 2009 mean the quarter ended October 31, 2008.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of October 31, 2008, the consolidated statements of operations for the three and nine months ended October 31, 2008 and October 26, 2007, and the consolidated statements of cash flows for the three and nine months ended October 31, 2008 and October 26, 2007 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States. The consolidated balance sheet as of January 31, 2008 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended October 31, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2009. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 16, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The Company was required to adopt the provisions of SFAS 157 in the first quarter of the fiscal year beginning February 1, 2008. The adoption of SFAS 157 had no effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued Statement No. 141, Business Combinations-Revised (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.

In addition, SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will have an effect on the Company’s future acquisitions.

2. Accounts Receivable

The allowance for doubtful accounts activity for the nine months ended October 31, 2008 and October 26, 2007 was as follows:

	Nine Months Ended
	October 31, 2008	October 26, 2007
Beginning balance	$131,000	$10,000
Amounts written off	(166,000)	—
Amounts provided for	120,000	52,000

Ending balance	$85,000	$62,000

3. Inventories

Inventories at October 31, 2008 and January 31, 2008 consisted of the following:

	October 31, 2008	January 31, 2008
Raw materials	$5,480,000	$6,414,000
Work in process	3,050,000	2,070,000
Finished goods	165,000	153,000
Reserve for obsolete and slow moving inventory	(947,000)	(877,000)

Inventories, net	$7,748,000	$7,760,000

The reserve for obsolete and slow moving inventory activity for the nine months ended October 31, 2008 and October 26, 2007 was as follows:

	Nine Months Ended
	October 31, 2008	October 26, 2007
Beginning balance	$877,000	$618,000
Amounts charged to operations	70,000	25,000

Ending balance	$947,000	$643,000

4. Intangible Assets and Other Assets

Amortization expense related to intangible assets for the three and nine months ended October 31, 2008 was $54,000 and $164,000, respectively. Since these intangible assets were acquired during fiscal year 2008, there was no amortization expense related to intangible assets for both the three and nine months ended October 26, 2007.

Amortization expense related to capitalized debt issue costs for the three and nine months ended October 31, 2008 was $5,000 and $16,000, respectively. Amortization expense related to capitalized debt issue costs for the three and nine months ended October 26, 2007 was $6,000 and $17,000, respectively.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses. Capitalized debt issue costs are included in other assets.

5. Customer Advances

In September 2008, the Company began receiving advances from certain customers for unbilled product orders. Such advances are being used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the August 2008 fire (see Note 10). These advances represent non-interest bearing prepayments and will be offset against the resulting accounts receivable at the time of product shipments, which are expected to occur throughout the fourth quarter of fiscal year 2009 and the first quarter of fiscal year 2010.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of October 31, 2008 and January 31, 2008 consisted of the following:

	October 31, 2008	January 31, 2008
Environmental liability	512,000	639,000
Warranty liability	167,000	197,000
Product development programs	141,000	141,000
Other	471,000	387,000

Accrued expenses and other liabilities	$1,291,000	$1,364,000

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation was a continuation of the Company’s actions to be more responsive to customers’ demands and was completed in fiscal year 2008. Restructuring costs of $0 and $734,000, are included in selling, general and administrative expenses for the three months ended October 31, 2008 and October 26, 2007, respectively. Restructuring costs of $142,000 and $1,519,000 relating to our workforce reductions and facility consolidations are included in selling, general and administrative expenses for the nine months ended October 31, 2008 and October 26, 2007, respectively. There are no anticipated additional costs to be paid as of October 31, 2008.

7. Long-Term Debt and Notes Payable and Revolving Credit Facility

The Company’s credit facilities are with Wachovia. In fiscal year 2008, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by the Company’s real estate in Clearwater, Florida. The Term Note is collateralized by the Company’s real estate in Earlysville, Virginia. The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 2.58% and 3.27% at October 31, 2008 and January 31, 2008, respectively), plus 300 basis points. Total available borrowings on the revolving credit facility at October 31, 2008 and January 31, 2008, including amounts borrowed as of those dates, were $1,282,000 and $1,762,000, respectively.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both October 31, 2008 and January 31, 2008, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through January 31, 2009. Consequently, the entire amount of long-term debt is classified as current maturities at both October 31, 2008 and January 31, 2008.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Long-term debt and notes payable at October 31, 2008 and January 31, 2008 consisted of the following:

	October 31, 2008	January 31, 2008
Future Advance Promissory Note	$3,620,000	$3,816,000
Term Promissory Note	1,953,000	1,998,000

	5,573,000	5,814,000
Less: current maturities	(5,573,000)	(5,814,000)

Long-term debt and notes payable, less current maturities	$—	$—

Interest expense on long-term debt, notes payable and the revolving credit facility for the three months ended October 31, 2008 and October 26, 2007 was $94,000 and $103,000, respectively. Interest expense on long-term debt, notes payable and the revolving credit facility for the nine months ended October 31, 2008 and October 26, 2007 was $340,000 and $179,000, respectively.

8. Stockholders’ Equity

Loss Per Share

Basic loss per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted loss per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock shares resulting from stock options of 50,000 were not included in the computation of diluted loss per share for both the three and nine months ended October 31, 2008; furthermore, potential common shares resulting from stock options of 65,000 were not included in the computation of diluted loss per share for both the three and nine months ended October 26, 2007, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share.

Options to Purchase Common Stock

On April 22, 2008, the Company issued to its President and Chief Executive Officer and to its Executive Vice President of Sales and Marketing, options to purchase 75,000 shares and 25,000 shares, respectively, of the Company’s common stock at the common stock’s market price on that day of $4.47. These options vest from one to three years and from one to four years, respectively, from the date of grant.

On August 26, 2008 and October 1, 2008, the Company issued to certain key employees, options to purchase an aggregate of 40,200 shares of the Company’s common stock at the common stock’s market price on these respective dates of $2.39 and $3.05. These options vest from one to four years from the date of grant.

9. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of October 31, 2008, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000 for the year ended January 31, 2008, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with Emerging Issues Task Force 90-8, Capitalization of Costs to Treat Environmental Contamination, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred during the nine months ended October 31, 2008 totaled $127,000.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2008. Total rent expense under the facility lease near Earlysville, Virginia for the three and nine months ended October 31, 2008 was $42,000 and $126,000, respectively, which is included in cost of sales. Rent expense for both the three and nine months ended October 26, 2007 was $26,000.

10. Gain from Casualty Loss

On August 8, 2008, the Company sustained significant damage to one of the buildings comprising its Clearwater, Florida facility as a result of a fire. The building was primarily used for general storage and product testing, probes and sensor manufacturing, as well as for shipping and receiving. While the Company’s main operating facility was not damaged by the fire, production was affected through loss of staged incoming raw materials inventory and outgoing finished goods. During the third quarter of fiscal year 2009, the Company’s insurer extended advances to the Company totaling $2,600,000, some of the proceeds of which have been applied towards replacement of raw materials inventory and production assets lost in the fire, as well as retooling and reengineering of production equipment in the unaffected main operating facility that were necessary to accommodate the limited production activities of the damaged building.

The net book value of inventory and fixed assets destroyed in the fire was $997,000 and $647,000, respectively, resulting in a gain from casualty loss of $956,000 for both the three and nine months ended October 31, 2008.

The Company’s insurance coverage additionally provides for business interruption recoveries. The Company has engaged the services of outside legal counsel and a cost recovery specialist to assist with these recoveries. As a result, the total amounts recoverable from insurance have not been finalized. Professional fees associated with these services are $53,000 for both the three and nine months ended October 31, 2008, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company has also incurred additional costs for travel, rent and clean-up associated with fire. The costs are $41,000 for both the three and nine months ended October 31, 2008, which are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

General

On August 8, 2008, the Company sustained significant damage to one of the buildings comprising its Clearwater, Florida facility as a result of a fire. The building was primarily used for general storage and product testing, probes and sensor manufacturing, as well as for shipping and receiving. While the Company’s main operating facility was not damaged by the fire, production was affected through loss of staged incoming raw materials inventory and outgoing finished goods. During the third quarter of fiscal year 2009, the Company’s insurer extended advances to the Company totaling $2,600,000, some of the proceeds of which have been applied towards replacement of raw materials inventory and production assets lost in the fire, as well as retooling and reengineering of production equipment in the unaffected main operating facility that were necessary to accommodate the limited production activities of the damaged building.

Results of Operations

Net sales for the third quarter of fiscal year 2009 decreased $4,512,000, or 61%, to $2,915,000 when compared to $7,427,000 for the third quarter of fiscal year 2008. On a year-to-date basis, net sales were $15,528,000 during the first nine months of fiscal year 2009, a decrease of $4,016,000, or 21%, when compared to $19,544,000 for the first nine months of fiscal year 2008. The decreases in sales for the respective periods are due primarily to the business interruption caused by the August 8, 2008 fire.

Cost of sales for the third quarter of fiscal year 2009 decreased $2,949,000, or 49%, to $3,011,000 when compared to $5,960,000 for the third quarter of fiscal year 2008. On a year-to-date basis, cost of sales were $12,181,000 during the first nine months of fiscal year 2009, a decrease of $4,026,000, or 25%, when compared to $16,207,000 for the first nine months of fiscal year 2008. Gross margin decreased from 20% for the third quarter of fiscal year 2008 to (3%) for the third quarter of fiscal year 2009. On a year-to-date basis, gross margin increased from 17% for the first nine months of fiscal year 2008 to 22% for the first nine months of fiscal year 2009.

The three month comparative decrease in gross margin as a percent of sales is due primarily to production inefficiencies resulting from the interruption in business operations caused by the August 8, 2008 fire.

The nine month comparative increase in gross margin as a percentage of sales is due to the improvements in operating efficiencies and reductions in manufacturing overhead associated with the consolidation of the Company’s operations, all occurring during the first six months of fiscal year 2009.

Our continued improvement in gross margin will continue to require the following:

•	returning to full production;

•	improving controls over the manufacturing process;

•	planning inventory purchases and movement carefully; and

•	reducing costs and inefficiencies in our operations through better resource management and improved accountability.

These initiatives will be complemented with a marketing and sales strategy that addresses the highly competitive environment.

Selling, general and administrative expenses for the third quarter of fiscal year 2009 decreased $499,000 when compared to the third quarter of fiscal year 2008. On a year-to-date basis, selling, general and administrative expenses decreased $759,000 for the first nine months of fiscal year 2009 when compared to the first nine months of fiscal year 2008. This reduction in costs is mainly related to the scale down of the Virginia operation and the resulting synergies obtained from the consolidation.

Interest expense, net decreased $9,000 for the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2008 and increased $161,000 for the first nine months of fiscal year 2009 when compared to the first nine months of fiscal year 2008. The decrease for the third quarter of fiscal 2009 when compared to the third quarter of fiscal 2008 is the result of interest rate fluctuations along with the decrease in the revolving credit facility. The increase for the first nine months of fiscal year 2009 when compared to the first nine months of fiscal year 2008 is a function of larger average balances outstanding on our credit facilities.

Operating results for the first nine months of fiscal year 2008 included a gain on sale of property, plant and equipment of $315,000. This gain was due to the sale of our Wichita, Kansas property as well as the sale of certain machinery and equipment that was no longer required for operations.

Operating results for both the first three and nine months of fiscal year 2009 included a gain from casualty of $956,000 resulting from the August 8, 2008 fire. Insurance proceeds related to the fire were $2,600,000 and the net book value of inventory and fixed assets destroyed in the fire was $997,000 and $647,000, respectively for the three and nine months ended October 31, 2008.

Income tax benefit decreased approximately $300,000 for the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2008. On a year-to-date basis, income tax benefit decreased $864,000 for the first nine months of fiscal year 2009 when compared to the first nine months of fiscal year 2008. These decreases were primarily due to a decision by management to record a valuation allowance on the deferred tax assets for the third quarter of fiscal year 2009.

Liquidity and Capital Resources

We have incurred significant losses from operations which have adversely affected the Company’s ability to maintain adequate liquidity. The Company’s challenge to maintain favorable repayment terms with certain of its suppliers, which, in addition to the impact of the August 8, 2008 fire, is making it difficult for the Company to achieve full production. The severe sales reduction for the third quarter of fiscal year 2009 has also negatively impacted cash provided by operations, although this has been partially offset by certain customer advances. The Company has also been unable to sell the Virginia facility, although active marketing efforts are continuing. As a result, the Company is currently experiencing significant liquidity shortfalls. Obtaining sufficient liquidity to (i) satisfy working capital requirements, (ii) repay customer advances, (iii) fulfill necessary capital spending and (iv) meet the Company’s debt obligations is dependent both on the realization of positive cash flows from operations and on obtaining alternative financing sources. Otherwise, the Company will consider other alternatives to meet its cash requirements.

Cash provided by operating activities was $1,363,000 for the first nine months of fiscal year 2009, an increase of $4,443,000 when compared to the first nine months of fiscal year 2008. This increase in cash is primarily attributable to cash advances provided by certain customers to alleviate some of the Company’s liquidity challenges, as well as cash proceeds from the Company’s insurer as a result of the August 8, 2008 fire used for the purchase raw materials inventory, and for retooling, reengineering and other costs associated with the business interruption caused by the fire. Total customer advances for the first nine months of fiscal year 2009 was $2,619,000. In addition, collection efforts on receivables improved dramatically for the first nine months of fiscal year 2009. The increase in cash was partially offset by an increase in payments of trade payables from proceeds of customer advances and proceeds from the Company’s insurer as a result of the fire. Also, the Company is struggling to maintain favorable repayment terms with its vendors.

Cash provided by investing activities was $1,497,000 for first nine months of fiscal year 2009, an increase of $2,546,000 when compared to the first nine months of fiscal year 2008. The increase consisted primarily of insurance proceeds received in the third quarter of fiscal year 2009 totaling $1,600,000 due to the fire of August 8, 2008, along with the fiscal year 2008 acquisition of Op Tech resulting in a cash use of $1,000,000.

Cash used in financing activities for the first nine months of fiscal year 2009 decreased $5,089,000 when compared to the first nine months of fiscal year 2008. This decrease is a function of repayments on borrowing under our revolving credit facility and other debt reductions and the fiscal 2008 effects of long-term debt borrowings of $5,920,000. As of both October 31, 2008 and January 31, 2008, the Company was not in compliance with certain debt covenants with its lender, Wachovia. As a result, the Company’s total debt with Wachovia, which was $5,573,000 at October 31, 2008, is subject to acceleration and is classified as current on the consolidated balance sheets at both October 31, 2008 and January 31, 2008. The Company currently has a written waiver through January 31, 2009 relating to its covenant noncompliance. The Company expects to restructure its debt with Wachovia.

Working Capital and Capital Expenditures

Our working capital at October 31, 2008 was $1,347,000 compared to $2,430,000 at January 31, 2008, for a decrease of $1,083,000. The reduction in working capital during the first nine months of fiscal year 2009 related primarily to an increase in cash and cash equivalents of $1,105,000, decreases in accounts receivable of $2,522,000, and customer advances of $2,619,000; offset by a decrease in accounts payable and the revolving credit facility of $1,097,000 and $1,514,000, respectively. The decrease in accounts receivable was primarily the result of decreased sales due to the business interruption and improved days of sales outstanding to 36 at October 31, 2008 compared to 60 at January 31, 2008. The decrease in accounts payable resulted from management’s decision to use customer advances and insurance proceeds to pay normal trade payables to free up holds placed by suppliers and to pay off short-term borrowings, coupled with the Company’s struggle to maintain favorable repayment terms with certain of its vendors. Credit terms provided to customers are consistent with those normally offered in our industry.

Future capital requirements depend on numerous factors, including unforeseen costs associated with returning to full production capacity, research and development, expansion of product lines and other factors. Furthermore, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources. Currently, limited cash flow from operations prohibits us from meeting these challenges through organic growth.

We had $126,000 in capital expenditures for the first nine months of fiscal year 2009 compared to $559,000 for the first nine months of fiscal year 2008. The fiscal year 2009 expenditures occurred entirely during the third quarter for the purpose of replacing production assets lost in the August 8, 2008 fire, and for which additional spending will be necessary. Due to current liquidity shortfalls, the Company has been limited in its ability to purchase and/or construct production assets that take advantage of technological improvements to enhance production efficiencies.

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

Revenue Recognition

The Company generally recognizes revenue from sales of its products when the following have occurred: evidence of a sale arrangement exists; delivery or shipment has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

Property Held For Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended), are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000 for the year ended January 31, 2008, as determined by an environmental compliance specialist. There has been no change in these estimated costs for the three and nine months ended October 31, 2008. The Company capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

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

Share-Based Compensation

Effective February 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB 25 and recognized share-based employee compensation cost as a charge to net income. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007 and subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior February 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The adoption of SFAS 123(R) did not have a significant impact on the Company’s financial position or results of operations. SFAS 123(R) requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s share-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered non-substantive. Accordingly, the Company recognizes compensation expense related to share-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. SFAS 123(R) also requires an estimation of future forfeitures of share-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

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

In December 2007, the FASB issued Statement No. 141, Business Combinations-Revised (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front.

In addition, SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will have an effect on the Company’s future acquisitions.

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

Based on the outstanding balance on our credit facilities as of October 31, 2008, a 1% increase in interest rates would cost us approximately $58,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of October 31, 2008. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of January 31, 2008, described within the 2008 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of October 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules and accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Since January 31, 2008, including the period covered by this Quarterly Report, we have made certain changes to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which are likely to have a material effect on such controls. For a discussion of these changes, please refer to Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the year ended January 31, 2008.

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

Date: December 15, 2008

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: December 15, 2008

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
Acting Chief Financial Officer