Form 10-K
period 2009-01-31
AEROSONIC CORP /DE/
filed 2009-05-01
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2009

Commission File Number 1-11750

AEROSONIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1668471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 North Hercules Avenue

Clearwater, Florida 33765

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (727) 461-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.40 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “large accelerated filer”, “non-accelerated filer and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer (do not check if a smaller reporting company)  ☐    Small reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 1, 2008, the last business day of the registrant’s most recently completed second quarter was approximately $9,412,000, based upon the closing price of the common stock on the NYSE Amex (formerly the “American Stock Exchange” “AMEX”) on that date.,

As of May 1, 2009, the issuer had 3,620,343 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:

The information required to be furnished pursuant to part of Item 10, Item 11, part of Item 12, and Items 13 and 14 of Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement (“Proxy Statement”) for the Annual Meeting of Stockholders to be held on or about July 30, 2009, to be filed by the registrant with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A not later than 120 days after the year ended January 31, 2009.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

Unless stated to the contrary, or unless the context otherwise requires, references to “Aerosonic,” “the Company,” “we,” “our” or “us” in this report include Aerosonic Corporation and its subsidiaries.

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

We have a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2009 mean the fiscal year ended January 31, 2009.

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

In fiscal year 2008, we undertook the consolidation of our Avionics Earlysville, Virginia manufacturing operation into our Clearwater, Florida facility. The majority of this consolidation was completed in fiscal year 2008. This consolidation is a continuation of our actions to be more responsive to customers’ demands while increasing efficiencies. Certain Engineering and Marketing functions remain in the Earlysville area and have relocated to a new facility more appropriately sized for our planned streamlined structure. We are in the process of selling the Earlysville facility. We will continue manufacturing Avionics’ products at our Clearwater, Florida facility.

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

We are an aerospace industry leader in the design and manufacturing of aircraft instrumentation. These products are used for both primary flight data as well as standby redundant instruments in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace.

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

Our current market focus has been and will continue to be the design, development and supply of electronic and mechanical primary flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall warning systems, air data measurement systems and flight display systems. All of these products are critical to aircraft operation, performance and safety.

Strategy

Our goal is to continue to develop new products and reposition existing products for profitable growth and maintain a strong position within our niche markets, focusing on the development of profitable long-term relationships with major OEMs in the aerospace industry. New aircraft cockpits increasingly are being developed through strategic alliances with global market leaders. Due to existing OEM relationships, we are well-positioned to take advantage of strategic alliances. An increase in sales volume will depend upon new product introduction and further penetration of existing markets. We are largely vertically integrated in our manufacturing and distribution activities.

Products and Distribution

Our products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States military services. For the years ended January 31, 2009 and 2008, approximately 73% and 67%, respectively, of our sales were to the private sector. During these same two years, 27% and 33%, respectively, of our sales were to United States military services directly or indirectly.

During fiscal year 2009, we had one commercial customer, Boeing, which represented 13% of total revenues. A substantial amount of the business related to this customer is related to contracts it has with the U.S. Government. The loss of this customer would have a material adverse effect on our results of operations. In addition, we sell our products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 30% and 18% for the years ended January 31, 2009 and 2008, respectively.

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

We also produce digital cockpit instruments These Technical Service Order (“TSO”) certified indicators combine the accuracy, robustness and long-term reliability of digital electronic equipment, with a “pilot familiar” analog pointer display.

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

Contracts

Our contracts are normally for production or development. Our production contracts are typically fixed-price for a one year period with options to be exercised over a one to five year period with pricing targets established, and the aerospace industry trend for such contracts is moving away from five year contracts and toward contracts of shorter duration. We also secure purchase orders from customers for product sales in the normal course of our business that are binding contracts upon acceptance of the terms and conditions of the orders by us.

Fixed-price contracts provide for a firm fixed price on a variety of products and quantities of those products. Long-term contracts allow us to negotiate better overall prices that fit into customers’ production programs. These long-term commitments also allow us to capitalize on quantity based price reduction for raw materials.

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

At January 31, 2009, our backlog of firm orders was approximately $24.8 million, an decrease of approximately $117,000 when compared to backlog as of January 31, 2008. The amount of backlog that is deliverable within twelve months was approximately $19.2 million at January 31, 2009, an increase of approximately $1.7 million when compared to January 31, 2008. The foregoing backlog amounts represent firm orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation. Backlog amounts do not include business generated through repair and spare parts orders.

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

Patents and Licenses

We have patents on certain commercial and military products such as air data probes. We also have certain registered trademarks. This intellectual property portfolio, in the aggregate, is valuable to our operations however we do not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

We expended approximately $618,000 and $943,000 in research and development costs for potential new products and enhancements during the years ended January 31, 2009 and 2008, respectively. The decrease in expenditures in fiscal year 2009 when compared to fiscal year 2008 is due to the reassignment of most engineering resources to recovery of production and test capabilities lost in the August 8, 2008 fire. Approximately 17 engineers employed by us on a full-time or part-time basis are involved in these activities.

We continued our various development efforts during fiscal year 2009 for both military and commercial applications. In addition, the trend toward digital instrumentation includes a more networked approach to aircraft flight management systems thus requiring communication with other aircraft systems. This increase in communication requirements, coupled with the computerized nature of the products themselves, has led to requirements for more sophisticated diagnostic and test equipment. We are investigating new ways to meet these new needs. Further, we plan to continue our design efforts to satisfy our existing contractual obligations as well as our internal development of products for future customer applications.

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

Our AOA, stallwarning and IMFP products provide flight critical functions and are typically designed into the aircraft. Our rotating probe design provides a competitive advantage in terms of responsiveness and accuracy. There is limited competition in this product family.

We believe that the principal competitive factors are development cycle time, responsiveness to customer preferences, product quality, delivery reliability, price, technology, product reliability and product variety. We believe that our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

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

Employees

As of January 31, 2009, we employed 195 employees. Our future success depends on the ability to attract, train and retain quality personnel. Our employees are not represented by labor unions and we consider our relations with our employees to be good.

Executive Officers of the Company

Set forth below is information regarding our executive officers who are not director nominees as of January 31, 2009. Information regarding our executive officers who are continuing directors and director nominees is set forth in Item 10 of this Form 10-K which incorporates by reference to our 2009 Proxy Statement.

Douglas Hillman, age 53, joined the Company in April, 2008 as our President and Chief Executive Officer. He also began serving as our Acting Chief Financial Officer in September 2008. Mr. Hillman has held various executive and management positions within the Aerospace industry for over 25 years. He joined Aerosonic from Kearfott Guidance & Navigation Corporation, a manufacturer of precision guidance components, where he served as Vice President/General Manager since 2005. From 2001 through 2005, he worked for Bird Technologies Group, a designer/manufacturer of telecommunication devices, holding positions ranging from Vice President/General Manager to Chief Operating Officer. Prior to Bird Technologies Group, he held numerous management positions of increasing responsibility at Moog Inc. Mr. Hillman received MBA and BSEE degrees from the State University of New York at Buffalo. He currently serves on the Dean’s Council for the University’s School of Engineering.

P. Mark Perkins, age 52, joined the Company as Executive Vice President of Sales and Marketing in 1998 and has been a director since 1997. Mr. Perkins has over 19 years of experience in various segments of the aviation industry, most recently serving as Vice President of Marketing at Gulf Aerospace, Inc.

Thomas Cason, age 54, has served as the Company’s Executive Vice President and Chief Operating Officer since August 2008. Mr. Cason has held a number of senior operations roles, including Executive Vice President and Chief Operating Officer of DeMorgan Communities, an affordable housing developer, from 2006 through 2008. From 2003 to 2006, he served as Operations Director at Honeywell Aerospace, a provider of cabin management systems for the private corporate jet industry. He holds MBA, MS and BS degrees from Virginia Tech.

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

Our business is dependent on the aerospace industry

Our principal business is in the aerospace industry. This industry is primarily affected by the general state of the economy in the commercial sector and defense budgets of the U.S. and foreign governments in the military sector. Our focus in the commercial sector is in the general aviation business jet market. In the military sector, the levels of defense spending as well as the status of international conflicts have a direct impact on our business. The outbreak or escalation of terrorist attacks or international hostilities could cause deterioration in the commercial and business aircraft market.

A portion of our business is dependent on U.S. Government contracts

Our dependence on revenue from U.S. Government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that funding for these contracts may be delayed or diverted to other uses.

We perform work under a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government. Sales under these contracts as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 27% and 33% of our total revenue for fiscal years 2009 and 2008, respectively.

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

As part of the aerospace industry our business is heavily regulated and the cost of non-compliance with applicable regulations could be significant

The aerospace industry is heavily regulated and failure to comply with applicable laws or regulations could reduce our sales, or require us to incur additional costs to achieve compliance, which could have a material adverse effect on our results of operations.

The FAA prescribes standards and licensing requirements for aircraft components, including virtually all of our products. Comparable agencies, such as the U.K. Civil Aviation Authority, the Japanese Civil Aviation Board and South Korea’s Aviation Safety Authority regulate these matters in other countries.

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

We have to compete against larger well-established companies that are well capitalized

We compete with numerous well-established companies. Some of these companies have significantly greater financial, technological and marketing resources than us. Our ability to be an effective competitor depends in large part on our success in causing our products to be selected for installation in new aircraft, including next generation aircraft, and in avoiding product obsolescence. In addition some of our larger customers could develop the capability to manufacture products or provide services similar to the products we manufacture or the services we provide. This could result in these customers competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.

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

We are dependent on the ability to maintain reasonable levels of working capital along with capital needs for expansion

Our need to expend resources on research and development to provide our customer base with new and enhanced products as well as to continuously upgrade our process technology and manufacturing capabilities requires us to expend up to 5% annually. If we elect to expand our operations in future periods, whether as a result of organic growth or through strategic acquisitions, our capital needs would increase. Our ability to raise capital to meet our existing and future needs may depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. If we are unable to generate sufficient cash from operations or raise additional capital in the future, we may have to limit our growth, enter into less favorable financing arrangements, or scale back on planned research and development or upgrades, any of which could have a materially adverse effect on our profitability.

We rely significantly on our ability to fill orders on a timely basis and collect accounts receivable for liquidity needs

Our liquidity depends on cash generated from operations. We have been challenged during fiscal years 2009 and 2008 to efficiently process orders, ship finished goods, and collect receivables in order to maintain liquidity. Should we continue to experience operational inefficiencies in any of these areas it will have an adverse effect on our financial condition, operating results and cash flows and our ability to access credit markets and to obtain reasonable trade terms from our vendors.

We are currently experiencing a liquidity challenge

In addition to debt service on our credit facilities, we have significant cash obligations we must meet in the near future. Specifically, although we are not delinquent on payments of debt service under our credit facilities, we are delinquent on numerous payments to vendors that provide critical services and inventory to us. Should we not be able to implement a business plan to meet our cash obligations, improve our cash flows from operations and continue to obtain reasonable vendor terms, our financial condition and operating results will continue to suffer.

We incurred a significant net loss in fiscal year 2009

We will need to significantly increase revenues and profit margins to become and stay profitable. If our revenues and profit margins do not increase, our business, financial condition and results of operations could be materially and adversely affected.

The terms of our credit facilities include various covenants, and continued failure to meet these covenants could affect our ability to borrow. Furthermore, lack of alternative financing could adversely affect our access to liquidity

We are in default under the terms of our credit facilities with Wachovia Bank, N.A. (“Wachovia”). From time to time we obtain waivers of certain of these covenants from Wachovia. As of January 31, 2009, the

Company has a written waiver of default from Wachovia. Continued failure to meet these covenants may require us to negotiate changes to our financial covenants with Wachovia or to negotiate additional or alternative financing arrangements with one or more other financial institutions. If such actions continue to be necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements.

The credit facility with Wachovia is also subject to renewal provisions. These renewals become increasingly challenging due to the Company’s current financial position, as well as, the current credit constraints in the U.S. banking markets as a whole. The Company must secure long-term permanent financing as credit becomes available when the credit constraints ease. Failure to obtain permanent financing would impair the Company’s liquidity and viability as a going concern into the future. At January 31, 2009, Wachovia has agreed to extend the credit facility until October 31, 2009.

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

We face risks associated with international sales

During fiscal years 2009 and 2008, international sales accounted for approximately 30% and 18%, respectively, of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

If we are unable to successfully attract and retain executive leadership and other key personnel, our ability to successfully develop and market our products and operate our business may be harmed

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled technical personnel is highly competitive. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Terrorism and world conflict could adversely affect our ability to market our product

United States and global responses to the Middle East conflict, terrorism, perceived nuclear, biological and chemical threats and other global crises increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with such crises and perceptions, including responses thereto, may adversely affect us.

While some of our products that are sold to the U.S. Government may experience greater demand as a result of increased defense spending, various responses could realign U.S. Government programs and affect the composition, funding or timing of our government programs. U.S. Government spending could shift to defense programs in which we do not participate.

We have contracts with governments of certain states located in the Middle East. The instability in that region, as well as U.S., local or global responses to potentially controversial policies or actions adopted or taken by such governments, may negatively impact those contracts.

We have contracts with the government of South Korea. Continued actions and perceived provocations by the government of North Korea have resulted in increased concern regarding the stability of the Korean armistice. Additionally, reports indicate that North Korea may be moving to produce and test nuclear weapons or otherwise provoke the U.S. and international community. Resulting instability on the Korean peninsula, and any U.S., local or global responses to perceived provocations by the government of North Korea, could impact our contracts with South Korea. While an escalation of hostilities on the Korean peninsula might lead to increased military spending by South Korea, there is no certainty that our contracts with South Korea would benefit. Additionally, it is possible that any instability in that region could have a negative impact on our contracts.

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

Our forward-looking statements and projections may prove to be inaccurate

Our actual financial results likely will be different from those projected due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not rely on forward-looking statements. The forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect the occurrence of subsequent events, changed circumstances, changes in our expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES.

The following table sets forth the locations and general characteristics of our principal properties both of which are owned by us:

Location	Approximate Number of Square Feet of Plant and Office Area
Plant and office facilities, 1212 North Hercules Avenue, Clearwater, Florida	61,000
Plant facility held for sale, 3369 Earlysville Road, Earlysville, Virginia	53,000

On August 8, 2008, the Company sustained significant damage to one of the buildings comprising its Clearwater, Florida facility as a result of a fire. The Clearwater, Florida property, as reconfigured, is fully occupied by us and suitable for our present level of production.

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result, of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by the environmental consulting firm. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the year ended January 31, 2009 totaled $110,000.

On September 20, 2007, we entered into a five year operating lease at a facility in Charlottesville, Virginia. The property consists of approximately 9,000 square feet of office space and is the new office for the engineering, marketing and repairs/overhaul employees of Avionics who remained in Virginia subsequent to the consolidation of the Earlysville operations into the Clearwater facility.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market for Common Stock and Dividends

Our common stock is listed on the NYSE Amex under the symbol “AIM.” The range of high and low sales prices as reported by the NYSE Amex for each of the quarters of the years ended January 31, 2009 and January 31, 2008 was as follows:

2009	COMMON STOCK MARKET PRICE
	HIGH	LOW
Fourth quarter	$1.35	$0.24
Third quarter	$3.05	$0.80
Second quarter	$4.55	$2.02
First quarter	$5.03	$3.60

2008	HIGH	LOW
Fourth quarter	$6.00	$4.30
Third quarter	$8.00	$5.64
Second quarter	$7.97	$6.75
First quarter	$8.20	$6.90

As of May 1, 2009, our outstanding shares of common stock were owned by approximately 1,300 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plan at January 31, 2009 is summarized as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	168,100	$4.48	231,900
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	168,100	$4.48	231,900

ITEM 6.	SELECTED FINANCIAL DATA.

The following table represents selected financial data for the most recent five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2007, 2006 and 2005 and for the years ended January 31, 2007, 2006 and 2005 have been derived from audited financial information not separately presented herein.

	As of and for the Years Ended January 31,
	2009	2008	2007	2006	2005
Revenues, net	$20,451,000	$25,410,000	$31,253,000	$34,763,000	$30,721,000
Cost of sales	(17,018,000)	(21,301,000)	(22,433,000)	(24,571,000)	(22,654,000)

Gross profit	3,433,000	4,109,000	8,820,000	10,192,000	8,067,000
Selling, general and administrative expenses	(9,223,000)	(9,490,000)	(7,878,000)	(7,884,000)	(7,996,000)
Gain from casualty loss	944,000	—	—	—	—
Gain (loss) on sale of property, plant and equipment	18,000	315,000	32,000	(15,000)	8,000

Operating income (loss)	(4,828,000)	(5,066,000)	974,000	2,293,000	79,000
Other income (expense)	(466,000)	(256,000)	(165,000)	(84,000)	368,000

Income (loss) before income taxes	(5,294,000)	(5,322,000)	809,000	2,209,000	447,000
Income tax benefit (expense)	(33,000)	1,941,000	(244,000)	341,000	1,094,000

Net income (loss)	$(5,327,000)	$(3,381,000)	$565,000	$2,550,000	$1,541,000

Basic and fully diluted earnings (loss) per share	$(1.48)	$(0.95)	$0.16	$0.65	$0.39

Total assets	$17,761,000	$21,380,000	$17,735,000	$20,212,000	$18,463,000

Long-term debt (1)	$6,022,000	$7,328,000	$2,564,000	$2,840,000	$3,037,000

(1)	Long-term debt is defined as all outstanding long-term debt and capital leases, including current maturities, and the revolving credit facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided to help provide an understanding of our business, financial condition, changes in financial condition and results of operations. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report. Our MD&A is organized as follows:

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

Results of Operations. This section provides an analysis of results of operations for the two fiscal years presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of January 31, 2009, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

The trend in the aerospace industry is toward digital cockpits as the aerospace industry moves away from mechanical cockpit instrumentation that was our foundation. In fiscal year 2009, we made progress in acquiring the ability to manufacture digital instrumentation that is integrated into cockpit flight management systems. We have maintained our commitment to research and development to facilitate this upgrade in our product line as we anticipate further movement toward digital cockpits in the aerospace industry. We plan to position ourselves in a market niche where we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

We also have significant business tied to military programs. As a consequence, our business can fluctuate depending on government spending on military programs for which we supply our products. While we have been successful in obtaining contracts to supply military needs in recent years, changes in government spending could have a favorable or unfavorable impact on our future military business. While we can not fully predict the outcome of the budget process, we do not expect that the change of administration in Washington will have a significant impact on our business in the next few years. We expect that the majority of the military programs we supply will be sustained at current or near current levels.

Likewise, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With the recent economic conditions, several of our commercial customers have reduced their operations and manufacturing forecasts. While this may be offset by increases in aftermarket support, it is likely that our business will be negatively affected until the economy recovers and our customers resume prior levels of production.

Our fiscal year 2009 results of operations, working capital and liquidity were all negatively impacted by a number of factors including the following:

•	delays and inefficiencies in product production and shipment;

•	production inefficiencies resulting from the interruption of business operations caused by the August 8, 2008 fire;

•	cost incurred in conjunction with the closing of our Earlysville, Virginia facility;

•	competition from larger more well capitalized companies; and

•	increased selling, general and administrative expenses primarily related to our Earlysville Virginia consolidation and purchase of OP Tech.

We have commenced and will continue to take steps to address the challenges we encountered in fiscal year 2009. Among these steps are the following:

•	we employed a new Chief Executive Officer in fiscal year 2009;

•	we hired a new Chief Operating Officer in fiscal 2009, while realigning the manufacturing operation and personnel;

•	we reviewed and eliminated many of our costs included in selling, general and administrative expenses;

•	through active marketing efforts, we are attempting to sell our Earlysville, Virginia plant facility; and

•	we are working to improve our production throughput and operating efficiency.

RESULTS OF OPERATIONS

Fiscal year 2009 compared to fiscal year 2008

Revenue for fiscal year 2009 decreased $4,959,000, or 20%, to $20,451,000 when compared to $25,410,000 for fiscal year 2008. The decrease in sales is due primarily to the business interruption caused by the August 8, 2008 fire.

Cost of sales for fiscal year 2009 decreased by $4,283,000, or 20%, to $17,018,000 when compared to $21,301,000 for fiscal year 2008. This decrease was due primarily to reduced sales volume resulting from business interruptions caused by the August 8, 2008 fire.

Gross margin increased from 16% for the year ended January 31, 2008 to 17% for the year ended January 31, 2009. The increase in gross margin as a percentage of sales is due to the improvements in operating efficiencies and reductions in manufacturing overhead associated with the consolidation of the Company’s operations which occurred in the fourth quarter of fiscal year 2008.

Our continued improvement in gross margin will require the following:

•	improving controls over the manufacturing process;

•	planning inventory purchases and movement carefully; and

•	reducing costs and inefficiencies in our operations through better resource management and improved accountability.

These initiatives will be complimented with a marketing and sales strategy that addresses the highly competitive environment.

Selling, general and administrative expenses for fiscal year 2009 decreased $267,000, or 3%, when compared to fiscal year 2008. This decrease was attributable to a decrease in costs in fiscal year 2009 associated with the consolidation of the Earlysville, Virginia’s operations offset by costs associated with the August 8, 2009 fire.

The gain from casualty loss for fiscal year 2009 of $944,000 is attributable to the August 8, 2008 fire. Insurance proceeds of $2,600,000 were offset by the net book value of inventory and fixed assets destroyed in the fire of $1,009,000 and $647,000, respectively.

Other expense for fiscal year 2009 increased $210,000, or 82%, to $466,000 when compared to $256,000 for fiscal year 2008. This increase is primarily attributable to an increase in net interest expense to $433,000 in fiscal year 2009 when compared to $286,000 in fiscal year 2008 caused by an increase in average net borrowings for fiscal year 2009 when compared to fiscal year 2008.

Income tax expense increased $1,974,000 to tax expense of $33,000 for fiscal year 2009 compared to a tax benefit of $1,941,000 for fiscal year 2008. This change was due to the valuation allowance reducing the deferred tax assets. Net loss increased $1,946,000, or (58%), to ($5,327,000), or (26%) of revenue for fiscal year 2009 from ($3,381,000), or (13%) of revenue for fiscal year 2008. Loss per share increased $0.53 to ($1.48) for fiscal year 2009 from ($0.95) for fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant losses from operations which have adversely affected the Company’s ability to maintain adequate liquidity. The Company’s challenge to maintain favorable repayment terms with certain of its suppliers, which, in addition to the impact of the August 8, 2008 fire, is making it difficult for the Company to achieve full production. The severe sales reduction for the third quarter of fiscal year 2009 has also negatively impacted cash provided by operations, although this has been partially offset by certain customer advances. The Company has also been unable to sell the Earlysville, Virginia facility, although active marketing efforts are continuing. As a result, the Company is currently experiencing significant liquidity shortfalls. Obtaining sufficient liquidity to (i) satisfy working capital requirements, (ii) repay customer advances, (iii) fulfill necessary capital spending and (iv) meet the Company’s debt obligations is dependent both on the realization of positive cash flows from operations and on obtaining alternative financing sources. Otherwise, the Company will consider other alternatives to meet its cash requirements.

Cash used in operating activities was $224,000 for fiscal year 2009, a decrease in cash used of $4,605,000 when compared to cash used of $4,829,000 for fiscal year 2008. This total decrease in cash used is primarily attributable to:

decreases in cash used of:

•	$1,000,000 due to proceeds received in fiscal year 2009 from the Company’s insurer related to inventory lost in the August 2008 fire;

•	$1,493,000 due to accounts receivable reductions stemming from reductions in revenues as a result of the August 2008 fire, coupled with increased collection efforts.

•	$3,269,000 due to customer advances in fiscal year 2009 resulting from the August 2008 fire; and

•

$1,067,000 due to a reduction of accrued expenses and other liabilities during fiscal year 2009 compared to fiscal year 2008 resulting from completion of the consolidation of the Earlysville, Virginia operations;

offset by increases in cash used of:

•

$1,877,000 due to reductions of trade payables in fiscal year 2009 from proceeds of customer advances and proceeds from the Company’s insurer as a result of the August 2008 fire related to inventory lost in the fire, and

•

$278,000 due to increased inventory purchasing levels in fiscal year 2009 of $2,229,000 when compared to inventory purchasing in fiscal year 2008 of $1,951,000, primarily resulting from product purchases in development of the OP Tech product line.

Cash provided by investing activities increased $2,685,000 in fiscal year 2009 as compared to fiscal year 2008 due primarily to proceeds of $1,600,000 received in fiscal year 2009 from the Company’s insurer related to fixed assets lost in the August 2008 fire coupled with a payment in fiscal year 2008 of $1,000,000 in connection with the acquisition of OP Tech. No such payment occurred in fiscal year 2009.

Cash used in financing activities for fiscal year 2009 was $1,306,000 compared to cash provided by financing activities in fiscal year 2008 of $4,764,000. The change was attributable to net repayments in fiscal year 2009 of $967,000 on the revolving credit facility compared to net borrowings in fiscal year 2008 of $1,514,000 along with proceeds of $5,920,000 in fiscal year 2008 from the issuance of long-term debt that did not occur in fiscal year 2009, both of which were offset by reduced principle repayments of long-term debt in fiscal year 2009 compared to fiscal year 2008 totaling $2,331,000.

Our ability to maintain sufficient liquidity in fiscal year 2010 and beyond is highly dependent upon achieving expected operating results. Failure to successfully achieve these results could have a material adverse effect on our liquidity and operations in the future, and could require implementation of curative measures, including raising capital, deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Credit Facilities

Our credit facilities are with Wachovia Bank. In fiscal year 2008, we increased the maximum amount available to us under our credit facilities with Wachovia from $5,711,000 to $8,420,000 (which included $3,920,000 and $2,000,000 term notes and a $2,500,000 revolving credit facility) and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by our real estate in Clearwater, Florida. The Term Note is collateralized by our real estate in Earlysville, Virginia. The revolving credit facility is collateralized by the Company’s assets, with the exception of the Company’s real estate located in Earlysville, Virginia and Clearwater, Florida. The Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011. The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 0.42% and 3.27% at January, 31, 2009 and January 31, 2008, respectively) plus 300 basis points. The interest rate was not affected by the modification. Interest, when applicable, is to be paid monthly on the revolving credit facility. Interest and principal are paid monthly on the Notes. At January 31, 2009, there was $1,726,000 of available funds to be drawn on the revolving credit facility.

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

As of January 31, 2009 and 2008 we were not in compliance with the “cash flow coverage ratio” covenant and the total liabilities to tangible net worth covenant; however, Wachovia has provided a written waiver of the non-compliance to us through October 31, 2009. Consequently, the entire amount of long-term debt is classified as a current maturity at both January 31, 2009 and 2008.

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

Working Capital and Capital Expenditures

Our working capital (deficit) at January 31, 2009 was ($945,000) compared to $2,430,000 at January 31, 2008. The reduction in working capital during fiscal year 2009 related to an increase in customer advances prompted by the August 8, 2008 fire, and a decrease in accounts receivable from reduced revenues coupled with improved collections, somewhat offset by an increase in inventory and decrease in accounts payable funded by the customer advances and accounts receivable collections.

The accounts receivable days outstanding decreased to 30 days at January 31, 2009, compared to 66 days at January 31, 2008. Credit terms provided customers are consistent with those normally offered in our industry.

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

Our capital expenditures for fiscal year 2009 were $118,000, compared to $693,000 for fiscal year 2008. Historically, our capital budget has been intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Certain critical fixed chambers and testing equipment were lost in the August 8, 2008 fire. The anticipated cost to replace these capital items is approximately $720,000, which is expected to occur during fiscal year 2010.

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

Off-Balance Sheet Arrangements

We issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005 in the amount of $398,000. This LOC provides the South Korean government with financial assurance that we will perform in accordance with the offset requirements under its contract to provide IMFPs for South Korea’s T-50 military aircraft. The offset requirements specify that we will effect a transfer of technology in accordance with the agreement. This agreement is set to expire in July 2009.

Apart from this LOC, we did not have any other off-balance sheet arrangements as of January 31, 2009.

Contractual Obligations

The following table presents estimated cash requirements for contractual obligations outstanding as of January 31, 2009.

	Payments Due By Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$4,549,000	$691,000	$682,000	$—	$5,922,000
Long-term debt	5,475,000	—	—	—	5,475,000
Revolving credit facility	547,000	—	—	—	547,000
Operating leases	162,000	495,000	—	—	657,000

Total contractual obligations	$10,733,000	$1,186,000	$682,000	$—	$12,601,000

We have not included $254,000 of unrecognized tax benefits in the above table because we cannot estimate the period of future cash payments, if any, for this liability.

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

In connection with the acquisition, we, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby we paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in our common stock once we obtain certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date. As of January 31, 2009, no additional consideration has been recorded, nor have the contingencies been met.

Environmental Matters

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result, of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by the environmental compliance specialist. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the year ended January 31, 2009 totaled $110,000.

After the August 8, 2008 fire at our Clearwater, Florida facility, during a routine investigation by local environmental agencies the Company was cited for several violations relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. A remediation effort for these violations has been submitted for approval and remediation is to commence early in fiscal year 2010. The anticipated costs of remediation and associated fines totaling $100,000 are included in accrued expenses and other liabilities as of January 31, 2009 and the resulting expense is included in selling, general and administrative expenses for the year ended January 31, 2009.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of those consolidated financial statements and this Annual Report on Form 10-K requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “Results of Operations” and “Liquidity and Capital Resources” and in “ITEM 1A. RISK FACTORS”. Further, such differences could be material.

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

We experience a certain degree of sales returns that vary over time. Generally, such returns occur within no more than 90 days after shipment by us to our customers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48 (“SFAS 48”) Revenue Recognition When Right of Return Exists, we are able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS 48. For example, sales returns may occur if delivery schedules are changed by customers after products have shipped or if products are received by customers but do not meet specifications. In such cases, customers may choose to return products to us. Absent such circumstances, customers do not have a right to return products when we have met all contractual obligations. Previously, we had established a sales return reserve that approximated an expected level of sales returns over a 90-day period. Our experience, with respect to sales returns has changed in recent years such that a reserve for sales returns has been provided due to experience and the reasonable possibility that certain customers will continue with such charge-backs.

Accounts Receivable Allowance for Doubtful Accounts and Credit Losses

We continuously evaluate our customers and provide reserves for anticipated credit losses as soon as collection becomes compromised. However, most of our customers are financially sound and our history of bad debts is relatively low. While credit losses have historically been within expectations of the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

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

Work In Process Inventories

We employ certain methods to estimate the value of work in process inventories for financial reporting purposes. Our practice has been to conduct cycle counts of inventory throughout the year. Generally, for items that are in process at the end of a fiscal year, we will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for fiscal years 2009 and 2008.

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

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2009 and 2008, we do not believe that any assets are impaired.

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

Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, restructuring and environmental costs, (ii) percentage-of-completion estimates, (iii) other miscellaneous accruals and (iv) valuation allowances for accounts receivable, inventory and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

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

Effective February 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Upon adoption of FIN 48, we have elected an accounting policy to classify accrued penalties and interest expense on underpayment of income taxes in our income tax provision. Upon adoption of FIN 48, we accrued a liability to offset the uncertainty of realization of certain deferred tax assets related to extraterritorial income tax exclusions, and recorded a charge against beginning retained earnings of $225,000 (including $31,000 and $21,000 of interest expense and penalties, respectively) representing the cumulative effect of the change in accounting principle.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our existing debt facilities which require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points. We therefore are exposed to market risk from changes in interest rates on funded debt. Any increase in these rates could adversely affect our interest expense. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balances on our credit facilities as of January 31, 2009, a 1% increase in interest rates would cost us approximately $57,000 annually.

We purchase materials for use in our products based on market prices established with our suppliers. Many of the materials purchased can be subject to volatility due to market supply and demand factors outside of our control. To mitigate this risk, in part, we attempt to enter into fixed price purchase agreements with reasonable terms.

We also have a market risk exposure to fluctuations in foreign exchange rates. We have a limited number of purchase and sale transactions that are denominated in British Pounds. Our strategy in managing this risk exposure is to match the timing of British Pound-denominated cash inflows and outflows. For fiscal year 2009, British Pound-denominated cash inflows were generally lower than respective outflows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page F-1 and are included in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, referenced herein as the Exchange Act. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. For the fiscal year ended January 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer determined that a material weakness existed by reason of inadequate staffing in the Company’s accounting department. As a result, controls over the Company’s financial reporting process and oversight thereof were not adequate to prevent or detect misstatements in the accuracy of management’s estimates and disclosures on a timely basis, resulting in numerous adjustments to the Company’s financial statements that were not detected by the Company’s accounting staff. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve technical accounting issues. During fiscal year 2008, we added additional members to our in-house accounting staff. While the impact of these additions has been positive, we have continued to monitor the effectiveness of these control enhancements through fiscal year 2009.

For the year January 31,2009, the Company’s Chief Executive Officer and Acting Chief Financial Officer determined that a material weakness existed surrounding the adequate accounting for inventory. This material weakness is attributable to the loss of records and other financial data as a result of the August 8, 2008 fire, requiring re-creation of standard costing measurements for raw materials, work in process and finished goods inventory.

Given the identification of the above material weaknesses, we decided on a course of action that we anticipated will remediate these material weaknesses. This includes plans to hire additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Additionally, a standard cost accounting analysis is planned for the second quarter of fiscal year 2010.

Notwithstanding the existence of this material weakness in our disclosure controls and procedures relating to insufficient staffing in its accounting department, and the adequacy of the accounting for inventory, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition as of January 31, 2009 and 2008, and consolidated results of its operations and cash flows for the years ended January 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

A significant deficiency is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of January 31, 2009 pertaining to financial reporting in accordance with the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment of internal control over financial reporting, and solely as a result of the material weaknesses described above, management has concluded that as of January 31, 2009, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by COSO.

Management, including our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report, except for the remediation efforts described above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors and certain Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 30, 2009 and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

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

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:

1.	The financial statements listed in the index to Financial Statements following the signature pages hereof.

2.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005.

10.1*	Employment Agreement, dated April 17, 2008, between Aerosonic Corporation and Douglas Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 23, 2008.

10.2*	Employment Agreement, dated September 24, 2007, between Aerosonic Corporation and Charles L. Pope, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2007.

10.3*	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and P. Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.4*	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.5	Severance Agreement and General Release, dated June 19, 2008, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 3, 2008.

Exhibit No.	Description of Exhibit
10.6*	Employment Agreement, dated August 25, 2008, between Aerosonic Corporation and Thomas Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2008.
10.7	Separation Agreement and General Release, dated January 2, 2008, between Aerosonic Corporation and David Baldini, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 8, 2008.

10.8	Loan Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.9	First Modification to Revolving and Term Credit and Security Agreement, dated August 17, 2007, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.10	Renewal and Future Advance Promissory Note, dated August 17, 2007, issued by Aerosonic Corporation and Avionic Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.11	Renewal and Amended Term Promissory Note, dated August 17, 2007, issued by Aerosonic Corporation and Avionic Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.12	Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.13	Mortgage, Assignment of Rents and Security Agreement dated February 24, 2004 between Aerosonic Corporation and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.14	Deed of Trust, Assignment of Rents and Security Agreement dated February 24, 2004 by and among Avionics Specialties, Inc. TRSTE, Inc. and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.15*	Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed on August 31, 2007.

10.16	Share Purchase Agreement, dated August 21, 2007, between Aerosonic Corporation, OP Technologies, Inc., Optimization Technologies, Inc. and certain shareholders thereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 24, 2007.

16.1	Letter Regarding Change in Certifying Accountant, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed on February 24, 2009.

16.2	Letter Regarding Change in Certifying Accountant, incorporated by reference to Exhibit 16.2 of the Company’s Current Report on Form 8-K, filed on February 24, 2009.

21	Subsidiaries of the Registrant, as of January 31, 2009

23.1	Consent of Independent Registered Public Accounting Firm—Kirkland, Russ, Murphy & Tapp, P.A., Certified Public Accountants

Exhibit No.	Description of Exhibit
23.2	Consent of Independent Registered Public Accounting Firm—McGladrey & Pullen, LLP

24	Power of Attorney, incorporated into the Signature Page hereto.

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

*	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By:	/s/ DOUGLAS HILLMAN	Date: May 1, 2009
President and Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Douglas Hillman to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS HILLMAN Douglas Hillman,	Date: May 1, 2009
President and Chief Executive Officer

/s/ DOUGLAS HILLMAN Douglas Hillman,	Date: May 1, 2009
Acting Chief Financial Officer

/s/ MARK PERKINS P. Mark Perkins,	Date: May 1, 2009
Executive Vice President and Director

/s/ DONALD RUSSELL Donald Russell, Director	Date: May 1, 2009

/s/ THOMAS E. WHYTAS, JR. Thomas E. Whytas, Jr., Director	Date: May 1, 2009

/s/ ROY ROBINSON Roy Robinson, Director	Date: May 1, 2009

AEROSONIC CORPORATION AND SUBSIDIARIES

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aerosonic Corporation

We have audited the accompanying consolidated balance sheet of Aerosonic Corporation and Subsidiaries as of January 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aerosonic Corporation and Subsidiaries as of January 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Certified Public Accountants

Clearwater, Florida

May 1, 2009

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ McGladrey & Pullen, LLP

Orlando, Florida

May 15, 2008

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$—	$28,000
Accounts receivable, net	1,818,000	4,593,000
Income taxes receivable	3,000	29,000
Inventories, net	8,062,000	7,760,000
Prepaid expenses	131,000	154,000
Property held for sale, net	1,712,000	1,712,000
Deferred income taxes	1,778,000	1,151,000

Total current assets	13,504,000	15,427,000
Property, plant and equipment, net	1,197,000	2,127,000
Deferred income taxes	1,735,000	2,479,000
Intangible assets, net	669,000	888,000
Goodwill	366,000	366,000
Other assets, net	290,000	93,000

Total assets	$17,761,000	$21,380,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$547,000	$1,514,000
Current maturities of long-term debt	5,475,000	5,814,000
Accounts payable, trade	2,887,000	3,107,000
Customer advances	3,269,000	—
Compensation and benefits	608,000	956,000
Accrued sales commissions	242,000	242,000
Accrued expenses and other liabilities	1,421,000	1,364,000

Total current liabilities	14,449,000	12,997,000
Unrecognized tax benefits	254,000	258,000
Deferred income taxes	251,000	331,000

Total liabilities	14,954,000	13,586,000

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,051,110 shares and 4,008,053 shares at January 31, 2009 and 2008, respectively; outstanding 3,620,343 shares and 3,577,286 shares at January 31, 2009 and 2008, respectively.	1,621,000	1,605,000
Additional paid-in capital	5,141,000	4,817,000
Retained earnings (deficit)	(792,000)	4,535,000
Less treasury stock: 430,767 shares at both January 31, 2009 and 2008, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	2,807,000	7,794,000

Total liabilities and stockholders’ equity	$17,761,000	$21,380,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended January 31, 2009 and 2008

	2009	2008
Revenue, net	$20,451,000	$25,410,000
Cost of sales	17,018,000	21,301,000

Gross profit	3,433,000	4,109,000
Selling, general and administrative expenses	9,223,000	9,490,000
Gain from casualty loss	944,000	—
Gain on sale of property, plant and equipment	18,000	315,000

Operating loss	(4,828,000)	(5,066,000)

Other income (expense):
Interest expense, net	(433,000)	(286,000)
Other income (expense)	(33,000)	30,000

	(466,000)	(256,000)

Loss before income taxes	(5,294,000)	(5,322,000)
Income tax benefit (expense)	(33,000)	1,941,000

Net loss	$(5,327,000)	$(3,381,000)

Basic loss per share	$(1.48)	$(0.95)

Diluted loss per share	$(1.48)	$(0.95)

Weighted average shares outstanding basic	3,592,094	3,573,191

Weighted average shares outstanding fully diluted	3,592,094	3,573,191

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended January 31, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 31, 2007	$1,602,000	$4,686,000	$8,141,000	$(3,163,000)	$11,266,000
Cumulative effect of adoption of FIN 48	—	—	(225,000)	—	(225,000)

Balance at February 1, 2007	1,602,000	4,686,000	7,916,000	(3,163,000)	11,041,000
Net loss	—	—	(3,381,000)	—	(3,381,000)
Directors’ equity compensation	3,000	57,000	—	—	60,000
Stock-based compensation	—	61,000	—	—	61,000
Deferred compensation	—	13,000	—	—	13,000

Balance at January 31, 2008	1,605,000	4,817,000	4,535,000	(3,163,000)	7,794,000
Net loss	—	—	(5,327,000)	—	(5,327,000)
Directors’ equity compensation	15,000	60,000	—	—	75,000
Stock-based compensation	—	265,000	—	—	265,000
Restricted stock award	1,000	(1,000)	—	—	—

Balance at January 31, 2009	$1,621,000	$5,141,000	$(792,000)	$(3,163,000)	$2,807,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(5,327,000)	$(3,381,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	399,000	620,000
Amortization	219,000	103,000
Bad debt expense	715,000	132,000
Provision for obsolete and slow-moving inventory	918,000	259,000
Provision for warranty	88,000	271,000
Stock-based compensation	340,000	134,000
Gain on sale of property, plant and equipment	(18,000)	(315,000)
Gain from casualty loss	(944,000)	—
Proceeds from insurance	1,000,000	—
Deferred income tax provision (benefit)	37,000	(1,984,000)
Unrecognized tax benefits	(4,000)	33,000
Changes in assets and liabilities:
Accounts receivable, net	2,060,000	567,000
Income taxes receivable	26,000	(45,000)
Inventories, net	(2,229,000)	(1,951,000)
Prepaid expenses	23,000	178,000
Other assets	(197,000)	(39,000)
Accounts payable, trade	(220,000)	1,657,000
Customer advances	3,269,000	—
Compensation and benefits	(348,000)	23,000
Accrued sales commissions	—	7,000
Accrued expenses and other liabilities	(31,000)	(1,098,000)

Net cash used in operating activities	(224,000)	(4,829,000)

Cash flows from investing activities:
Proceeds from the sale of property	20,000	510,000
Proceeds from insurance	1,600,000	—
Purchases of property, plant and equipment	(118,000)	(693,000)
Acquisition of business	—	(1,000,000)

Net cash provided by (used in) investing activities	1,502,000	(1,183,000)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(967,000)	1,514,000
Proceeds from issuance of long-term debt	—	5,920,000
Principal payments on long-term debt	(339,000)	(2,670,000)

Net cash provided by (used in) financing activities	(1,306,000)	4,764,000

Change in cash	(28,000)	(1,248,000)
Cash, beginning of year	28,000	1,276,000

Cash, end of year	$—	$28,000

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$405,000	$280,000

Income taxes	$—	$50,000

Supplemental schedule of non cash investing activities:
Reclassification of property, plant and equipment, to property held for sale	$—	$1,176,000

Environmental cost accrual	$—	$588,000

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

Financial Condition and Management’s Plans

For the years ended January 31, 2009 and 2008, the Company incurred net losses of approximately $5,327,000 and $3,381,000, respectively. One of the factors creating the net loss for fiscal year 2009 is adverse impacts on production as a result of a fire at the Company’s Clearwater, Florida facility on August 8, 2008 (see Note 6). The net loss for fiscal year 2008 is primarily due to costs incurred in conjunction with the closing of the Company’s Earlysville, Virginia facility (see Note 3) and the integration of the acquisition of OP Tech into our Clearwater, Florida facility (see Note 2) coupled with a reduction in our revenue.

In addition, as of both January 31, 2009 and 2008, the Company was in violation of certain of its debt covenants with Wachovia Bank, N.A. (Wachovia). As a result, the Company’s debt with Wachovia has been classified as a current liability in the accompanying consolidated balance sheets (see Note 10). The Company is currently involved in negotiations with Wachovia to renegotiate its debt agreements. Based on the above factors, management has performed an assessment of its cash requirements for the year ending January 31, 2010. Based upon an analysis of our contracts in place and our current backlog, management believes the Company will meet its cash flow needs for fiscal year 2010. While there can be no assurances the Company will be successful in renegotiating its debt agreements with Wachovia or meeting its cash flow requirements for the remainder of fiscal year 2010, management believes other alternatives are available in order to fund operations and meet any required payments during the year ending January 31, 2010.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities in the ordinary course of business. Based upon the Company’s analysis of its existing contracts and its current product order backlog and assuming it can restructure its debt, the Company believes it will be able to generate sufficient cash flows to fund its operating needs through fiscal year 2010. However, should significant losses continue into fiscal year 2010, the Company will consider other alternatives to meet its cash requirements.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

including such items as (i) inventory, restructuring and environmental costs, (ii) percentage-of-completion estimates, (iii) other miscellaneous accruals and (iv) valuation allowances for accounts receivable, inventory and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

Reclassifications

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the fiscal year 2009 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Accounts Receivable, Allowance for Doubtful Accounts and Credit Losses

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

Inventories

The Company values inventory at the lower of cost using a method that approximates the first-in, first-out method (“FIFO”), or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history.

During production, the Company uses standards to estimate product costs. These standards are reviewed and updated periodically by management and approximate costing under the FIFO method.

Property Held For Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria established by Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended), are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000, as determined by an environmental compliance specialist. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The Company classifies tax related interest as interest expense and tax related penalties as a component of income taxes.

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

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs that are not associated with specific products are included in selling, general and administrative expenses and approximated $618,000, and $943,000 for the years ended January 31, 2009 and 2008, respectively. R&D costs associated with specified products as part of one of the Company’s product development programs are included in cost of sales and approximated $209,000 for the year ended January 31, 2008. No such costs were incurred during the year ended January 31, 2009. See Note 9 for further discussion of the Company’s product development programs.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Treasury Stock

The Company accounts for the acquisition of treasury shares at cost. The Company has not reissued acquired shares. It has, however, used treasury shares to make matching contributions to the Company’s 401(k) plan. For those transactions, the Company accounts for the contributions at fair value at the date of contribution.

Stock-Based Compensation

Effective February 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB 25 and recognized share-based employee compensation cost as a charge to net income. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007 and subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to February 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The adoption of SFAS 123(R) did not have a significant impact on the Company’s financial position or results of operations. SFAS 123(R) requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s share-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to share-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. SFAS 123(R) also requires an estimation of future forfeitures of share-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

The Company issued 140,200 stock options to employees during fiscal year 2009. The weighted average per share fair value of options granted in fiscal year 2009 was determined using the Black-Scholes option-pricing model with the following assumptions (see Note 11):

2009
Volatility	63%
Risk-free interest rate	1.82% - 2.19%
Expected life in years	10.00
Dividend yield	0%

Loss per Share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of potential common stock, using the treasury stock method.

For the years ended January 31, 2009 and 2008, potential common stock shares were not included in the computation of diluted loss per share, as the inclusion of such shares would be anti-dilutive since the Company was in a net operating loss position for those periods and including such shares would reduce the net loss per share.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. As of January 31, 2009 and 2008, substantially all of the Company’s cash

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

balances were deposited with financial institutions determined by management to be of high credit quality. During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aerospace industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies. The Company employs a method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk. These amounts have been insignificant.

Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings and certain accrued liabilities are included in the consolidated financial statements at amounts which approximate fair value because of the short term nature of these instruments. The carrying amount of long-term debt at January 31, 2009 and 2008 approximates fair value as these instruments have adjustable rates which change in accordance with the market.

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

On August 21, 2007, the Company purchased 100% of the outstanding stock of OP Tech from Optimization Technologies, Inc., an Oregon corporation (the “Seller”). The acquisition of OP Tech is consistent with the

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Company’s strategic plan for revenue growth into related industry markets. The acquisition of OP Tech was accounted for by the purchase method and, accordingly, the consolidated statement of operations for the year ended January 31, 2008 includes the results of OP Tech beginning on August 21, 2007 (the “Closing Date”). OP Tech’s operations are included in the Clearwater Instruments division.

In connection with the acquisition, the Company, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby the Company paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in Company common stock once the Company obtains certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date. The aforementioned contingencies were not met as of January 31, 2009.

The purchase price allocation to assets and liabilities acquired as of the Closing Date was as follows:

Current Assets	$337,000
Property, plant and equipment, net	31,000
Acquired product prototype	730,000
Non-compete agreement	175,000
Acquired customer base	75,000
Goodwill	366,000
Current liabilities	(348,000)
Deferred income taxes	(366,000)

Cash paid	$1,000,000

The acquired product prototype, non-compete agreements and acquired customer base are included in intangible assets in the Company’s consolidated financial statements and are being amortized over their estimated useful lives of three to five years (see Note 7). Goodwill is not deductible for income tax purposes.

Had the acquisition of OP Tech occurred as of the beginning of fiscal year 2008, unaudited pro forma revenue, net income and earnings per share for the year ended January 31, 2008 would have been as follows:

2008
Revenues, net	$26,028,000
Net loss	$(3,716,000)
Loss per share—basic	$(1.04)
Loss per share—diluted	$(1.04)

The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of future operating results.

3.	Consolidation Plan and Restructuring Costs

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation was a continuation of the

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Company’s actions to be more responsive to customers’ demands. Avionics’ existing Engineering, Marketing, and repair/overhaul functions have remained in the Earlysville area and are relocating to a new facility more appropriately sized for the Company’s planned streamlined structure (see Note 14).

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company, for the years ended January 31, 2009 and 2008, recognized a total of approximately $208,000 and $1,500,000, respectively, in restructuring costs including severance, benefits, facilities and other costs, which are included in selling, general and administrative expenses.

4.	Accounts Receivable

Accounts receivable at January 31, 2009 and 2008 consisted of the following:

	2009	2008
Accounts receivable, trade	$2,369,000	$4,724,000
Less: allowance for doubtful accounts	(551,000)	(131,000)

Accounts receivable, net	$1,818,000	$4,593,000

The Company’s allowance for doubtful accounts activity for the years ended January 31, 2009 and 2008 was as follows:

	2009	2008
Beginning balance	$131,000	$10,000
Amounts written off	(295,000)	(11,000)
Amounts provided for	715,000	132,000

Ending balance	$551,000	$131,000

5.	Inventories

Inventories at January 31, 2009 and 2008 consisted of the following:

	2009	2008
Raw materials	$5,828,000	$6,414,000
Work in process	3,574,000	2,070,000
Finished goods	455,000	153,000
Reserve for obsolete and slow moving inventory	(1,795,000)	(877,000)

Inventories, net	$8,062,000	$7,760,000

The Company’s reserve for obsolete and slow moving inventory activity for the years ended January 31, 2009 and 2008 was as follows:

	2009	2008
Beginning balance	$877,000	$618,000
Amounts charged to operations	918,000	259,000

Ending balance	$1,795,000	$877,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

6.	Property, Plant and Equipment

Property, plant and equipment at January 31, 2009 and 2008 consisted of the following:

	2009	2008
Land and improvements	$173,000	$189,000
Building and improvements	2,050,000	2,555,000
Machinery and equipment	4,247,000	5,269,000
Patterns, dies and tools	578,000	1,013,000
Furniture and fixtures	1,415,000	1,611,000

	8,463,000	10,637,000
Less: accumulated depreciation	(7,266,000)	(8,510,000)

Property, plant and equipment, net	$1,197,000	$2,127,000

Depreciation expense was $399,000 and $620,000 for the years ended January 31, 2009 and 2008, respectively. Certain components of property, plant and equipment are pledged as collateral for debt obligations (Note 10).

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

The net book value of inventory and fixed assets destroyed in the fire was $1,009,000 and $647,000, respectively, resulting in a gain from casualty loss of $944,000 for the year ended January 31, 2009.

The Company’s insurance coverage additionally provides for business interruption recoveries. The Company has engaged the services of outside legal counsel and a cost recovery specialist to assist with these recoveries. As a result, the total amounts recoverable from insurance have not been finalized. Professional fees associated with these services were $177,000 for the year ended January 31, 2009, which are included in selling, general and administrative expenses. The Company has also incurred additional costs for travel, rent and clean-up associated with the fire, which totaled $140,000 for the year ended January 31, 2009 and are included in cost of sales and selling, general and administrative expenses.

Gain on Sale of Property, Plant and Equipment

In June 2007, the Company sold certain assets related to its previously closed Kansas operations along with other equipment at its Clearwater facility. The gain on the sale of these assets of approximately $315,000 is included in gain on sale of property, plant and equipment for the year ended January 31, 2008.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

7.	Intangible Assets

Intangible assets as of January 31, 2009 and 2008 consisted of the following:

	Useful Lives	2009	2008
Intangible assets subject to amortization:
Acquired product prototype	5	$730,000	$730,000
Non-compete agreements	3	175,000	175,000
Acquired customer base	5	75,000	75,000

Total intangible assets subject to amortization		980,000	980,000
Accumulated amortization		(311,000)	(92,000)

Net		$669,000	$888,000

Intangible assets with indefinite lives:
Goodwill		$366,000	$366,000

Amortization expense related to intangible assets for the years ended January 31, 2009 and 2008 was $219,000 and $92,000, respectively. Amortization expense for the remaining useful lives of the intangible assets is $219,000 for each of the years ending January 31, 2010, 2011 and 2012 and $12,000 for the year ending January 31, 2013.

8.	Customer Advances

In September 2008, the Company began receiving advances from certain customers for unbilled product orders. Such advances are being used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the August 2008 fire (see Note 6). The total of such advances approximated $4,965,000. These advances represent non-interest bearing prepayments and are recognized in revenue at the time of product shipments.

As of January 31, 2009, the total obligation remaining for such advances was approximately $3,269,000. The remainder will be offset against fiscal year 2010 product shipments with an anticipated completion in the fourth quarter of fiscal year 2010.

9.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at January 31, 2009 and 2008 consisted of the following:

	2009	2008
Environmental liability (see Note 14)	$629,000	$639,000
Warranty liability	167,000	197,000
Product development programs	141,000	141,000
Other	484,000	387,000

Accrued expenses and other liabilities	$1,421,000	$1,364,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Warranty Liability

The Company has established a liability for warranty claims based on historical experience, which has not been significant. The Company’s warranty activity for the years ended January 31, 2009 and 2008 was as follows:

	2009	2008
Beginning balance	$197,000	$159,000
Cost incurred	(118,000)	(233,000)
Provision for warranty cost	88,000	271,000

Ending balance	$167,000	$197,000

Product Development Programs

During fiscal year 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Striker Force (“JSF”) product development program, a customer-funded program that concluded the majority of its developmental activity during fiscal year 2008 and generated total project revenues of approximately $15,368,000.

Costs and estimated earnings on this contract were as follows:

Costs incurred to date	$18,296,000
Estimated losses	(3,165,000)

15,131,000
Less: billings to date	(15,272,000)

Billings in excess of costs less estimated losses as of both January 31, 2009 and 2008	$141,000

The billings in excess of costs less estimated losses are included in accrued expenses and other liabilities.

10.	Long-term Debt and Revolving Credit Facility

The Company’s credit facilities are with Wachovia. In fiscal year 2008, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). Additionally, the Company’s revolving credit facility of $2,500,000 was continued under the original terms of the revolving promissory note. The Future Advance Note is collateralized by the Company’s real estate in Clearwater, Florida. The revolving credit facility is collaterized by the Company’s assets, with the exception of the Company’s real estate located in Earlysville, Virginia and Clearwater, Florida. The Term Note is collateralized by the Company’s real estate in Earlysville, Virginia. The Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011.

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 0.42% and 3.27% at January 31, 2009 and 2008, respectively), plus 300 basis points. Total available borrowings on the revolving credit facility at January 31, 2009 and 2008, including amounts borrowed as of those dates, were $1,726,000 and $986,000, respectively

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both January 31, 2009 and 2008, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through October 31, 2009. Consequently, the entire amount of long-term debt is classified as current maturities at both January 31, 2009 and 2008.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Long-term debt at January 31, 2009 and 2008 consisted of the following:

	2009	2008
Future Advance Promissory Note	$3,555,000	$3,816,000
Term Promissory Note	1,920,000	1,998,000

	5,475,000	5,814,000
Less: current maturities	(5,475,000)	(5,814,000)

Long-term debt, less current maturities	$—	$—

Interest expense on long-term debt and the revolving credit facility for the years ended January 31, 2009 and 2008 was $433,000 and $322,000, respectively.

11.	Stockholders’ Equity

Loss Per Share

Basic loss per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted loss per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock of 30,000 and 7,707 shares were not included in the computation of diluted loss per share for the years ended January 31, 2009 and 2008, respectively as the inclusion of the potential common stock would be anti-dilutive as the Company is in a net loss position and including such shares would reduce the net loss per share.

	Years Ended January 31,
	2009	2008
Weighted average shares outstanding-basic	3,592,094	3,573,191
Dilutive effect of stock options	—	—

Weighted average shares outstanding-diluted	3,592,094	3,573,191

Options to Purchase Stock

In July 2004, the Company adopted the Aerosonic Corporation 2004 Stock Incentive Plan (“2004 SIP”), which authorized the awarding of options to purchase up to a total of 400,000 shares of the Company’s common

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

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

On August 26, 2008 and October 1, 2008, the Company issued to certain key employees, options to purchase in aggregate 40,200 shares of the Company’s common stock at the common stock’s market price on these respective dates of $2.39 and $2.25. These options vest from one to four years from the grant date.

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

A summary of the activity related to the Company’s options is presented in the table below:

	Years Ended January 31,
	2009			2008
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Beginning options outstanding	47,500	$7.12	$5.98	65,000	$7.25	$6.08
Options granted	140,200	$3.86	$2.74	—	$—	$—
Options exercised	—	$—	$—	—	$—	$—
Options expired, cancelled or forfeited	(19,600)	$6.40	$5.36	(17,500)	$7.59	$6.35

Ending options outstanding	168,100	$4.48	$3.35	47,500	$7.12	$5.98

Options exercisable at January 31,	30,000	$7.25	$6.08	32,500	$6.90	$6.08

The fair value per share of options granted during the years ended January 31, 2009 and 2008, vested and unvested, was $2.74 and $0, respectively.

The following table summarizes information regarding options outstanding at January 31, 2009:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$6.20	15,000	6.35 years	$6.20	15,000	$6.20
$8.29	15,000	3.79 years	$8.29	15,000	$8.29
$4.47	100,000	9.22 years	$4.47	—	$—
$2.39	25,000	9.57 years	$2.39	—	$—
$2.25	13,100	9.67 years	$2.25	—	$—

Total	168,100	8.57 years	$4.48	30,000	$7.25

As of January 31, 2009, there was approximately $312,000 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately 7.1 years.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The Company recorded equity-based compensation expense on its options related to SFAS 123(R) of approximately $265,000 and $61,000 for the years ended January 31, 2009 and 2008, respectively, which is included in selling, general and administrative expenses.

There were no options exercised in fiscal years 2009 and 2008.

Restricted Stock Awards

During the year ended January 31, 2006, 6,200 shares restricted stock awards were granted to certain key employees. One-third of the shares awarded vest on each anniversary date of the award, until fully vested. The average market price on the date of grant for awards granted during the year ended January 31, 2006 was $6.70, which resulted in the recording of deferred compensation of approximately $41,000, which is classified as a component of stockholders’ equity. The deferred compensation is being amortized over the vesting period of the stock. As a result, restricted stock compensation charged to expense of approximately $13,000 was recorded for each of the years ended January 31, 2009 and 2008 and is included in selling, general and administrative expenses. During fiscal year 2009, the remaining restricted shares vested and consequently, of the 6,200 original restricted stock awards granted, 3,400 common shares were issued in January 2009 at par of approximately $1,000. Due to forfeitures totaling $18,500, total restricted stock compensation charged to expense for the year ended January 31, 2009 was ($3,500).

12.	Income Taxes

Income tax expense (benefit) for the years ended January 31, 2009 and 2008 consisted of:

	2009	2008
Current:
Federal	$—	$30,000
State	—	13,000

	—	43,000

Deferred:
Federal	30,000	(1,808,000)
State	3,000	(176,000)

	33,000	(1,984,000)

Income tax expense (benefit)	$33,000	$(1,941,000)

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax expense (benefit) rate for the years ended January 31, 2009 and 2008:

	2009	2008
Federal tax rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3.1	2.8
Valuation allowance	(35.9)	—
Change in unrecognized tax benefit and related interest	0.1	(0.6)
Research and experimentation and alternative minimum tax credits	—	0.5
Other—primarily non-deductible expenses	(1.9)	(0.2)

Effective tax rate	(0.6)%	36.5%

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2009 and 2008 were as follows:

	2009	2008
Current deferred tax assets:
Accounts receivable	$206,000	$49,000
Inventories	1,036,000	671,000
Vacation and sick pay accrual	536,000	431,000

Total current deferred tax assets	1,778,000	1,151,000
Non-current deferred tax assets:
Property, plant and equipment, principally due to differences in depreciation and capitalized interest	417,000	412,000
Building held for sale	75,000	—
Research and experimentation and alternative minimum tax credits	325,000	271,000
Stock-based compensation	13,000	55,000
Net operating loss carryforward	2,805,000	1,741,000

Total non-current deferred tax assets	3,635,000	2,479,000

Total deferred tax asset	5,413,000	3,630,000
Less: valuation allowance	(1,900,000)	—

Net deferred tax asset	3,513,000	3,630,000

Non-current deferred tax liabilities:
Identifiable intangibles	251,000	331,000

Net deferred tax asset	$3,262,000	$3,299,000

At January 31, 2009, the Company has a total net operating loss carryforward for U.S. Federal tax purposes of approximately $7,520,000 and research and development and AMT tax credits of $234,000 which expire in various years through 2029.

Realization of the Company’s net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carryforwards. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, that a reserve in the amount of $1,900,000 is appropriate.

On February 1, 2007, the Company adopted the provisions of FIN 48 and FASB Staff Position 48-1. As a result, the Company has recorded a liability for $254,000 and $258,000 at January 31, 2009 and 2008, respectively, of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. At January 31, 2009, accrued interest was $78,000 and accrued penalties were $42,000, for a total of $120,000. At January 31, 2008, accrued interest was $64,000 and accrued penalties were $21,000, for a total of $85,000. If unrecognized tax benefits were to be recognized in a future period it would reduce the statement of operations tax provision, thereby impacting the effective tax rate. The impact of recognition on the income tax provision reflects the amounts for unrecognized tax benefits net of the deferred tax benefit on accrued interest and state income tax items, and reversal of accrued interest and penalties. Interest and penalties related to underpayment of income taxes are classified as a component of income taxes in the consolidated statement of operations.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

A reconciliation of the total amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits: February 1, 2008	$258,000
Increases: tax positions taken in prior periods	65,000
Decreases: tax positions taken in prior periods	(4,000)
Lapse of statute of limitations	(65,000)

Unrecognized tax benefits: January 31, 2009	$254,000

With some exceptions on amended tax returns from years 2001-2003, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2004.

The Company is not currently under examination by any taxing authority. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

13.    Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $5,524,000 and $8,459,000 for the years ended January 31, 2009 and 2008, respectively. Of these amounts, approximately $1,163,000 and $3,352,000 were sales directly to U.S. Government agencies for the years ended January 31, 2009 and 2008, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to The Boeing Company represented approximately 13% for the year ended January 31, 2009. Sales to The Boeing Company and Hawker Beechcraft Corporation represented approximately 12% and 11%, respectively, of revenue for the year ended January 31, 2008. Included in these amounts are sales of products to the U.S. Government. Foreign sales for the years ended January 31, 2009 and 2008 were approximately $5,885,000 and $4,480,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10 percent of revenue for the years ended January 31, 2009 and 2008.

Accounts receivable at January 31, 2009 included approximately $257,000 due from The Boeing Company. Accounts receivable at January 31, 2008 included approximately $674,000 due from The Boeing Company. No other customers represented greater than 10 percent of accounts receivable at January 31, 2009 or 2008.

14.    Contingencies and Commitments

Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of January 31, 2009, there were no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

estimated total cost of $588,000, as determined by the environmental compliance specialist, and which is included in the environmental liability (see Note 9). Thus, in accordance with Emerging Issues Task Force (“EITF”) 90-8, Capitalization of Costs to Treat Environmental Contamination, the Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred during the year ended January 31, 2009 totaled $110,000.

After the August 8, 2008 fire at our Clearwater, Florida facility, during a routine investigation by local environmental agencies the Company was cited several violations relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. A remediation effort for these violations has been submitted for approval and remediation is to commence in fiscal year 2010. The anticipated costs of remediation and associated fines totaling $100,000 are included in accrued expenses and other liabilities as of January 31, 2009 and the resulting expense is included in selling, general and administrative expenses for the year ended January 31, 2009.

Commitments

Purchase commitments

At January 31, 2009, the Company was committed to future purchases of approximately $5,922,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

Purchase commitments as of January 31, 2009 are as follows:

	Payments Due By Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$4,549,000	$691,000	$682,000	$—	$5,922,000

Leases

On September 20, 2007, the Company entered into a five year operating lease at a facility near Charlottesville, Virginia, which represents the new offices for the engineering, marketing and repairs/overhaul employees of Avionics who were retained subsequent to the consolidation of the Earlysville operations into the Clearwater facility. Total rental expense was approximately $187,000 and $321,000 for the years ended January 31, 2009 and 2008, respectively, which is included in cost of sales.

The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2009 are as follows:

For the years ending January 31,	Operating Leases
2010	$162,000
2011	169,000
2012	175,000
2013	151,000

$657,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements—Continued

Letter of credit

The Company issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005 in the amount of $398,000. This LOC provides the South Korean government with financial assurance that the Company will perform in accordance with the offset requirements under its contract to provide IMFPs for South Korea’s T-50 military aircraft. The offset requirements specify that the Company will effect a transfer of technology in accordance with the agreement. The Company will incur certain expenses associated with this obligation. Consequently, the Company accrues a liability with each IMFP shipment in anticipation of satisfying the offset requirements of the contract. This liability was approximately $176,000 and $123,000 at January 31, 2009 and 2008, respectively. The South Korean government can collect under the terms of the LOC only in the event that the Company is in material breach of its contract obligations. The term of this LOC expires in July 2009.

15.	Employee Retirement Plan

The Company’s employees are eligible, after completing three months of service, to participate in a 401(k) plan (the “Plan”) sponsored by Aerosonic Corporation. Under the terms of the Plan, employees may contribute up to 15% of their gross earnings subject to IRS limitations. The Company may match up to 100% of the first 3% of employees’ contributions. The Company’s matching contributions to the Plan were $137,000 and $215,000 for the years ended January 31, 2009 and 2008, respectively and are included in selling, general and administrative expenses. During January 2009, the Company elected to discontinue voluntary matching contributions.

16.	Quarterly Data (Unaudited)

Set forth below are the Company’s quarterly data (unaudited) for the years ended January 31, 2009 and 2008.

	Quarters Ended
	May 2	August 1	October 31	January 31
2009
Revenue	$6,651,000	$5,962,000	$2,915,000	$4,923,000
Gross margin	$1,403,000	$2,040,000	$(96,000)	$86,000
Operating loss	$(232,000)	$(255,000)	$(897,000)	$(3,444,000)
Net loss	$(236,000)	$(234,000)	$(992,000)	$(3,865,000)
Basic loss per share	$(0.07)	$(0.06)	$(0.28)	$(1.07)
Diluted loss per share	$(0.07)	$(0.06)	$(0.28)	$(1.07)

	April 27	July 27	October 26	January 31
2008
Revenue	$6,825,000	$5,292,000	$7,427,000	$5,866,000
Gross margin	$1,775,000	$95,000	$1,467,000	$772,000
Operating income (loss)	$178,000	$(2,186,000)	$(803,000)	$(2,255,000)
Net income (loss)	$62,000	$(1,303,000)	$(607,000)	$(1,533,000)
Basic earnings (loss) per share	$0.02	$(0.37)	$(0.17)	$(0.43)
Diluted earnings (loss) per share	$0.02	$(0.37)	$(0.17)	$(0.43)