Form 10-Q
period 2009-05-01
AEROSONIC CORP /DE/
filed 2009-06-15
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2009

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

As of June 15, 2009, the issuer had 3,700,343 shares of Common Stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 1, 2009	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Accounts receivable, net	$3,045,000	$1,818,000
Income taxes receivable	3,000	3,000
Inventories, net	8,630,000	8,062,000
Prepaid expenses	204,000	131,000
Property held for sale, net	1,712,000	1,712,000
Deferred income taxes	1,770,000	1,778,000

Total current assets	15,364,000	13,504,000

Property, plant and equipment, net	1,544,000	1,197,000
Deferred income taxes	929,000	1,735,000
Intangible assets, net	614,000	669,000
Goodwill	366,000	366,000
Other assets, net	238,000	290,000

Total assets	$19,055,000	$17,761,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$1,718,000	$547,000
Current maturities of long-term debt and notes payable	5,343,000	5,475,000
Accounts payable, trade	3,172,000	2,988,000
Customer advances	1,521,000	3,168,000
Compensation and benefits	700,000	608,000
Accrued sales commissions	242,000	242,000
Accrued expenses and other liabilities	1,646,000	1,421,000

Total current liabilities	14,342,000	14,449,000

Unrecognized tax benefits	254,000	254,000
Deferred income taxes	229,000	251,000

Total liabilities	14,825,000	14,954,000

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,051,110 shares at May 1, 2009 and January 31, 2009, respectively; outstanding 3,620,343 shares at May 1, 2009 and January 31, 2009, respectively.	1,621,000	1,621,000
Additional paid-in capital	5,189,000	5,141,000
Retained earnings (deficit)	583,000	(792,000)
Less treasury stock: 430,767 shares at both May 1, 2009 and January 31, 2009, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	4,230,000	2,807,000

Total liabilities and stockholders’ equity	$19,055,000	$17,761,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 1, 2009	May 2, 2008
Sales, net	$8,774,000	$6,651,000
Cost of sales	5,464,000	5,248,000

Gross profit	3,310,000	1,403,000
Selling, general and administrative expenses	1,579,000	1,637,000
Gain on sale of property, plant and equipment	10,000	2,000

Operating income (loss)	1,741,000	(232,000)

Other income (expense):
Interest expense, net	(56,000)	(156,000)
Gain from casualty	500,000	—
Other income	(18,000)	8,000

	426,000	(148,000)

Income (loss) before income taxes	2,167,000	(380,000)
Income tax (provision) benefit	(792,000)	144,000

Net income (loss)	$1,375,000	$(236,000)

Basic earnings (loss) per share	$0.38	$(0.07)

Diluted earnings (loss) per share	$0.38	$(0.07)

Weighted average shares outstanding basic and diluted	3,620,343	3,580,901

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 1, 2009	May 2, 2008
Cash flows from operating activities:
Net income (loss)	$1,375,000	$(236,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	65,000	112,000
Amortization	70,000	61,000
Bad debt expense	—	100,000
Stock-based compensation	48,000	28,000
Gain on sale of property, plant and equipment	(10,000)	(2,000)
Gain from casualty loss	(500,000)	—
Proceeds from insurance	500,000	—
Deferred income tax provision (benefit)	792,000	(144,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,227,000)	(240,000)
Income taxes receivable	—	25,000
Inventories, net	(568,000)	49,000
Prepaid expenses	(73,000)	(63,000)
Other assets	44,000	—
Accounts payable, trade	184,000	(100,000)
Customer advances	(1,647,000)	—
Compensation and benefits	92,000	(165,000)
Accrued expenses and other liabilities	225,000	39,000

Net cash used in operating activities	(630,000)	(536,000)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	10,000	22,000
Purchases of property, plant and equipment	(419,000)	—

Net cash provided by (used in) investing activities	(409,000)	22,000

Cash flows from financing activities:
Net increase in revolving credit facility	1,171,000	669,000
Principal payments on long-term debt	(132,000)	(88,000)

Net cash provided by financing activities	1,039,000	581,000

Change in cash and cash equivalents	—	67,000
Cash and cash equivalents, beginning of period	—	28,000

Cash and cash equivalents, end of period	$—	$95,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$68,000	$156,000

Income taxes	$—	$—

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

Financial Condition and Management’s Plans

As of both May 1, 2009 and January 31, 2009, the Company was not in compliance with certain debt covenants with its lender, Wachovia Bank, N.A. (“Wachovia”). As a result, the Company’s total debt with Wachovia, which was $7,061,000 at May 1, 2009, is subject to acceleration and is classified as current on the consolidated balance sheets at both May 1, 2009 and January 31, 2009. The Company currently has a written waiver through October 31, 2009 relating to its covenant for noncompliance. The Company is currently in discussions with its current and other prospective lenders regarding restructuring its current debt; however, while management believes that these negotiations will be successful there can be no assurances in that regard.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Avionics Specialties, Inc. (“Avionics”) and OP Tech. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31. Accordingly, all references to the first quarter mean the first quarter ended on the last Friday of April or the first Friday of May of the referenced fiscal year. For example, references to the first quarter of fiscal year 2010 mean the quarter ended May 1, 2009.

Reclassifications

Certain amounts in the three months ended May 2, 2008 financial statements and balance sheet dated January 31, 2009, have been reclassified to conform to the three months ended May 1, 2009 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of May 1, 2009, the consolidated statements of operations for the three months ended May 1, 2009 and May 2, 2008, and the consolidated statements of cash flows for the three months ended May 1, 2009 and May 2, 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States. The consolidated balance sheet as of January 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended May 1, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2010. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009.

Recent Accounting Pronouncements

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

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivative and Hedging Activities. EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133). EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact of adopting EITF 07-5 on our financial instruments.

2. Accounts Receivable

The allowance for doubtful accounts activity for the three months ended May 1, 2009 and May 2, 2008 was as follows:

	Three Months Ended
	May 1, 2009	May 2, 2008
Beginning balance	$551,000	$131,000
Amounts written off	—	(29,000)
Recoveries of amounts provided for	(116,000)	—
Amounts provided for	—	100,000

Ending balance	$435,000	$202,000

3. Inventories

Inventories at May 1, 2009 and January 31, 2009 consisted of the following:

	May 1, 2009	January 31, 2009
Raw materials	$6,653,000	$5,828,000
Work in process	3,333,000	3,574,000
Finished goods	439,000	455,000
Reserve for obsolete and slow moving inventory	(1,795,000)	(1,795,000)

Inventories, net	$8,630,000	$8,062,000

The reserve for obsolete and slow moving inventory activity for the three months ended May 1, 2009 and May 2, 2008 was as follows:

	Three Months Ended
	May 1, 2009	May 2, 2008
Beginning balance	$1,795,000	$877,000
Amounts charged to operations	—	(42,000)

Ending balance	$1,795,000	$835,000

4. Intangible Assets and Other Assets

Amortization expense related to intangible assets for the three months ended May 1, 2009 and May 2, 2008 was $55,000, respectively for each period. Amortization expense related to capitalized debt issue costs for the three months ended May 1, 2009 and May 2, 2008 was $7,000 and $6,000, respectively.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses. Capitalized debt issue costs are included in other assets.

5. Customer Advances

In September 2008, the Company began receiving advances from certain customers for unbilled product orders. Such advances were used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the business interruption caused by the August 2008 fire. These advances represent non-interest bearing prepayments and have been offset against the resulting accounts receivable at the time of product shipments. Remaining advances from customers total approximately $1,521,000 at May 1, 2009.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of May 1, 2009 and January 31, 2009 consisted of the following:

	May 1, 2009	January 31, 2009
Environmental liability	$627,000	$629,000
Warranty liability	167,000	167,000
Product development programs	419,000	141,000
Other	433,000	484,000

Accrued expenses and other liabilities	$1,646,000	$1,421,000

During fiscal year 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Striker Force (“JSF”) product development program, a customer-funded program that concluded the majority of its developmental activity during fiscal year 2008 and generated total project revenues of approximately $15,368,000. It’s anticipated that during the second quarter of fiscal year 2010, the JSF program will conclude with the recognition of deferred revenue of $141,000 once the final shipment is accepted by the customer.

During the first quarter of fiscal year 2010, the first draft of a customer requested repair manual for an Integrated Multi-Function Probe, purchased by Korean Aerospace Industries, was delivered for review; $278,000 of revenue related to that delivery was deferred until acceptance by the customer, which is anticipated in the second quarter of fiscal year 2010.

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

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 0.41% and 0.42% at May 1, 2009 and January 31, 2009, respectively), plus 300 basis points. Total available borrowings on the revolving credit facility at May 1, 2009 and January 31, 2009, including amounts borrowed as of those dates, were $2,433,000 and $1,726,000, respectively.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both May 1, 2009 and January 31, 2009, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through October 31, 2009. Consequently, the entire amount of long-term debt is classified as current maturities at both May 1, 2009 and January 31, 2009.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Long-term debt and notes payable at May 1, 2009 and January 31, 2009 consisted of the following:

	May 1, 2009	January 31, 2009
Future Advance Promissory Note	$3,468,000	$3,555,000
Term Promissory Note	1,875,000	1,920,000

	5,343,000	5,475,000
Less: current maturities	(5,343,000)	(5,475,000)

Long-term debt and notes payable, less current maturities	$—	$—

Interest expense on long-term debt, notes payable and the revolving credit facility for the three months ended May 1, 2009 and May 2, 2008 was $56,000 and $156,000, respectively.

8. Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock shares resulting from stock options were not included in the computation of diluted earnings per share for the three months ended May 1, 2009 as the exercise price of vested options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share; furthermore, potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three months ended May 2, 2008, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share.

Options to Purchase Common Stock

On February 27, 2009, the Company issued to its President and Chief Executive Officer, its Executive Vice President of Sales and Marketing and its Executive Vice President of Operations, options to purchase 48,000, shares, 24,000 shares and 24,000 shares, respectively, of the Company’s common stock at the common stock’s market price on that day of $1.00. These options vest from one to three years from the date of grant.

On March 2, 2009, the Company issued to certain key employees, options to purchase in aggregate 15,000 shares of the Company’s common stock at the common stock’s market price on that date of $1.01. These options vest from one to three years from the date of grant.

9. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of May 1, 2009, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000 for the year ended January 31, 2008, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with Emerging Issues Task Force 90-8, Capitalization of Costs to Treat Environmental Contamination, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred during the three months ended May 1, 2009 totaled $2,000.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009. Total rent expense under the facility lease near Earlysville, Virginia for the three months ended May 1, 2009 was $42,000, which is included in cost of sales. Rent expense for the three months ended May 2, 2008 was $39,000.

10. Subsequent Events

On May 14, 2009, the Company entered into three separate unsecured loans with private lenders containing a draw down provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements provide for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 based upon the cash draw down provision of each of the three unsecured loan agreements. The 200,000 warrants issued to the lenders pursuant to the $800,000 draw down are exercisable at any time during the period after May 21, 2010 and before the warrant expiration date of April 10, 2015. The Company’s 80,000 common shares issued in connection with the $800,000 cash draw down were not registered under the Securities Act of 1933 and therefore, are restricted securities as that term is defined in Rule 144 under the Securities Act. The aggregate amount borrowed of $800,000 is payable in full under each of the three notes on or before April 10, 2010.

The Company will recognize quarterly interest expense of approximately $130,000 for the note interest and accretion of the underlying value of the warrants and common stock issued under the loan agreement. Furthermore, the Company will consider the guidance provided by the Emerging Issues Task Force Consensus No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock in determining the financial impact of the loan in the second fiscal quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

General

Results of Operations

Net sales for the first quarter of fiscal year 2010 increased $2,123,000, or 32%, to $8,774,000 when compared to $6,651,000 for the first quarter of fiscal year 2009. The increase in sales between fiscal quarters is primarily the result of increased production in the transmitter product line in fiscal quarter ended May 1, 2009. Historically this line provides higher revenues and gross margins. Management’s emphasis continues to be based on a focus of returning the Company to full production as soon as is practicable.

Cost of sales for the first quarter of fiscal year 2010 increased $216,000, or 4%, to $5,464,000 when compared to $5,248,000 for the first quarter of fiscal year 2009. Gross profit increased from 21% for the first quarter of fiscal year 2009 to 38% for the first quarter of fiscal year 2010. The three month comparative increase in gross profit, as a percent of sales, is primarily the result of focused production in the transmitter product line.

Our improvement in gross profit will continue to require the following:

•	improving controls over the manufacturing process;

•	planning inventory purchases and movement carefully; and

•	reducing costs and inefficiencies in our operations through better resource management and improved accountability.

These initiatives will be complemented with a marketing and sales strategy that addresses the highly competitive environment.

Selling, general and administrative expenses for the first quarter of fiscal year 2010 decreased $58,000 when compared to the first quarter of fiscal year 2009. The change in selling, general and administrative expenses is primarily the result of personnel reductions made in the third quarter of fiscal 2009.

Interest expense, net, decreased $100,000 for the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009. The decrease in interest expense, net is the result of decreases in LIBOR from 2.67% as of May 1, 2008 to 0.41% as of May 2, 2009; along with the decrease in the revolving credit facility outstanding balance compared on a fiscal quarter to fiscal quarter basis.

Income before income taxes for the first quarter of fiscal year 2010 includes a gain from casualty of $500,000 which represents amounts received from insurance as a result of business interruption caused by the August 8, 2008 fire.

Income tax benefit decreased approximately $(936,000) to a provision of $792,000 for the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009. The resulting income tax provision was made necessary by the taxable income earned in the first quarter of fiscal year 2010.

The customer base for our products include the business jets segment which has experienced unprecedented growth since calendar year 2003. The growth has been driven largely by fractional ownership programs that open jet ownership up to a larger customer base. Most current surveys agree that while the economic challenges present today will cause a slowdown in aircraft deliveries, the reduction is expected to be 7 to 9 percent in calendar year 2010 and will rebound by calendar year 2012. Most manufacturers still have backlogs that are sold out into 2010. Cancellations have been minimal however we are seeing a shifting out of deliveries in the coming months.

It is important to note that before calendar year 2007, annual business jet deliveries had never reached 1000 aircraft. In 2007, deliveries of business jets totaled 1138 aircraft. In calendar year 2008, deliveries increased to 1180 aircraft. The forecast average for calendar year 2009 will be over 1300 aircraft before the above mentioned reduction takes effect in calendar year 2010. This industry rose and fell with the US economy as recently as five years ago but is now much more balanced with roughly half of the demand projected to come from other regions.

Military Aircraft programs are expected to experience reductions in new aircraft development. Aerosonic is fortunate to be established on existing large aircraft fleets such as the UH60 Blackhawk, Apache Longbow, F15, F16 and F18. These are well established fleets that are key weapon systems in the defense of our country. The heavy utilization of these aircraft provides a constant stream of orders for new and repaired equipment. Any reduction in new aircraft development extends the life of existing aircraft platforms. We do not expect to see any meaningful downward demand for our products in this sector for the coming year.

Liquidity and Capital Resources

The Company has incurred significant losses from operations which have adversely affected the Company’s ability to maintain adequate liquidity. The Company’s challenge to maintain favorable repayment terms with certain of its suppliers, which, in addition to the impact of the August 8, 2008 fire, is making it difficult for the Company to achieve full production. The Company has also been unable to sell the Virginia facility, although active marketing efforts are continuing. As a result, the Company is currently experiencing significant liquidity shortfalls. Obtaining sufficient liquidity to (i) satisfy working capital requirements, (ii) repay customer advances through production, (iii) fulfill necessary capital spending and (iv) meet the Company’s debt obligations is dependent both on the realization of positive cash flows from operations and on obtaining alternative financing sources. Otherwise, the Company will consider other alternatives to meet its cash requirements.

Cash used in operating activities was $630,000 for the first three months of fiscal year 2010, a decrease in cash of $94,000 when compared to the first three months of fiscal year 2009. This decrease in cash is primarily attributable to acceleration of repayments in customer advances through production efforts which were made to the Company subsequent to the August 8, 2008 fire for the purpose of supporting our loss recovery efforts. Additionally, the collection of international customer accounts has slowed as a result of the deteriorating worldwide economy. The Company continues to struggle to maintain favorable repayment terms with its vendors.

Cash used in investing activities was $409,000 for first three months of fiscal year 2010, a decrease in cash of $431,000 when compared to the first three months of fiscal year 2009. The cash used in investing activities is primarily attributable to replacement and refurbishment of testing equipment at our leased Charlottesville, Virginia facility. The testing equipment is currently being installed, with some constructed elements yet to be completed and is expected to be operational in the second quarter of fiscal 2010.

Cash provided by financing activities was $1,039,000 for the first three months of fiscal year 2010, an increase in cash of $458,000 when compared to the first three months of fiscal year 2009. This increase is a function of additional borrowing under our revolving credit facility as of May 1, 2009. As of both May 1, 2009 and May 2, 2008, the Company was not in compliance with certain debt covenants with its lender, Wachovia. As a result, the Company’s total long-term debt with Wachovia, which was $5,343,000 at May 1, 2009, is subject to acceleration and is classified as current on the consolidated balance sheets at both May 1, 2009 and January 31, 2009. The Company currently has a written waiver through October 31, 2009 relating to its covenant noncompliance. The Company expects to renegotiate its debt.

Working Capital and Capital Expenditures

Our working capital at May 1, 2009 was $1,022,000 compared to $(945,000) at January 31, 2009, for an increase of $1,967,000. The increase in working capital during the first three months of fiscal year 2010 related primarily to increases in accounts receivable of $1,227,000, and inventories of $568,000, as well as decreases in customer advances of $1,748,000, and short-term borrowings of $132,000; offset by increases in revolving credit facility of $1,171,000, accrued expenses of $225,000, and compensation and benefits of $92,000. The increase in accounts receivable was primarily the result of increased sales due to focused production in the higher priced transmitter product line. The decrease in customer advances resulted from management’s decision to reduce amounts owed through targeted production efforts designed to accelerate repayments. Credit terms provided to customers are consistent with those normally offered in our industry.

Future capital requirements depend on numerous factors, including unforeseen costs associated with returning to full production capacity, research and development, expansion of product lines and other factors. Furthermore, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources. Currently, limited cash flow from operations inhibits our ability to meet these future capital requirements.

We had $419,000 in capital expenditures for first three months of fiscal year 2010 compared to $0 for first three months of fiscal year 2009. The fiscal year 2010 expenditures are primarily for the replacement and refurbishment of testing equipment at our leased Charlottesville, Virginia facility. Due to current liquidity shortfalls, the Company continues to be limited in its ability to purchase and/or construct production assets and these assets are critical to take advantage of technological improvements needed to enhance production efficiencies.

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

The Company follows the percentage-of-completion method of accounting for one long-term engineering service contract. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. From time to time, the Company will record costs and estimated profits in excess of billings for this contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

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

Property Held For Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria established by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (as amended), are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000 for the year ended January 31, 2008, as determined by an environmental compliance specialist. There has been no change in these estimated costs for the three months ended May 1, 2009. The Company capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed at least annually for impairment and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. As current events and circumstances warrant, the Company examines the carrying value of its intangible assets with finite lives, such as capitalized software and development costs, purchased intangibles, and other long-lived assets, to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause a impairment include negative industry or economic trends or significant underperformance relative to historical or projected future operating results.

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

Share-Based Compensation

Effective February 1, 2006, the Company adopted, using the modified prospective transition method, SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which replaces SFAS 123 and supersedes APB 25 and recognizes share-based employee compensation cost as a charge to net income. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2007 and subsequent quarters, includes expense related to the remaining unvested portion of all stock option awards granted prior to February 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The adoption of SFAS 123(R) did not have a significant impact on the Company’s financial position or results of operations. SFAS 123(R) requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s share-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered non-substantive. Accordingly, the Company recognizes compensation expense related to share-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. SFAS 123(R) also requires an estimation of future forfeitures of share-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements except as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009 nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Recent Accounting Pronouncements

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

In June 2008, the Emerging Issues Task Force issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 supersedes EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and provides guidance in evaluating whether certain financial instruments or embedded features can be excluded from the scope of SFAS No. 133, Accounting for Derivative and Hedging Activities. EITF 07-5 sets forth a two-step approach that evaluates an instrument’s contingent exercise and settlement provisions for the purpose of determining whether such instruments are indexed to an issuer’s own stock (a requirement necessary to comply with the scope exception under SFAS 133). EITF 07-5 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact of adopting EITF 07-5 on our financial instruments.

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

Based on the outstanding balance on our credit facilities as of May 1, 2009, a 1% increase in interest rates would cost us approximately $71,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of May 1, 2009. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of January 31, 2009, described within the 2009 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of May 1, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules and accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Given the identification of the above material weaknesses, we decided on a course of action that we anticipated will remediate these material weaknesses. In April 2009, we made an employment offer to a Chief Financial Officer candidate to begin employment in the second fiscal quarter. With this anticipated hire, the new Chief Financial Officer will be directed to hire additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Additionally, we have scheduled a standard cost accounting analysis for the second quarter of fiscal year 2010 to plan remediation actions, if any, deemed necessary to provide reasonable assurance that disclosure controls are adequate to detect or prevent a material weakness in the our financial statements in a timely manner.

Changes in Internal Control Over Financial Reporting

Since January 31, 2008, including the period covered by this Quarterly Report, we have made certain changes to our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which are likely to have a material effect on such controls. For a discussion of these changes, please refer to Item 9A. CONTROLS AND PROCEDURES in our Annual Report on Form 10-K for the year ended January 31, 2009.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended January 31, 2009 have not materially changed.

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

Date: June 15, 2009

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: June 15, 2009

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Chief Financial Officer