Form 10-Q
period 2009-07-31
AEROSONIC CORP /DE/
filed 2009-09-14
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company

Large accelerated filer   ☐             Accelerated filer  ☐             Non-accelerated filer   ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 14, 2009, the issuer had 3,725,135 shares of Common Stock outstanding, net of treasury shares.

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

We claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by this Cautionary Note on Forward-Looking Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2009	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Accounts receivable, net	$3,314,000	$1,818,000
Income taxes receivable	3,000	3,000
Inventories, net	8,443,000	8,062,000
Prepaid expenses	310,000	131,000
Property held for sale, net	1,712,000	1,712,000
Deferred income taxes	1,729,000	1,778,000

Total current assets	15,511,000	13,504,000

Property, plant and equipment, net	1,819,000	1,197,000
Deferred income taxes	576,000	1,735,000
Intangible assets, net	559,000	669,000
Goodwill	366,000	366,000
Other assets, net	51,000	290,000

Total assets	$18,882,000	$17,761,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$2,050,000	$547,000
Short-term notes (Note 5)	461,000	—
Current maturities of long-term debt and notes payable	5,277,000	5,475,000
Accounts payable, trade	2,401,000	2,988,000
Customer advances	825,000	3,168,000
Compensation and benefits	676,000	608,000
Accrued sales commissions	85,000	242,000
Accrued expenses and other liabilities	1,404,000	1,421,000

Total current liabilities	13,179,000	14,449,000

Unrecognized tax benefits	228,000	254,000
Deferred income taxes	209,000	251,000

Total liabilities	13,616,000	14,954,000

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,155,902 and 4,051,110 shares at July 31, 2009 and January 31, 2009, respectively; outstanding 3,725,135 and 3,620,343 shares at July 31, 2009 and January 31, 2009, respectively.	1,662,000	1,621,000
Additional paid-in capital	5,628,000	5,141,000
Retained earnings (deficit)	1,139,000	(792,000)
Less treasury stock: 430,767 shares at both July 31, 2009 and January 31, 2009, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	5,266,000	2,807,000

Total liabilities and stockholders' equity	$18,882,000	$17,761,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Sales, net	$8,114,000	$5,962,000	$16,888,000	$12,613,000
Cost of sales	4,951,000	3,922,000	10,415,000	9,170,000

Gross profit	3,163,000	2,040,000	6,473,000	3,443,000
Selling, general and administrative expenses	2,159,000	2,297,000	3,738,000	3,933,000
Gain on sale of property, plant and equipment	—	2,000	10,000	4,000

Operating income (loss)	1,004,000	(255,000)	2,745,000	(486,000)

Other income (expense):
Interest expense, net	(151,000)	(90,000)	(207,000)	(246,000)
Gain from casualty	50,000	—	550,000	—
Other income (expense)	1,000	(24,000)	(17,000)	(17,000)

	(100,000)	(114,000)	326,000	(263,000)

Income (loss) before income taxes	904,000	(369,000)	3,071,000	(749,000)
Income tax (provision) benefit	(348,000)	135,000	(1,140,000)	279,000

Net income (loss)	$556,000	$(234,000)	$1,931,000	$(470,000)

Basic income (loss) per share	$0.15	$(0.06)	$0.53	$(0.13)

Diluted income (loss) per share	$0.14	$(0.06)	$0.51	$(0.13)

Weighted average shares outstanding:
Basic	3,683,033	3,581,028	3,651,861	3,579,158

Diluted	3,932,205	3,581,028	3,779,280	3,579,158

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	July 31, 2009	August 1, 2008
Cash flows from operating activities:
Net Income (loss)	$1,931,000	$(470,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	139,000	190,000
Amortization	123,000	121,000
Accretion on short-term note	67,000	—
Bad debt expense	—	100,000
Stock-based compensation	122,000	78,000
Gain on sale of property, plant and equipment	(10,000)	(4,000)
Gain from casualty	(550,000)	—
Proceeds from insurance	550,000	—
Deferred income taxes	1,140,000	(279,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,496,000)	741,000
Income taxes receivable	—	26,000
Inventories, net	(381,000)	166,000
Prepaid expenses	(179,000)	(23,000)
Other assets	226,000	1,000
Accounts payable, trade	(587,000)	(507,000)
Customer advances	(2,343,000)	—
Compensation and benefits	68,000	61,000
Accrued sales commissions	(157,000)	—
Accrued expenses and other liabilities	(17,000)	(154,000)

Net cash (used in) provided by operating activities	(1,354,000)	47,000

Cash flows from investing activities:
Proceeds from the sale of property and equipment	10,000	24,000
Purchases of property, plant and equipment	(761,000)	—

Net cash (used in) provided by investing activities	(751,000)	24,000

Cash flows from financing activities:
Net increase in revolving credit facility	1,503,000	160,000
Proceeds from short-term notes (Note 5)	800,000	—
Principal payments on long-term debt	(198,000)	(175,000)

Net cash provided by (used in) financing activities	2,105,000	(15,000)

Change in cash and cash equivalents	—	56,000
Cash and cash equivalents, beginning of period	—	28,000

Cash and cash equivalents, end of period	$—	$84,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$116,000	$253,000

Income taxes	$—	$—

Non-cash financing transactions:
Common stock issued	$123,000	$—

Common stock warrants issued	$283,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements

Description of Business

Aerosonic Corporation and subsidiaries (the “Company”) manufactures and sells aircraft instrumentation including integrated cockpit displays, digital and mechanical standby displays, sensors and probes. Our customers include government and commercial users located worldwide. The Company’s production facilities are located in Florida and Virginia.

Financial Condition and Management’s Plans

As of both July 31, 2009 and January 31, 2009, the Company was not in compliance with certain debt covenants with its lender, Wachovia Bank, N.A. (“Wachovia”). As a result, the Company’s total debt with Wachovia, which was $7,327,000 at July 31, 2009, is subject to acceleration and is classified as current on the consolidated balance sheets at both July 31, 2009 and January 31, 2009. The Company currently has a written waiver through October 31, 2009 relating to its covenant for noncompliance. The Company is currently in discussions with its current and other prospective lenders regarding restructuring its current debt; however, while management believes that these negotiations will be successful there can be no assurances in that regard.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Avionics Specialties, Inc. (“Avionics”) and OP Technologies, Inc. (“OP Tech”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31. Accordingly, all references to the second quarter mean the second quarter ended on the last Friday of July or the first Friday of August of the referenced fiscal year. For example, references to the second quarter of fiscal year 2010 mean the quarter ended July 31, 2009.

Reclassifications

Certain amounts in the three and six months ended August 1, 2008 financial statements and balance sheet dated January 31, 2009 have been reclassified to conform to the three and six months ended July 31, 2009 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of July 31, 2009, the consolidated statements of operations for the three and six months ended July 31, 2009 and August 1, 2008, and the consolidated statements of cash flows for the six months ended July 31, 2009 and August 1, 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States. The consolidated balance sheet as of January 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six months ended July 31, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2010. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141, Business Combinations-Revised (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front. In addition, SFAS 141(R) also includes a substantial number of new disclosure requirements. We will apply SFAS 141(R) prospectively for business combinations occurring after the effective date.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this FSP to have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of fiscal 2010 and evaluated subsequent events after the balance sheet date through September 14, 2009, the date of issuance of our consolidated financial statements.

In June 2009, the FASB issued FASB No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.	Accounts Receivable

The allowance for doubtful accounts activity for the six months ended July 31, 2009 and August 1, 2008 was as follows:

	Six Months Ended,
	July 31, 2009	August 1, 2008
Beginning balance	$551,000	$131,000
Amounts written off	—	(144,000)
Recoveries of amounts provided for	(116,000)	—
Amounts provided for	—	100,000

Ending balance	$435,000	$87,000

3.	Inventories

Inventories at July 31, 2009 and January 31, 2009 consisted of the following:

	July 31, 2009	January 31, 2009
Raw materials	$6,056,000	$5,828,000
Work in process	3,655,000	3,574,000
Finished goods	527,000	455,000
Reserve for obsolete and slow moving inventory	(1,795,000)	(1,795,000)

Inventories, net	$8,443,000	$8,062,000

The reserve for obsolete and slow moving inventory activity for the six months ended July 31, 2009 and August 1, 2008 was as follows:

	Six Months Ended,
	July 31, 2009	August 1, 2008
Beginning balance	$1,795,000	$877,000
Amounts charged to operations	—	12,000

Ending balance	$1,795,000	$889,000

4.	Intangible Assets and Other Assets

Amortization expense related to intangible assets for the three and six months ended July 31, 2009 was $55,000 and $110,000, respectively. Amortization expense related to intangible assets for the three and six months ended August 1, 2008 was $54,000 and $110,000, respectively.

Amortization expense related to capitalized debt issue costs for the three and six months ended July 31, 2009 was $6,000 and $13,000, respectively. Amortization expense related to capitalized debt issue costs for the three and six months ended August 1, 2008 was $11,000, respectively for both periods.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses. Capitalized debt issue costs are included in other assets.

5.	Short Term Notes

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

The warrants and common shares are recorded as a separate component of interest and are being accreted into the loan balance over the term of the loan. For the period ended July 31, 2009, the Company had recognized $67,000 as additional interest expense.

6.	Customer Advances

In September 2008, the Company began receiving advances from certain customers for unbilled product orders. Such advances were used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the business interruption caused by the August 2008 fire at our Clearwater, Florida facility. These advances represent non-interest bearing prepayments and have been offset against the resulting accounts receivable at the time of product shipments. Remaining advances from customers total approximately $825,000 at July 31, 2009.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of July 31, 2009 and January 31, 2009 consisted of the following:

	July 31, 2009	January 31, 2009
Environmental liability	$604,000	$629,000
Warranty liability	167,000	167,000
Product development programs	172,000	141,000
Technology training offset	191,000	176,000
Other	270,000	308,000

Accrued expenses and other liabilities	$1,404,000	$1,421,000

During fiscal year 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Striker Force (“JSF”) product development program, a customer-funded program that concluded the majority of its developmental activity during fiscal year 2008 and generated total project revenues of approximately $15,368,000. During the second quarter of fiscal year 2010, the JSF program concluded with the recognition of deferred revenue of $141,000.

A key business jet customer requested an engineering change to the Stall Warning Transmitter software and a prepayment was made for the project of approximately $218,000. Costs incurred to date of approximately $46,000 have been recorded against the prepayment. The remaining amount of $172,000 is recorded as unearned revenue at July 31, 2009.

The Company entered into a contract with the Ministry of Defense of the Republic of Korea in May 2005. In accordance with the requirements under the contract, the Company was to provide Integrated Multi-Function Probes (IMFP) for South Korea’s T-50 military aircraft. The contract contained offset-requirements which specified that the Company will transfer technology upon completion. The Company agreed to incur certain expenses associated with this obligation. Consequently, the Company accrues a liability with each IMFP shipment in anticipation of satisfying the offset requirements of the contract. This liability is approximately $191,000 and $176,000 at July 31, 2009 and January 31, 2009, respectively.

8.	Long-Term Debt and Notes Payable and Revolving Credit Facility

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

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 0.32% and 0.42% at July 31, 2009 and January 31, 2009, respectively), plus 300 basis points. Total available borrowings on the revolving credit facility at July 31, 2009 and January 31, 2009, including amounts borrowed as of those dates, were $250,000 and $1,726,000, respectively.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both July 31, 2009 and January 31, 2009, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through October 31, 2009. Consequently, the entire amount of long-term debt is classified as current maturities at both July 31, 2009 and January 31, 2009.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Long-term debt and notes payable at July 31, 2009 and January 31, 2009 consisted of the following:

	July 31, 2009	January 31, 2009
Future Advance Promissory Note	$3,424,000	$3,555,000
Term Promissory Note	1,853,000	1,920,000

	5,277,000	5,475,000
Less: current maturities	(5,277,000)	(5,475,000)

Long-term debt and notes payable, less current maturities	$—	$—

Interest expense on long-term debt, notes payable and the revolving credit facility for the three months ended July 31, 2009 and August 1, 2008 was $151,000 and $90,000, respectively. Interest expense on long-term debt, notes payable and the revolving credit facility for the six months ended July 31, 2009 and August 1, 2008 was $207,000 and $246,000, respectively. Included in interest expense, net is accretion of the discount on short-term notes of $67,000 for both the three and six months ended July 31, 2009. These amounts are included in interest expense, net in the Company’s consolidated statements of operations.

9.	Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Some potential common stock shares resulting from stock options were not included in the computation of diluted earnings per share for the three and six months ended July 31, 2009 as the exercise price of those vested options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options, which were included in the computation of diluted earnings (loss) per share for the three and six months ended July 31, 2009, were accounted for using the treasury stock method. Furthermore, potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three and six months ended August 1, 2008, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share.

Options to Purchase Common Stock

On May 11, 2009, the Company issued to its Vice President of Technology and Product Development, options to purchase 25,000 shares of the Company’s common stock at the common stock’s market price on that day of $2.65. These options vest from one to three years from the date of grant.

On May 26, 2009, the Company issued to its Executive Vice President and Chief Financial Officer, options to purchase 25,000 shares of the Company’s common stock at the common stock’s market price on that day of $2.36. These options vest from one to three years from the date of grant.

During the second quarter of fiscal year 2010, the Company issued to certain key employees, options to purchase in the aggregate 7,500 shares of the Company’s common stock at the common stock’s market price on those dates ranging from $1.87 to $2.62. These options vest from one to three years from the date of grant.

10.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of July 31, 2009, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000 for the year ended January 31, 2008, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with Emerging Issues Task Force 90-8, Capitalization of Costs to Treat Environmental Contamination, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred totaled $2,000 during the three and six months ended July 31, 2009, respectively.

The Company had recent discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property solicited proposals from environmental consulting firms and received a proposal which estimates the cost of contamination treatment to be approximately $750,000. Additionally, a proposal is currently being requested from two environmental consulting firms to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. The Company and the former owner of the property plan to visit the Virginia DEQ (Department of Environmental Quality) to review the contamination treatment plans as well as the characterization of the additional property. Subsequent to the meeting with the Virginia DEQ, we expect to reach agreement with the former owner of the property concerning their responsibility to cover the costs of the contamination treatment. Accordingly, we will then reassess the accrued liability and record any appropriate adjustments in our financial statements.

After the August 8, 2008 fire at our Clearwater, Florida facility, during a routine investigation by local environmental agencies the Company was cited with violations relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. A remediation effort for these violations had been submitted and subsequently approved by local authorities. The anticipated costs of remediation and associated fines were estimated at a total cost of $100,000 and which were included in accrued expenses and other liabilities for the year ended January 31, 2009. Costs incurred totaled $22,000 for both the three and six months ended July 31, 2009, respectively.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009. Total rent expense under the facility lease near Earlysville, Virginia was $24,000 and $45,000 for the three months ended July 31, 2009 and August 1, 2008, respectively. Rent expense was $66,000 and $84,000 for the six months ended July 31, 2009 and August 1, 2008, respectively. Rent expense is recorded in cost of sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

General

Results of Operations

Net sales for the second quarter of fiscal year 2010 increased $2,152,000, or 36%, to $8,114,000 when compared to $5,962,000 for the second quarter of fiscal year 2009. On a year to date basis, net sales were $16,888,000 during the first six months of fiscal year 2010, an increase of $4,275,000, or 34%, when compared to $12,613,000 for the first six months of fiscal year 2009. The increase in sales for the respective periods was primarily the result of increased productivity across several product lines, including our transmitter product line. We were successful in stabilizing manufacturing processes and improving upon critical manufacturing and planning processes. Certain test processes continue at the Virginia facility due to damage to testing equipment from the August 2008 fire at the Clearwater, Florida facility. It is expected that the capability to perform these processes will return to the Clearwater, Florida facility by the end of fiscal year 2010.

Cost of sales for the second quarter of fiscal year 2010 increased $1,029,000, or 26%, to $4,951,000 when compared to $3,922,000 for the second quarter of fiscal year 2009. On a year to date basis, cost of sales were $10,415,000 during the first six months of fiscal year 2010, an increase of $1,245,000, or 14%, when compared to $9,170,000 for the first six months of fiscal year 2009. Gross profit increased from 34% for the second quarter of fiscal year 2009 to 39% for the second quarter of fiscal year 2010. On a year to date basis, gross profit increased from 27% for the first six months of fiscal year 2009 to 38% for the first six months of fiscal year 2010. The three month comparative increase in gross profit percentage, as well as the year to date comparative increase in gross profit percentage, is primarily attributable to the improvement in operational performance across several product lines.

Continued improvement in gross profit will require the following:

•	improving controls over the manufacturing processes;

•	inventory and purchase planning; and

•	reducing costs and inefficiencies in our operations through LEAN programs and improved performance feedback.

These initiatives will be complemented with a marketing and sales strategy that addresses the highly competitive environment.

Selling, general and administrative expenses for the second quarter of fiscal year 2010 decreased $138,000 when compared to the second quarter of fiscal year 2009. On a year to date basis, selling, general and administrative expenses decreased $195,000 for the first six months of fiscal year 2010 when compared to the first six months of fiscal year 2009. These reductions in costs are mainly related to the scale down of the Earlysville, Virginia operations in connection with the consolidation and the resulting synergies obtained from the consolidation.

Interest expense, net, increased $61,000 for the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009. The increase in interest expense, net is the result of increases in the revolving credit facility outstanding balance compared on a fiscal quarter to fiscal quarter basis, as well as accretion of discount on short-term notes. On a year to date basis, interest expense, net decreased $39,000 for the first six months of fiscal year 2010 when compared to the first six months of fiscal year 2009. This decrease is attributable to decreases in LIBOR from 2.46% as of August 1, 2008 to 0.32% as of July 31, 2009.

Income before income taxes for fiscal year 2010 to date includes a gain from casualty of $550,000 which represents amounts received from insurance as a result of business interruption caused by the August 8, 2008 fire.

Income tax benefit decreased approximately $483,000 to a provision of $348,000 for the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009. The resulting income tax provision was made necessary by the taxable income earned in the second quarter of fiscal year 2010. On a year to date basis, income tax benefit decreased $1,419,000 for the first six months of fiscal year 2010 when compared to the first six months of fiscal 2009. The decreases were attributable to improved earnings when compared on a period to period basis.

Economic challenges present today are impacting new orders for business aircraft worldwide. While most manufacturers still have backlogs that will carry into 2010, the expected reduction in deliveries will be 7 to 9 percent for 2010 and 2011. The Company expects to similarly impacted by these expected reductions. Several new models that were scheduled to enter the market have been delayed or put on hold until market conditions improve. A significant contributor to this situation is the current atmosphere in the financial markets making aircraft financing more challenging.

Current global conflicts continue to require a ready state for most military aircraft platforms providing stability in this sector. Aerosonic provides products to a large number of high utilization aircraft, including the UH60 Blackhawk, Apache Longbow, F15, F16 and F18. In addition to these aircraft the market for primary jet trainer aircraft is very active worldwide. Aerosonic is an established supplier on several leading trainer aircraft including the Hawk, M346 and T50.

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

Cash used in operating activities was $1,354,000 for the first six months of fiscal year 2010, an increase in cash used of $1,401,000 when compared to the first six months of fiscal year 2009. This change is primarily attributable to acceleration of repayments in customer advances through production efforts which were made to the Company subsequent to the August 8, 2008 fire for the purpose of supporting our loss recovery efforts. Additionally, the collection of international customer accounts has slowed as a result of the deteriorating worldwide economy increasing accounts receivable balances. The Company continues to struggle to maintain favorable repayment terms with its vendors.

Cash used in investing activities was $751,000 for first six months of fiscal year 2010, an increase in cash used of $775,000 when compared to the first six months of fiscal year 2009. The cash used in investing activities is primarily attributable to replacement and refurbishment of testing equipment at our leased Charlottesville, Virginia facility. The testing equipment is currently being installed, with some constructed elements yet to be completed and is expected to be operational in the third quarter of fiscal 2010.

Cash provided by financing activities was $2,105,000 for the first six months of fiscal year 2010, an increase in cash of $2,120,000 when compared to the first six months of fiscal year 2009. This increase is partially due to $1,503,000 in additional borrowing under our revolving credit facility as of July 31, 2009. As of both July 31, 2009 and August 1, 2008, the Company was not in compliance with certain debt covenants with its lender, Wachovia. As a result, the Company’s total long-term debt with Wachovia, which was $5,277,000 at July 31, 2009, is subject to acceleration and is classified as current on the consolidated balance sheets at both July 31, 2009 and January 31, 2009. The Company currently has a written waiver through October 31, 2009 relating to its covenant noncompliance. The Company expects to renegotiate its debt. Another factor increasing cash provided by financing activities is the Company’s borrowing on May 21, 2009 the aggregate principal amount of $800,000 upon a cash draw down under each of three unsecured loans entered into by the Company on May 14, 2009 with three separate investors. The Company’s $800,000 cash draw down pursuant to the loan agreements was completed on a pro rata basis. Pursuant to the terms of the loan agreements, the Company issued 80,000 shares of common stock and warrants to purchase an additional 200,000 of the Company’s common stock. The warrants have a 5-year term from April 10, 2010 and are exercisable at any time during the period after May 21, 2010 and before the expiration date.

Working Capital and Capital Expenditures

Our working capital at July 31, 2009 was $2,332,000 compared to ($945,000) at January 31, 2009, for an increase of $3,277,000. The increase in working capital during the first six months of fiscal year 2010 related primarily to increases in accounts receivable of $1,496,000, inventories of $381,000, as well as, decreases in customer advances of $2,343,000, and accounts payable of $587,000; offset by increases in revolving credit facility of $1,503,000 and short-term notes of $461,000. The increase in accounts receivable was primarily the result of increased sales due to focused production in the higher priced transmitter product line. The decrease in customer advances and increases in revolving credit facilities resulted from management’s decision to reduce amounts owed through targeted production efforts designed to accelerate repayments. Credit terms provided to customers are consistent with those normally offered in our industry.

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

We had $761,000 in capital expenditures for the first six months of fiscal year 2010 compared to $0 for the first six months of fiscal year 2009. The fiscal year 2010 expenditures are primarily for the replacement and refurbishment of testing equipment at our leased Charlottesville, Virginia facility. Due to current liquidity shortfalls, the Company continues to be limited in its ability to purchase and/or construct production assets and these assets are critical to take advantage of technological improvements needed to enhance production efficiencies.

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

Occasionally the Company enters into research and development contracts with customers. When the contracts provide for milestone payments, generally, the Company will recognize revenue when the contract delineates specific and measureable contract performance, attaches a specific value to the deliverable and accomplishment of the deliverable is recognized by the customer.

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

The Company had recent discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property solicited proposals from environmental consulting firms and received a proposal which estimates the cost of contamination treatment to be approximately $750,000. Additionally, a proposal is currently being requested from two environmental consulting firms to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. The Company and the former owner of the property plan to visit the Virginia DEQ (Department of Environmental Quality) to review the contamination treatment plans as well as the characterization of the additional property. Subsequent to the meeting with the Virginia DEQ, we expect to reach agreement with the former owner of the property concerning their responsibility to cover the costs of the contamination treatment. Accordingly, we will then reassess the accrued liability and record any appropriate adjustments in our financial statements.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three-month fiscal periods ended July 31, 2009 and August 1, 2008, the Company recorded approximately $45,000 and $51,000, respectively, of stock-based compensation expenses. During the six-month periods ended July 31, 2009 and August 1, 2008, the Company recorded approximately $93,000 and $78,000, respectively, of stock compensation expenses.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements except as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141, Business Combinations-Revised (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase price; and, determines what information to disclose to enable users of the consolidated financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The application of SFAS 141(R) will cause management to evaluate future transaction returns under different conditions, particularly the near term and long term economic impact of expensing transaction costs up front. In addition, SFAS 141(R) also includes a substantial number of new disclosure requirements SFAS 141(R) will have an effect on the Company’s future acquisitions. We will apply SFAS 141(R) prospectively for business combinations occurring after the effective date.

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance contained in this FSP for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures required in this FSP are applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this FSP to have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS 165 in the second quarter of fiscal 2010 and evaluated subsequent events after the balance sheet date through September 14, 2009, the date of issuance of our consolidated financial statements.

In June 2009, the FASB issued FASB No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our existing credit facilities which require the payment of interest at a variable rate equal to one-month LIBOR plus 300 basis points. We therefore are exposed to market risk from changes in interest rates on certain of our funded debt. Any increase in these rates could adversely affect our interest expense. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balance on our credit facilities with Wachovia as of July 31, 2009, a 1% increase in interest rates would cost us approximately $73,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of July 31, 2009. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of January 31, 2009, described within the 2009 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of July 31, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules and accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Given the identification of the above material weaknesses, we decided on a course of action that we anticipate will remediate these material weaknesses. On May 26, 2009, we hired a new Chief Financial Officer. The new Chief Financial Officer has begun the process of hiring additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.

Additionally, management is currently performing a preliminary assessment of the standard cost accounting system to develop remediation actions, if any, deemed necessary to provide reasonable assurance that controls are adequate to detect or prevent a material weakness in the our financial statements in a timely manner. Remediation actions, if any, will begin to be implemented during the remainder of fiscal year 2010.

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

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 upon a cash draw down under each of three unsecured loan entered into by the Company on May 14, 2009 with three separate investors, as described below. The Company’s $800,000 cash draw down pursuant to the loan agreements was completed on a pro rata basis.

Pursuant to the terms of the loan agreements, the Company issued 80,000 shares of common stock and warrants to purchase an additional 200,000 of the Company’s common stock. The Company’s 80,000 common shares, the subordinated notes and the warrants issued in connection with the $800,000 cash draw down were not registered under the Securities Act and therefore, are restricted securities as that term is defined in Rule 144 under the Securities Act. This issuance of the securities was exempt from registration under the Securities Act in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering, and Rule 506 of Regulation D.

The warrants have a 5-year term from April 10, 2010 and are exercisable at a price of $0.64 per share at any time during the period after May 21, 2010 and before the expiration date. Further, information regarding the issuance of the warrants and terms of the loan agreements may be found in the Company’s current reports on Form 8-K, filed on May 20, 2009 and May 28, 2009, as follows:

•	Form of Warrant Certificate, dated May 14, 2009, between Aerosonic Corporation and Bruce J. Stone, filed as Exhibit 10.3 of the Company’s current report on Form 8-K, filed on May 20, 2009.

•

Form of Warrant Certificate, dated May 14, 2009, between Aerosonic Corporation and Redmond Family Investments, LLLP, filed as Exhibit 10.6 of the Company’s current report on Form 8-K, filed on May 20, 2009.

•	Form of Warrant Certificate, dated May 14, 2009, between Aerosonic Corporation and Martin L. Schaffel, filed as Exhibit 10.9 of the Company’s current report on Form 8-K, filed on May 20, 2009.

•

Issuance of 40,000 shares of Aerosonic common stock and warrants to purchase 100,000 shares of Aerosonic common stock under the loan agreement between Aerosonic Corporation and Bruce J. Stone, dated May 14, 2009, disclosed in the Company’s current report on Form 8-K, filed on May 28, 2009.

•

Issuance of 20,000 shares of Aerosonic common stock and warrants to purchase 50,000 shares of Aerosonic common stock under the loan agreement between Aerosonic Corporation and Redmond Family Investments, LLLP, dated May 14, 2009, disclosed in the Company’s current report on Form 8-K, filed on May 28, 2009.

•

Issuance of 20,000 shares of Aerosonic common stock and warrants to purchase 50,000 shares of Aerosonic common stock under the loan agreement between Aerosonic Corporation and Martin L. Schaffel, dated May 14, 2009, disclosed in the Company’s current report on Form 8-K, filed on May 28, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Aerosonic Corporation’s Annual Meeting of stockholders was held on July 13, 2009 (the “2009 Annual Meeting”). Quorum: 3,400,051 shares or 91.88% of the 3,700,343 shares of the Company’s common stock issued and outstanding and entitled to vote, were present at the 2009 Annual Meeting, in person or represented by proxy. Accordingly, a majority of the stock issued and outstanding and entitled to vote at the 2009 Annual Meeting were present, in person or represented by proxy, and constituted a quorum for the transaction of business.

The matters that were voted upon at the 2009 Annual Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, as applicable, and the percent of Votes For (based on Total Shares Voted) are set forth below:

(1)	Election of Directors — The stockholders elected two Class II Directors, each for a term expiring at Aerosonic Corporation’s 2012 Annual Meeting. This proposal was approved by a majority of the shares represented and voting. For purposes of Item #1, Delaware law and the Company’s Bylaws require the affirmative vote of the holders of a plurality of the shares represented and voting at the meeting at which a quorum is present. Percent of Votes For (based on Total Shares Voted) for each of Roy Robinson and P. Mark Perkins: 99.92%.

Nominee Name			Votes For	Votes Withheld
Roy Robinson			3,397,444	2,607
P. Mark Perkins			3,397,444	2,607

(2) Approval of amendments to the Aerosonic Corporation 2004 Stock Incentive Plan (the “Plan”) – The amendments extended the duration of the Plan for five years until July 14, 2014 and increased the number of authorized shares of common stock under the Plan from 400,000 to 550,000 shares. This proposal was approved by a majority of the votes cast. For purposes of Item #2, abstentions were counted as votes against Item #2. Broker non-votes were counted for purposes of determining a quorum, but not counted as shares voted or cast. Accordingly, broker non-votes were disregarded when tabulating the voting results. Percentage of Votes For (based on Total Shares Voted); 89.51%

	Votes For	Votes Against	Abstained	Broker Non-Votes
Approval of amendments to the Aerosonic Corporation 2004 Stock Incentive Plan (the “Plan”)	1,565,639	180,173	3,334	1,650,905

The Directors whose terms continued after the 2009 Annual Meeting and the years their terms expire are as follows:

Class III Director — Term Expires in 2010

Douglas J. Hillman

Class I Directors — Term Expires in 2011

Thomas E. Whytas

Donald Russell

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Amendment to Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 1, 2009.

10.1	Loan Agreement, dated May 14, 2009, between Aerosonic and Bruce J. Stone, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.2	14% Subordinated Note, dated May 14, 2009, between Aerosonic and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Bruce J. Stone incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.3	Form of Warrant Certificate between Aerosonic and Bruce J. Stone, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.4	Loan Agreement, dated May 14, 2009, between Aerosonic and Redmond Family Investments, LLLP, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.5	14% Subordinated Note, dated May 14, 2009, between Aerosonic and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Redmond Family Investments, LLLP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.6	Form of Warrant Certificate between Aerosonic and Redmond Family Investments, LLLP, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.7	Loan Agreement, dated May 14, 2009, between Aerosonic and Martin L. Schaffel, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.8	14% Subordinated Note, dated May 14, 2009, between Aerosonic and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Martin L. Schaffel, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.9	Form of Warrant Certificate between Aerosonic and Martin L. Schaffel, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.10	Employment Agreement, dated May 26, 2009, between Aerosonic Corporation and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 29, 2009.

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2009

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: September 14, 2009

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and Chief Financial Officer