Form 10-Q
period 2009-10-30
AEROSONIC CORP /DE/
filed 2009-12-14
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2009

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

As of December 14, 2009, the issuer had 3,728,396 shares of Common Stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 30, 2009	January 31, 2009
	(unaudited)
ASSETS
Current assets:
Accounts receivable, net	$3,673,000	$1,818,000
Inventories, net	7,931,000	8,062,000
Prepaid expenses and other current assets, net	691,000	134,000
Property held for sale, net	1,712,000	1,712,000
Deferred income taxes	1,741,000	1,778,000

Total current assets	15,748,000	13,504,000

Property, plant and equipment, net	2,314,000	1,197,000
Deferred income taxes	586,000	1,735,000
Intangible assets, net	505,000	669,000
Goodwill	366,000	366,000
Other assets, net	44,000	290,000

Total assets	$19,563,000	$17,761,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$2,029,000	$547,000
Short-term notes	563,000	-
Current maturities of long-term debt and notes payable	5,179,000	5,475,000
Accounts payable, trade	2,897,000	2,988,000
Customer advances	600,000	3,168,000
Compensation and benefits	530,000	608,000
Accrued sales commissions	73,000	242,000
Accrued expenses and other current liabilities	1,177,000	1,421,000

Total current liabilities	13,048,000	14,449,000

Unrecognized tax benefits	228,000	254,000
Deferred income taxes	231,000	251,000

Total liabilities	13,507,000	14,954,000

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,159,163 and 4,051,110 shares at October 30, 2009 and January 31, 2009, respectively; outstanding 3,728,396 and 3,620,343 shares at October 30, 2009 and January 31, 2009, respectively.	1,664,000	1,621,000
Additional paid-in capital	5,688,000	5,141,000
Retained earnings (deficit)	1,867,000	(792,000)
Less treasury stock: 430,767 shares at both October 30, 2009 and January 31, 2009, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	6,056,000	2,807,000

Total liabilities and stockholders’ equity	$19,563,000	$17,761,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2009	October 31, 2008	October 30, 2009	October 31, 2008

Sales, net	$7,537,000	$2,915,000	$24,425,000	$15,528,000
Cost of sales	4,865,000	3,011,000	15,280,000	12,181,000

Gross profit (loss)	2,672,000	(96,000)	9,145,000	3,347,000
Selling, general and administrative expenses	1,754,000	1,771,000	5,492,000	5,704,000
Gain on sale of property, plant and equipment	-	14,000	10,000	18,000

Operating income (loss)	918,000	(1,853,000)	3,663,000	(2,339,000)

Other income (expense):
Interest expense, net	(188,000)	(94,000)	(395,000)	(340,000)
Gain from casualty	-	956,000	550,000	956,000
Other expense	(2,000)	(1,000)	(19,000)	(18,000)

	(190,000)	861,000	136,000	598,000

Income (loss) before income taxes	728,000	(992,000)	3,799,000	(1,741,000)
Income tax (provision) benefit	-	-	(1,140,000)	279,000

Net income (loss)	$728,000	$(992,000)	$2,659,000	$(1,462,000)

Basic earnings (loss) per share	$0.20	$(0.28)	$0.72	$(0.41)

Diluted earnings (loss) per share	$0.18	$(0.28)	$0.69	$(0.41)

Weighted average shares outstanding:
Basic	3,726,031	3,606,668	3,676,675	3,599,120

Diluted	4,037,882	3,606,668	3,865,335	3,599,120

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	October 30, 2009	October 31, 2008
Cash flows from operating activities:
Net Income (loss)	$2,659,000	$(1,462,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	202,000	293,000
Amortization	184,000	180,000
Accretion on short-term notes	169,000	-
Bad debt expense	-	120,000
Stock-based compensation	184,000	64,000
Gain on sale of property, plant and equipment	(10,000)	(18,000)
Gain from casualty	(550,000)	(956,000)
Proceeds from insurance	550,000	1,000,000
Deferred income taxes	1,140,000	(279,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,855,000)	2,402,000
Inventories, net	131,000	(985,000)
Prepaid expenses and other current assets, net	(557,000)	(245,000)
Other assets	226,000	5,000
Accounts payable, trade	(91,000)	(1,097,000)
Customer advances	(2,568,000)	2,619,000
Compensation and benefits	(78,000)	(205,000)
Accrued expenses and other liabilities	(413,000)	(73,000)

Net cash (used in) provided by operating activities	(677,000)	1,363,000

Cash flows from investing activities:
Proceeds from the sale of property and equipment	10,000	23,000
Proceeds from insurance	-	1,600,000
Purchases of property, plant and equipment	(1,319,000)	(126,000)

Net cash (used in) provided by investing activities	(1,309,000)	1,497,000

Cash flows from financing activities:
Net increase in revolving credit facility	1,482,000	(1,514,000)
Proceeds from short-term notes	800,000	-
Principal payments on long-term debt	(296,000)	(241,000)

Net cash provided by (used in) financing activities	1,986,000	(1,755,000)

Change in cash and cash equivalents	-	1,105,000
Cash and cash equivalents, beginning of period	-	28,000

Cash and cash equivalents, end of period	$-	$1,133,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$226,000	$320,000

Income taxes	$-	$-

Non-cash financing transactions:
Common stock issued	$123,000	$30,000

Common stock warrants issued	$283,000	$-

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

Financial Condition and Management’s Plans

As of both October 30, 2009 and January 31, 2009, the Company was not in compliance with certain debt covenants with its lender, Wachovia Bank, N.A. (“Wachovia”). As a result, the Company’s total debt with Wachovia, which was $7,208,000 at October 30, 2009, is subject to acceleration and is classified as current on the consolidated balance sheets at both October 30, 2009 and January 31, 2009. The Company currently has a written waiver through December 31, 2009 relating to its covenant for noncompliance. The Company is currently in discussions with its current and other prospective lenders regarding restructuring its current debt; however, while management believes that these negotiations will be successful there can be no assurances in that regard.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, restructuring and environmental costs, (ii) other miscellaneous accruals and, (iii) valuation allowances for accounts receivable, inventory and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Avionics Specialties, Inc. (“Avionics”) and OP Technologies, Inc. (“OP Tech”). All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31. Accordingly, all references to the third quarter mean the third quarter ended on the last Friday of October of the referenced fiscal year. For example, references to the third quarter of fiscal year 2010 mean the quarter ended October 30, 2009.

Reclassifications

Certain amounts in the three and nine months ended October 31, 2008 financial statements and balance sheet dated, January 31, 2009 have been reclassified to conform to the three and nine months ended October 30, 2009 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of October 30, 2009, the consolidated statements of operations for the three and nine months ended October 30, 2009 and October 31, 2008, and the consolidated statements of cash flows for the nine months ended October 30, 2009 and October 31, 2008 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2009 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine months ended October 30, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2010. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures are required to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance regarding subsequent events. While the guidance does not change the requirements of U.S. GAAP, relative to reporting and disclosure of subsequent events, it does introduce a requirement to disclose the “date through which subsequent events have been evaluated.” This guidance is effective for interim and annual periods ending after June 15, 2009. We evaluated subsequent events after the balance sheet date through December 14, 2009, the date of issuance of our consolidated financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended October 30, 2009. The Codification does not change U.S. GAAP and only affects how specific references to U.S. GAAP literature are disclosed in the notes to the Company’s consolidated financial statements. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.

2.	Accounts Receivable

The allowance for doubtful accounts activity for the nine months ended October 30, 2009 and October 31, 2008 was as follows:

	Nine Months Ended,
	October 30, 2009	October 31, 2008
Beginning balance	$551,000	$131,000
Amounts written off	(16,000)	(166,000)
Recoveries of amounts provided for	(106,000)	-
Amounts provided for	-	120,000

Ending balance	$429,000	$85,000

3.	Inventories

Inventories at October 30, 2009 and January 31, 2009 consisted of the following:

	October 30, 2009	January 31, 2009
Raw materials	$6,203,000	$5,828,000
Work in process	3,083,000	3,574,000
Finished goods	440,000	455,000
Reserve for obsolete and slow moving inventory	(1,795,000)	(1,795,000)

Inventories, net	$7,931,000	$8,062,000

The reserve for obsolete and slow moving inventory activity for the nine months ended October 30, 2009 and October 31, 2008 was as follows:

	Nine Months Ended,
	October 30, 2009	October 31, 2008
Beginning balance	$1,795,000	$877,000
Amounts charged to operations	-	70,000

Ending balance	$1,795,000	$947,000

4.	Prepaid Expenses

Included in prepaid expenses and other current assets is $603,000 of deferred charges related to several current engineering contracts as of October 30, 2009. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. The deferred charges consist of $353,000 of internal engineering labor, including overhead, and $250,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $218,000.

5.	Intangible Assets and Other Assets

Amortization expense related to intangible assets for the three and nine months ended October 30, 2009 was $54,000 and $164,000, respectively. Amortization expense related to intangible assets for the three and nine months ended October 31, 2008 was $54,000 and $164,000, respectively.

Amortization expense related to capitalized debt issue costs for the three and nine months ended October 30, 2009 was $7,000 and $20,000, respectively. Amortization expense related to capitalized debt issue costs for the three and nine months ended October 31, 2008 was $5,000 and $16,000, respectively.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses. Capitalized debt issue costs are included in other assets.

6.	Short-Term Notes

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

The warrants and common shares are recorded as a separate component of interest and are being accreted into the loan balance over the term of the loan. For the three and nine months ended October 30, 2009, the Company had recognized $102,000 and $169,000, respectively, as additional interest expense.

7.	Customer Advances

From September 2008 through January 2009, the Company received advances totaling approximately $4,833,000 from certain customers for unbilled product orders. Such advances were used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the business interruption caused by the August 2008 fire at our Florida facility. These advances represent non-interest bearing prepayments and have been offset against the resulting accounts receivable at the time of product shipments. Remaining advances from customers total approximately $600,000 at October 30, 2009.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of October 30, 2009 and January 31, 2009 consisted of the following:

	October 30, 2009	January 31, 2009
Environmental liability	$601,000	$629,000
Warranty liability	167,000	167,000
Product development programs	-	141,000
Technology training offset	95,000	176,000
Other	314,000	308,000

Accrued expenses and other liabilities	$1,177,000	$1,421,000

The Company entered into a contract with the Ministry of Defense of the Republic of Korea in May 2005. In accordance with the requirements under the contract, the Company was to provide Integrated Multi-Function Probes (IMFP) for South Korea’s T-50 military aircraft. The contract contained offset-requirements which specified that the Company will transfer technology upon completion. The Company agreed to incur certain expenses associated with this obligation. Consequently, the Company accrues a liability with each IMFP shipment in anticipation of satisfying the offset requirements of the contract. This liability is approximately $95,000 and $176,000 at October 30, 2009 and January 31, 2009, respectively.

9.	Long-Term Debt and Notes Payable and Revolving Credit Facility

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

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 0.24% and 0.42% at October 30, 2009 and January 31, 2009, respectively), plus 300 basis points. Available borrowings on the revolving credit facility at October 30, 2009 and January 31, 2009, including amounts borrowed as of those dates, were $471,000 and $1,726,000, respectively.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both October 30, 2009 and January 31, 2009, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through December 31, 2009. Consequently, the entire amount of long-term debt is classified as current maturities at both October 30, 2009 and January 31, 2009.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Long-term debt and notes payable at October 30, 2009 and January 31, 2009 consisted of the following:

	October 30, 2009	January 31, 2009
Future Advance Promissory Note	$3,359,000	$3,555,000
Term Promissory Note	1,820,000	1,920,000

	5,179,000	5,475,000
Less: current maturities	(5,179,000)	(5,475,000)

Long-term debt and notes payable, less current maturities	$-	$-

Interest expense on long-term debt, notes payable and the revolving credit facility for the three months ended October 30, 2009 and October 31, 2008 was $188,000 and $94,000, respectively. Interest expense on long-term debt, notes payable and the revolving credit facility for the nine months ended October 30, 2009 and October 31, 2008 was $395,000 and $340,000, respectively. Included in interest expense, net is accretion of discount on short-term notes of $102,000 and $169,000 for the three and nine months ended October 30, 2009, respectively. These amounts are included in interest expense, net in the Company’s consolidated statements of operations.

10.	Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Some potential common stock shares resulting from stock options were not included in the computation of diluted earnings per share for the three and nine months ended October 30, 2009 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings (loss) per share for the three and nine months ended October 30, 2009, were accounted for using the treasury stock method. Furthermore, potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three and nine months ended October 31, 2008, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share.

Options to Purchase Common Stock

On October 5, 2009, the Company issued to a key employee, options to purchase 3,000 shares of the Company’s common stock at the common stock’s market price on that day of $5.05. These options vest from one to three years from the date of grant.

11.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of October 30, 2009, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000 at the year ended January 31, 2008, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred totaled $0 and $2,000 for the three and nine months ended October 30, 2009, respectively.

The Company had recent discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property solicited proposals from environmental consulting firms and received a proposal which estimates the cost of contamination treatment to be approximately $750,000. Additionally, $118,000 is required to pay an environmental consulting firm to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring and other related costs are $380,000. The Company and the former owner of the property met with the Virginia Department of Environmental Quality (Virginia DEQ) in October 2009 to review the contamination characterization and treatment plans. We are currently in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process and negotiations with the former owner.

After the August 8, 2008 fire at our Florida facility, during a routine investigation by local environmental agencies the Company was cited with violations relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. A remediation effort for these violations had been submitted and subsequently approved by local authorities. The anticipated costs of remediation and associated fines were estimated at a total cost of $100,000 and which were included in accrued expenses and other liabilities for the year ended January 31, 2009. Costs incurred totaled $4,000 and $26,000 for the three and nine months ended October 30, 2009, respectively.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009. Total rent expense under the facility lease near Earlysville, Virginia was $73,000 and $42,000 for the three months ended October 30, 2009 and October 31, 2008, respectively. Rent expense was $139,000 and $126,000 for the nine months ended October 30, 2009 and October 31, 2008, respectively. Rent expense is recorded in cost of sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

Net sales for the third quarter of fiscal year 2010 increased $4,622,000, or 159%, to $7,537,000 when compared to $2,915,000 for the third quarter of fiscal year 2009. On a year to date basis, net sales were $24,425,000 during the first nine months of fiscal year 2010, an increase of $8,897,000, or 57%, when compared to $15,528,000 for the first nine months of fiscal year 2009. The increase in net sales for the third quarter of fiscal year 2010, when compared to the third quarter of fiscal year 2009, was the result of net sales returning to normal levels as compared to lower net sales in the prior period due primarily to the business interruption caused by the August 2008 fire. The increase in net sales for the third quarter of fiscal year 2010 and on a year to date basis was also attributable to increased productivity across several product lines, including our transmitter product line. During fiscal year 2010 we were successful in stabilizing manufacturing processes and improving upon critical manufacturing and planning processes. Certain test processes continue at the Virginia facility due to damage to testing equipment from the August 2008 fire at the Florida facility. It is expected that the capability to perform these processes will return to the Florida facility by the end of fiscal year 2010.

Cost of sales for the third quarter of fiscal year 2010 increased $1,854,000, or 62%, to $4,865,000 when compared to $3,011,000 for the third quarter of fiscal year 2009. On a year to date basis, cost of sales were $15,280,000 during the first nine months of fiscal year 2010, an increase of $3,099,000, or 25%, when compared to $12,181,000 for the first nine months of fiscal year 2009. Gross profit increased from (3%) for the third quarter of fiscal year 2009 to 35% for the third quarter of fiscal year 2010. On a year to date basis, gross profit increased from 22% for the first nine months of fiscal year 2009 to 37% for the first nine months of fiscal year 2010. During the comparable periods in fiscal 2009, the gross profit performance was negatively and significantly impacted by the effects of the fire in August 2008. The significant improvements in gross profit performance in fiscal 2010, both in the third quarter and year to date are due to the improvement in operational performance across several product lines and focused production in the transmitter product line.

Continued improvement in gross profit will require continuing improvement in cycle times; enhancing manufacturing and quality control processes; improved inventory and purchase planning; and reducing costs and inefficiencies in our operations through better resource management.

Today the industry is facing economic challenges that are impacting new orders for business aircraft worldwide. While most aircraft manufacturers still have backlogs that will carry into 2010, the expected reduction in deliveries will be 7 to 9 percent for 2010 and 2011. The Company expects to be similarly impacted by these expected reductions. Several new models that were scheduled to enter the market have been delayed or put on hold until market conditions improve. A significant contributor to this situation is the current atmosphere in the financial markets making aircraft financing more challenging.

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

Selling, general and administrative expenses for the third quarter of fiscal year 2010 decreased $17,000 when compared to the third quarter of fiscal year 2009. On a year to date basis, selling, general and administrative expenses decreased $212,000 for the first nine months of fiscal year 2010 when compared to the first nine months of fiscal year 2009. These reductions in costs are mainly related to the scale down of the Earlysville, Virginia operations in connection with the consolidation and the resulting synergies obtained from the consolidation.

Interest expense, net, increased $94,000 for the third quarter of fiscal year 2010 when compared to the third quarter of fiscal year 2009. On a year to date basis, interest expense, net increased $55,000 for the first nine months of fiscal year 2010 when compared to the first nine months of fiscal year 2009. The increase in interest expense, net is the result of increases in the revolving credit facility outstanding balance compared on a fiscal quarter to fiscal quarter basis, as well as accretion of discount on short-term notes.

Income before income taxes for the nine months of fiscal year 2010 includes a gain from casualty of $550,000 which represents amounts received from insurance as a result of business interruption caused by the August 8, 2008 fire.

There was no tax benefit or provision recorded in the third quarter of fiscal 2010 and 2009, respectively. A valuation allowance against long-term deferred tax assets was recorded in fiscal 2009 in the amount of $1,900,000 to reflect the Company’s concern about expected future results and the related future reversal of existing taxable temporary benefits. The Company’s management believes that those conditions which led to recording the valuation allowance have begun to improve and that a portion of the deferred tax assets will be utilized by the end of fiscal year 2010. Accordingly, the valuation allowance was reduced by $272,000, resulting in no tax benefit or provision for the third quarter of fiscal 2010. Management will continue to monitor the business and financial improvement of the Company and may adjust the valuation allowance in future periods as conditions change. The income tax provision for the first nine months of fiscal 2010 reflects an estimated effective tax rate of approximately 30%, while the first nine months of fiscal 2009 reflected an effective tax benefit rate of approximately 16%. The increase in the effective tax rate for the nine month period of fiscal 2010 was attributable to improved earnings and the effects of a reduction in the valuation allowance against long-term deferred tax assets.

Liquidity and Capital Resources

The Company continues to experience a constrained liquidity position as a result of the August 2008 fire. While increased sales and margins in fiscal 2010 have generated positive liquidity, the Company has invested heavily in capital equipment to replace lost assets, as well as, repayment to customers. With these demands on liquidity, the Company continues to be challenged with maintaining favorable repayment terms with many of its vendors. Accordingly, the Company is focused upon operational efficiency and cost control while continuing to explore alternative financing opportunities.

Cash used in operating activities was $677,000 for the first nine months of fiscal year 2010, compared to cash provided by operating activities of $1,363,000 in the first nine months of fiscal year 2009. This change is primarily attributable to $2,568,000 of repayments of customer advances which were made to the Company subsequent to the August 2008 fire for the purpose of supporting our loss recovery efforts. Additionally, the collection of international customer accounts has slowed as a result of the deteriorating worldwide economy increasing accounts receivable balances.

Cash used in investing activities was $1,309,000 for first nine months of fiscal year 2010, compared to cash provided by investing activities of $1,497,000 in the first nine months of fiscal year 2009. The cash used is primarily attributable to new and refurbished production and testing equipment, most of which were replacements of equipment destroyed in the August 2008 fire.

Cash provided by financing activities was $1,986,000 for the first nine months of fiscal year 2010, compared to cash used in financing activities of $1,755,000 for the same period in fiscal 2009. For the fiscal period 2010, the financing was obtained through additional borrowings under our revolving credit facility with Wachovia, totaling $1,482,000, as well as three unsecured loans with three separate investors totaling $800,000. Concerning Wachovia, as of both October 30, 2009 and October 31, 2008, the Company was not in compliance with certain debt covenants. As a result, the Company’s total long-term debt with Wachovia, which was $5,179,000 at October 30, 2009, is subject to acceleration and is classified as current on the consolidated balance sheets at both October 30, 2009 and January 31, 2009. The Company currently has a written waiver through December 31, 2009 relating to its covenant noncompliance. The Company expects to renegotiate its debt. Concerning the investor loans, pursuant to the terms of the loan agreements, the Company issued 80,000 shares of common stock and warrants to purchase an additional 200,000 of the Company’s common stock. The warrants have a 5-year term from April 10, 2010 and are exercisable at any time during the period after May 21, 2010 and before the expiration date.

Working Capital and Capital Expenditures

Our working capital at October 30, 2009 was $2,700,000 compared to ($945,000) at January 31, 2009, for an increase of $3,645,000. The increase in working capital during the first nine months of fiscal year 2010 related primarily to increases in accounts receivable of $1,855,000 and prepaid expenses of $557,000 as well as decreases in customer advances of $2,568,000, and accrued liabilities of $244,000; offset by increases in revolving credit facility of $1,482,000 and short-term notes of $563,000 and decreases in inventories of $131,000. The increase in accounts receivable was primarily the result of increased sales, including focused production in the higher priced transmitter product line. The decrease in customer advances and increases in revolving credit facilities resulted from management’s decision to reduce amounts owed through targeted production efforts designed to accelerate repayments. Credit terms provided to customers are consistent with those normally offered in our industry.

Future capital requirements depend on numerous factors, including unforeseen costs associated with production and testing requirements, research and development, expansion of product lines and other factors. Furthermore, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources.

We had $1,319,000 in capital expenditures for the first nine months of fiscal year 2010 compared to $126,000 for the first nine months of fiscal year 2009. The fiscal year 2010 expenditures are for new and refurbished production and testing equipment. Due to current liquidity constraints and limited available financing, the Company is carefully managing its purchase and construction of production assets at both its Florida and Virginia locations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified previously under “Results of Operations” and “Liquidity and Capital Resources”. Such differences could be material.

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

For fixed price contracts, the Company recognizes revenue on a completed contract “units of delivery” basis. The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory or work in progress. Revenue is recorded when title to the goods passes to the customer, generally upon shipment. The Company recognizes most of its revenue under the completed contract method.

For long-term, fixed price contracts meeting certain criteria, the Company may elect to follow the percentage-of-completion method of accounting for revenue recognition. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. From time to time, the Company will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

Occasionally the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, generally, the Company will recognize revenue when the contract delineates specific and measureable contract performance, attaches a specific value to the deliverable and accomplishment of the deliverable is recognized by the customer. When there is no milestone or other interim payments, revenue is generally recognized at completion.

As a general matter, the terms specified in customer purchase orders determine whether the Company or the customer bears the obligation for payment of freight charges. While customers pay for freight in most transactions, the Company does occasionally pay freight charges on behalf of customers and may bill all or a portion to customers.

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

Inventories

The Company values inventory at standard cost which generally reflects the most recent significant cost for manufactured or purchased inventory, standards are revalued from time to time to reflect the lower of cost (using a method that approximates the first-in, first-out method “FIFO”) or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history.

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $588,000 for the year ended January 31, 2008, as determined by an environmental compliance specialist. The Company capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

The Company had recent discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property solicited proposals from environmental consulting firms and received a proposal which estimates the cost of contamination treatment to be approximately $750,000. Additionally, $118,000 is required to pay an environmental consulting firm to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring and other related costs are $380,000. The Company and the former owner of the property met with the Virginia Department of Environmental Quality (Virginia DEQ) in October 2009 to review the contamination characterization and treatment plans. We are currently in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process and negotiations with the former owner.

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

Long-Lived Assets

Management periodically evaluates long-lived assets for potential impairment. Upon indication of possible impairment, management evaluates the recoverability of such asset. When an evaluation indicates that the impairment is unrecoverable, the asset is written down to its estimated fair value.

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

Research and Development

Research and development costs are expensed in the period incurred.

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

Legal costs incurred in connection with environmental remediation are expensed as incurred. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with U.S. GAAP.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations.

During the three-month fiscal periods ended October 30, 2009 and October 31, 2008, the Company recorded approximately $46,000 and $10,000, respectively, of stock-based compensation expenses. During the nine-month periods ended October 30, 2009 and October 31, 2008, the Company recorded approximately $139,000 and $34,000, respectively, of stock compensation expenses.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During the three-month fiscal periods ended October 30, 2009 and October 31, 2008, the Company recorded directors’ fee expenses of approximately $15,000 and $30,000, respectively. During the nine-month periods ended October 30, 2009 and October 31, 2008, the Company recorded directors’ fee expenses of approximately $45,000 and $30,000, respectively.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Additional disclosures are required to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance regarding subsequent events. While the guidance does not change the requirements of U.S. GAAP, relative to reporting and disclosure of subsequent events, it does introduce a requirement to disclose the “date through which subsequent events have been evaluated.” This guidance is effective for interim and annual periods ending after June 15, 2009. We evaluated subsequent events after the balance sheet date through December 14, 2009, the date of issuance of our consolidated financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended October 30, 2009. The Codification does not change U.S. GAAP and only affects how specific references to U.S. GAAP literature are disclosed in the notes to the Company’s consolidated financial statements. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial statements.

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

Based on the outstanding balance on our credit facilities with Wachovia as of October 30, 2009, a 1% increase in interest rates would cost us approximately $72,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of October 30, 2009. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of January 31, 2009, described within the 2009 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of October 30, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules and accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Given the identification of the above material weaknesses, we proceeded on a course of action that we anticipate will remediate these material weaknesses. On May 26, 2009, we hired a new Chief Financial Officer. The new Chief Financial Officer has hired additional experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures.

Additionally, management completed a standard cost accounting analysis and is developing remediation actions deemed necessary to provide reasonable assurance that controls are adequate to detect or prevent a material weakness in our financial statements in a timely manner. Implementation of remediation actions is expected to begin in the fourth quarter of fiscal year 2010 and continue into fiscal year 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: December 14, 2009

AEROSONIC CORPORATION

/S/ DOUGLAS J. HILLMAN
Douglas J. Hillman
President and Chief Executive Officer

Date: December 14, 2009

AEROSONIC CORPORATION

/S/ KEVIN J. PURCELL
Kevin J. Purcell
Executive Vice President and Chief Financial Officer