Form 10-K
period 2010-01-31
AEROSONIC CORP /DE/
filed 2010-05-03
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2009, the last business day of the registrant’s most recently completed second quarter was approximately $17,136,000, based upon the closing price of the common stock on the NYSE Amex (formerly the “American Stock Exchange” “AMEX”) on that date.

As of May 3, 2010, the issuer had 3,731,522 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held July 15, 2010 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

We have a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2010 mean the fiscal year ended January 31, 2010.

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

In fiscal year 2008, we undertook the consolidation of our Avionics Earlysville, Virginia manufacturing operation into our Clearwater, Florida facility. The majority of this consolidation was completed in fiscal year 2008. This consolidation is a continuation of our actions to be more responsive to customers’ demands while increasing efficiencies. Certain Engineering and Support functions remain in the Earlysville area and have relocated to a new facility more appropriately sized for our planned streamlined structure. We are in the process of selling the Earlysville facility. We will continue manufacturing Avionics’ products at our Clearwater, Florida facility.

On August 8, 2008, the Company suffered the destruction of one of the buildings comprising its Clearwater, Florida facility as a result of a fire. The building was primarily used for general storage and product testing, probes and sensor manufacturing, as well as for shipping and receiving. While the Company’s main operating facility was not damaged by the fire, production was affected through loss of staged incoming raw materials inventory and outgoing finished goods. During the third quarter of fiscal year 2009 and the first quarter and second quarter of fiscal year 2010, the Company’s insurer extended advances to the Company totaling $2,600,000, $500,000 and $50,000, respectively. Portions of the insurance proceeds were applied towards replacement of raw materials inventory and production assets lost in the fire, as well as retooling and reengineering of production equipment in the unaffected main operating facility that were necessary to accommodate the loss of production activities within the destroyed building.

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

Industry

Military original equipment manufacturers (“OEM”), such as BAE Systems, Bell Helicopter, Korea Aerospace Industries, Lockheed Martin Corporation, Sikorsky Aircraft Corporation, The Boeing Company (“Boeing”) and others, have increased their reliance on their subcontractors to carry a greater share of aircraft design scope, including system requirements, hardware and software design, and physical and electrical interfaces. Supporting this increased need has enabled us to develop a greater technical capability for serving our customer base. Our increased technical capability has also positioned us to push further into the commercial aircraft market with new technologies. Aerosonic has established a presence in the Experimental and General Aviation market with our glass panel Electronic Flight Information Systems. We continue to work with our customers to identify new product and product application opportunities.

We are an aerospace industry leader in the design and manufacturing of aircraft instrumentation. These products are used for both primary flight data as well as standby redundant instrumentation in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package from air data to display and backup instrumentation thus reducing the number of suppliers required on the aircraft. The Company’s unique capabilities in air data products continue to expand with the development of a flush port air data system for the Dassault Aviation nEUROn Unmanned Combat Air Vehicle (UCAV) (with Alenia Aeronautica, a Finmeccanica Company) and Level A certification for the Stall Warning Transmitter (SWT) for Hawker Beachcraft Corporation’s Premier II aircraft.

Building on our expertise with mechanical instrumentation, we have successfully developed and marketed digital instrumentation and displays for both primary flight data systems as well as standby redundant systems to complement our mechanical line of business. In addition, we have also made considerable progress in developing electronic air data collection instrumentation for military and commercial aircraft.

Our current market focus has been and will continue to be the design, development and supply of electronic and mechanical primary and standby flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall warning systems, air data measurement systems and flight display systems. All of these products are critical to aircraft operation, performance and safety.

In conjunction with our development and production activities, Aerosonic has developed expertise in the build, test and validation of critical test equipment including ESS chambers and wind tunnels. Aerosonic is expanding that knowledge to offer customers the ability to order turnkey solutions to their test needs.

Strategy

Our market objectives are to deliver increasing value to our customers in three primary ways. First, because Aerosonic has a large installed base with many existing aircraft, as well as many long-standing relationships with global OEM’s, is to ensure that our service, repair, and overhaul operations can provide effective product support. This is a significant driver of customer satisfaction and financial contribution for our business. Second is to continuously improve our ability to deliver new production on-time to our customers exacting manufacturing schedules. An increasingly lean and cost-effective supply chain is a fundamental need for aircraft manufacturers, and our goal is to ensure that we support their initiatives. Third, and most important from a growth perspective, is to design and deploy new products that enable our customers to deliver upgraded and/or new aircraft models. An important example of this is our work to develop digital instrumentation to replace aging mechanical designs. Aerosonic has specialized air sensor, information processing, data presentation, design methodology, and manufacturing process knowledge that enables the Company to develop product solutions that enhance pilot performance and aircraft safety. Continually reinvesting and building on that capability in support of our customers is a core commitment for Aerosonic.

Our business strategy is underpinned by our Company values, whereby we strive every day to be the best in the world at what we do. Our stated values include open communication, honesty, mutual respect, trust, a bias for action, teamwork, leadership and a number of others that reflect the kind of organization we believe attracts good people and retains the best. We expect that, over time, a team of people dedicated to serving our stakeholders based on these shared values will lead to the success and growth of our Company.

Products and Distribution

Our products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States military services. For the years ended January 31, 2010 and 2009, approximately 72% and 73%, respectively, of our sales were to the private sector. During these same two years, 28% and 27%, respectively, of our sales were to United States military services directly or indirectly.

During fiscal year 2010, our largest customers, in terms of revenue, were Korea Aerospace Industries and The Boeing Company, which represented 15% and 14% of total revenues, respectively. A substantial amount of the business related to The Boeing Company is related to contracts it has with the U.S. Government. The loss of either of these customers would have a material adverse effect on our results of operations. In addition, we sell our products to customers outside of the U.S. The aggregate percentage of international sales to overall sales was 41% and 30% for the years ended January 31, 2010 and 2009, respectively.

Most of our instrument sales are made directly through our sales personnel to OEMs or to the United States military, with our remaining sales being made through distributors and commissioned sales representatives who resell to aircraft operators.

We produce a full line of mechanical and electro-mechanical cockpit instruments. These instruments require no backup input, as they transfer valuable flight data to the pilot using only air pressure from aircraft probes as a power source.

We produce a leading-edge line of angle of attack (“AOA”) stall warning products, including a “self-test” AOA sensor. We also produce integrated multifunction probes (“IMFPs”). This product combines existing technologies, including the angle of attack/air data sensing probe and pressure sensing electronics. We are one of the few developers of flush port air data technologies and are finalizing designs for European UCAV implementations with prospects for further global expansion. This integrated approach to providing aircraft air data reduces a customer’s system complexity with respect to aircraft troubleshooting and logistics support, increases reliability, reduces supply complexity and decreases system costs.

We also produce digital cockpit instruments. These Technical Service Order (“TSO”) certified indicators combine the accuracy, robustness and long-term reliability of digital electronic equipment, with a “pilot familiar” analog pointer display.

The acquisition of Op Tech has added Integrated Flight Display systems to our product offering. These systems provide us with the opportunity to play an increased role in the cockpit of new and updated aircraft. These display systems transfer critical flight data through highly accurate sensors to a flat panel display that reduces pilot workload and enhances situational awareness. We believe that our development methodology and modular architecture make the product unique in the industry.

Customers

We primarily market our products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. We also market our products to private aircraft owners through our network of authorized distributors.

Contracts

Our contracts are normally for production or development and are generally firm fixed-price contracts. Our production contracts are typically fixed-price for a one year period with options to be exercised over a one to five year period with pricing targets established. The aerospace industry trend for such contracts continues to move away from five year contracts and toward contracts of shorter duration. We also secure purchase orders from customers for product sales in the normal course of our business that are binding contracts upon acceptance of the terms and conditions of the orders by us.

Fixed-price contracts provide for a firm fixed-price on a variety of products and quantities of those products. Long-term contracts allow us to negotiate better overall prices that fit into customers’ production programs. These long-term commitments also allow us to capitalize on quantity based price reduction for raw materials.

Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings, however, we also bear the risk of cost overruns.

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

We believe that it is important to understand the nature of contracting with the U.S. Government and the possible effect of the U.S. Government’s budgeting process on operating results and production backlog in any given year. Frequently, there may be events surrounding the U.S. and its defense budgets that create fluctuations in our backlog and contracts with the U.S. Government. These include availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of a continuing resolution which limits spending to the previous year’s level until a budget is signed into law, late approval of a new budget, use and timing of a supplemental appropriation, and several other possible events. These events can significantly affect the amount of orders we have in backlog and the number, as well as, the size of major contracts we have for our products.

Sales and Marketing

We have focused our sales efforts towards government and military entities, OEMs and distributors. We have increased sales efforts with respect to retrofit, modifications and repair programs.

Due to the integration of components manufactured by us with flight management systems, our sales force is generally involved at a very early stage with the aircraft manufacturers’ engineers to integrate the components into the aircraft design. Accordingly, many of our component instruments and systems are integrated into the aircraft design helping to maintain and ensure the safe operation of the aircraft.

At January 31, 2010, our backlog of firm orders was approximately $20.1 million, a decrease of approximately $4.7 million when compared to our backlog as of January 31, 2009. The backlog as of January 31, 2009 was high due to the Company’s inability to ship products after the August 8, 2008 fire. The backlog as of January 31, 2010 was more typical of recent years. The amount of backlog that is deliverable within twelve months was approximately $17.2 million at January 31, 2010, an increase of approximately $2.0 million when compared to January 31, 2009. The foregoing backlog amounts represent firm production and development orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation. Backlog amounts also do not include business generated through repair and spare parts orders.

Government Regulation

The manufacture and installation of our products in aircraft owned and operated in the U.S. is governed by U.S. Federal Aviation Administration (“FAA”) regulations. The regulations that have the most significant impact on us are the TSO and Type Certificate or Supplemental Type Certificate (“STC”) certifications. TSO outlines the minimum standards that a certain type of equipment must satisfy to be TSO certified. Many OEMs and retrofitters prefer TSO-certified aviation equipment because it acts as an aerospace industry-wide stamp of approval. We also sell our products to European and other non-U.S. OEMs, which typically require approval from the Joint Aviation Authorities (“JAA”).

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

As an ISO 9001/AS9100 certified manufacturer, we can represent to our customers that we maintain high quality industry standards in the education of employees and the design and manufacture of our products. In addition, our products undergo extensive quality control testing prior to being delivered to customers. As part of our quality assurance procedures, we maintain detailed records of test results and quality control processes.

Patents and Licenses

We have patents on certain commercial and military products such as air data probes. We also have certain registered trademarks. This intellectual property portfolio, in the aggregate, is valuable to our operations however we do not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

We expended approximately $1,423,000 and $618,000 in both internally and externally funded research and development costs for potential new products and enhancements during the years ended January 31, 2010 and 2009, respectively. The increase in research and development costs in fiscal year 2010 when compared to fiscal year 2009 is due to several externally funded research and development projects initiated in fiscal year 2010. During fiscal year 2010, the Company also expended a significant portion of its engineering capacity towards the recovery of lost production and test capabilities resulting from the August 8, 2008 fire.

We continued our various development efforts during fiscal year 2010 for both military and commercial applications. Creating innovative digital, integrated flight management and backup devices has been a primary focus of our R&D efforts, along with additional advancements for our industry unique air data instruments. These efforts will provide for an integrated product line from sensors and information processing, through primary and backup displays for the flight crew. Further, we plan to continue our design efforts to satisfy our existing contractual obligations as well as our internal development of products for future customer applications. This includes re-engineering of existing products and processes to improve manufacturability, increase reliability, enhance throughput, and reduce production costs.

Competition

The markets for our products are highly competitive and characterized by several aerospace industry niches in which a number of manufacturers specialize. In our market niche, we manufacture a broader variety of aircraft instruments than our competitors who, in most instances, compete with us on no more than a few types of aircraft instruments. In addition to the mechanical instruments that were the traditional foundation of our business, we offer electronic instruments and components that are integrated into the flight management system of aircraft. This product offering allows us to compete on many levels within the aerospace industry.

Our AOA, stall warning and IMFP products provide flight critical functions and are typically designed into the aircraft. Our rotating probe design provides a competitive advantage in terms of responsiveness and accuracy. There is limited competition in this product family.

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

We manufacture, or have the capability to manufacture, principally all components, except for certain electronic components and subassemblies for our instruments. Raw materials, such as glass lenses, raw metals and castings, generally are available from a number of sources and in sufficient quantities to meet current requirements, subject to normal lead times. We believe that retaining the ability to completely manufacture the instruments allows us the flexibility to respond to customers quickly and control the quality of our products.

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

Employees

As of January 31, 2010, we employed 206 people. Our future success depends on the ability to attract, train and retain quality personnel. Our employees are not represented by labor unions and we consider our relations with our employees to be good.

Directors and Executive Officers of the Company

Set forth below is information regarding our directors and executive officers as of January 31, 2010.

Thomas E. Whytas, age 45, has been a director since May, 2004. Mr. Whytas, a U.S. veteran, has 22 years of experience in the aerospace industry. He is currently the Chief Financial Officer of Medical Education Technologies Inc. (METI), the industry leader in medical simulation technology. Prior to METI, he served 15 years at CAE USA Inc. in positions of increasing responsibility up through the position of Chief Financial Officer and Finance Director of CAE’s U.S. operations. A Certified Public Accountant, Mr. Whytas also holds a Master’s Degree in Accounting from the University of South Florida.

Donald Russell, age 58, has been a director since February, 2006. Mr. Russell has been a director of Etrials Worldwide Inc., a publicly traded software company, since its merger with CEA Acquisition Corporation in February 2006. Prior to the merger, he was Vice Chairman of the Board of Directors of CEA Acquisition Corporation since 2004. Mr. Russell has been Chairman of the Investment Committee for CEA Capital Partners USA, L.P. since February 1997 and a member of the Investment Committee of Seaport Capital Partners II, L.P. since its inception in February 2000. From July 1987 to June 1994, he was President of Communication Equity Associates’ New York Affiliate, CEA, Inc. and was responsible for overseeing its mergers, acquisitions and corporate financing businesses in the cable television and broadcasting industries. Mr. Russell has a B.A. in economics from Colgate University.

Roy Robinson, age 60, has been a director since January, 2008 when he was appointed to fill a vacancy on the Board. Mr. Robinson served as CEO of Seattle based Aviation Technologies, Inc. from 2003 until his retirement in 2007. Previously, he was President of ELDEC Corporation (“ELDEC”). Following the acquisition of ELDEC by the Crane Aerospace Group, he was appointed Chief Operating Officer of the Crane Aerospace Group of companies which included ELDEC, Hydro-Aire, Lear Romec, and Resistoflex.

Douglas J. Hillman, age 54, joined the Company in April, 2008 as our President and Chief Executive Officer. Mr. Hillman has held various executive and management positions within the Aerospace industry for over 25 years. He joined Aerosonic from Kearfott Guidance & Navigation Corporation, a manufacturer of precision guidance components, where he served as Vice President/General Manager since 2005. From 2001 through 2005, he worked for Bird Technologies Group, a designer/manufacturer of communication equipment, holding positions ranging from Vice President/General Manager to Chief Operating Officer. Prior to Bird Technologies Group, he held numerous management positions of increasing responsibility at Moog Inc., a global manufacturer of precision control systems for aerospace and industrial applications. Mr. Hillman received MBA and BSEE degrees from the State University of New York at Buffalo. He currently serves on the Dean’s Council for the University’s School of Engineering. He has served on the Board of Directors of Aerosonic since 2008.

Kevin Purcell, age 52, has served as the Company’s Executive Vice President and Chief Financial Officer since May 2009. Mr. Purcell has held a number of senior financial positions, including VP and CFO at Herley Industries, Inc. from 2006 to 2009, and VP of Finance, Contracts and Compliance for Smiths Aerospace LLC, Customer Services Americas from 2002 to 2006. Prior to joining Smiths Aerospace, he served other companies in senior financial positions including Vice President and CFO, Controller and Director, and has worked for a number of years in the Government Contractor Advisory Services Group of KPMG. Mr. Purcell received his B.B.A. degree in financial accounting from Iona College, his M.B.A. degree from Pepperdine University and is a Certified Public Accountant and a Certified Management Accountant.

P. Mark Perkins, age 53, joined Aerosonic as Executive Vice President of Sales and Marketing in 1998. Prior to joining Aerosonic, he was Vice President of Sales and Marketing at Gulf Aerospace, Inc. from 1992 to 1998. Prior to that he served as Vice President and General Manager of National Aviation Academy. Previously he was Assistant Vice President of Commercial Lending with SunTrust Bank. He has over 20 years of experience in various segments of the aviation industry including Sales, Corporate Strategy, Business and Product Development as well as Investor Relations. Mr. Perkins was elected to the Aerosonic Board of Directors in 1997 while at Gulf Aerospace. He has served on the Board of Directors of Aerosonic since 1997.

Thomas Cason, age 55, has served as the Company’s Executive Vice President and Chief Operating Officer since August 2008. Mr. Cason has held a number of senior operations roles, including Executive Vice President and Chief Operating Officer of DeMorgan Communities, an affordable housing developer, from 2006 through 2008. From 2003 to 2006, he served as Operations Director at Honeywell Aerospace, a provider of cabin management systems for the private corporate jet industry. He holds MBA, MS and BS degrees from Virginia Tech.

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

We perform work under a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government. Sales under these contracts as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 28% and 27% of our total revenue for fiscal years 2010 and 2009, respectively.

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

While the overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s, U.S. defense spending has increased in recent years. Increased defense spending does not necessarily correlate to increased business for us because not all the programs in which we participate or have current capabilities may be earmarked for increased funding.

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

A substantial majority of our U.S. Government contracts are fixed-price type contracts. A majority of these contracts are for mature products and costs are well established. However, some contracts include costs associated with product development. These types of contracts bear the inherent risk that actual performance cost may exceed the fixed contract price.

We, like other U.S. Government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to uncover issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the Company be charged with violation of law, or should the U.S. Government determine that the Company is not a “presently responsible contractor,” the Company could be temporarily suspended or, in the event of a violation, could be debarred for up to three years from receiving new U.S. Government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. If we were to be debarred from U.S. Government contracts, it would have a material adverse effect on our results of operations, revenue, liquidity, and capital resources.

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

Increases in the prices paid for raw materials or labor costs may adversely affect profit margins

If we experience significant increases in the prices paid for raw materials or labor costs, we may not be able to pass through to our customers such increases in those costs. Even if we are able to pass through all or a portion of such cost increases to our customers, profit margins on such products may be reduced. Fixed-price contracts are especially susceptible to such profit margin reductions.

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

We may not realize the anticipated benefits of the acquisition of OP Tech

As part of our strategy of revenue growth into related industry markets, we acquired OP Tech in fiscal year 2008. Whether we realize the anticipated benefits from this transaction will depend in part upon the integration of the acquired business, the performance of the acquired products, capabilities of the technologies acquired as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets and charges for impairment of long-term assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that this transaction will be successful. There is a risk that we will not receive federal certification for OP Tech’s products or that the products may become obsolete in the market place, in which case the intangible assets recognized in connection with the OP Tech acquisition could become impaired.

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

We are dependent on the ability to maintain reasonable levels of working capital along with capital needs for expansion

Our need to expend resources on research and development to provide our customer base with new and enhanced products as well as to continuously upgrade our process technology and manufacturing capabilities requires us to expend up to 10% of revenues annually. If we elect to expand our operations in future periods, whether as a result of organic growth or through strategic acquisitions, our capital needs would increase. Our ability to raise capital to meet our existing and future needs may depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. If we are unable to generate sufficient cash from operations or raise additional capital in the future, we may have to limit our growth, enter into less favorable financing arrangements, or scale back on planned research and development or upgrades, any of which could have a materially adverse effect on our profitability.

We rely significantly on our ability to fill orders on a timely basis and collect accounts receivable for liquidity needs

Our liquidity depends on cash generated from operations. We have been challenged during fiscal years 2010 and 2009 to efficiently process orders, ship finished goods, and collect receivables in order to maintain liquidity. Should we continue to experience operational inefficiencies in any of these areas it will have an adverse effect on our financial condition, operating results and cash flows and our ability to access credit markets and to obtain reasonable trade terms from our vendors.

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

The terms of our credit facilities include various covenants, and continued failure to meet these covenants could affect our ability to borrow. Furthermore, lack of alternative financing could adversely affect our access to liquidity

We are in default under the terms of our credit facilities with Wachovia Bank, N.A. (“Wachovia”). From time to time we obtain waivers of certain of these covenants from Wachovia. As of January 31, 2010, the Company has a written waiver of default from Wachovia. Continued failure to meet these covenants may require us to negotiate changes to our financial covenants with Wachovia or to negotiate additional or alternative financing arrangements with one or more other financial institutions. If such actions continue to be necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements.

The credit facility with Wachovia is also subject to renewal provisions. These renewals become increasingly challenging due to the Company’s current financial position, as well as, the current credit constraints in the U.S. banking markets as a whole. The Company must secure long-term permanent financing as credit becomes available when the credit constraints ease. Failure to obtain permanent financing would impair the Company’s liquidity and viability as a going concern into the future. At January 31, 2010, Wachovia has agreed to extend the credit facility until June 30, 2010.

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

We face risks associated with international sales

During fiscal years 2010 and 2009, international sales accounted for approximately 41% and 30%, respectively, of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

Not required for smaller reporting companies

ITEM 2.	PROPERTIES.

The following table sets forth the locations and general characteristics of our principal properties, two of which are owned by us while the third property is leased:

Location	Approximate Number of Square Feet of Plant and Office Area
Plant and office facilities, 1212 North Hercules Avenue, Clearwater, Florida (Owned)	61,000

Plant facility held for sale, 3369 Earlysville Road, Earlysville, Virginia (Owned)	53,000

Plant and office facilities, 1180 Seminole Trail, Charlottesville, VA (Leased)	9,000

On August 8, 2008, the Company suffered the destruction of one of the buildings comprising its Clearwater, Florida facility as a result of a fire. The Clearwater, Florida property, as reconfigured, is fully occupied by us and suitable for our present level of production.

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, remaining contamination treatment costs are estimated at $932,000. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the year ended January 31, 2010 totaled $153,000 and costs incurred during the year ended January 31, 2009 totaled $110,000. On September 20, 2007, we entered into a five year operating lease at a facility in Charlottesville, Virginia. The property consists of approximately 9,000 square feet of office and work space and is the new location for support and repair/overhaul activities for existing Avionics Specialties products.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no claims or legal actions that will have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Dividends

Our common stock is listed on the NYSE Amex under the symbol “AIM.” The range of high and low sales prices as reported by the NYSE Amex for each of the quarters of the years ended January 31, 2010 and January 31, 2009 was as follows:

	COMMON STOCK MARKET PRICE
2010	HIGH	LOW
Fourth quarter	$6.13	$3.75
Third quarter	$6.51	$4.10
Second quarter	$7.44	$1.95
First quarter	$2.39	$0.45

2009	HIGH	LOW
Fourth quarter	$1.35	$0.24
Third quarter	$3.05	$0.80
Second quarter	$4.55	$2.02
First quarter	$5.03	$3.60

As of May 3, 2010, our outstanding shares of common stock were owned by approximately 2,000 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plan at January 31, 2010 is summarized as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	324,600	$2.80	225,400
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	324,600	$2.80	225,400

ITEM 6.	SELECTED FINANCIAL DATA.

The following table represents selected financial data for the most recent five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2008, 2007 and 2006 and for the years ended January 31, 2008, 2007 and 2006 have been derived from audited financial information not separately presented herein.

	As of and for the Years Ended January 31,
	2010	2009	2008	2007	2006
Revenues, net	$31,136,000	$20,451,000	$25,410,000	$31,253,000	$34,763,000
Cost of sales	(19,226,000)	(17,018,000)	(21,301,000)	(22,433,000)	(24,571,000)

Gross profit	11,910,000	3,433,000	4,109,000	8,820,000	10,192,000
Selling, general and administrative expenses	(7,767,000)	(9,223,000)	(9,490,000)	(7,878,000)	(7,884,000)
Gain (loss) on sale of property, plant and equipment	—	18,000	315,000	32,000	(15,000)

Operating income (loss)	4,143,000	(5,772,000)	(5,066,000)	974,000	2,293,000
Other (expense) income	(54,000)	478,000	(256,000)	(165,000)	(84,000)

Income (loss) before income taxes	4,089,000	(5,294,000)	(5,322,000)	809,000	2,209,000
Income tax benefit (expense)	172,000	(33,000)	1,941,000	(244,000)	341,000

Net income (loss)	$4,261,000	$(5,327,000)	$(3,381,000)	$565,000	$2,550,000

Basic earnings (loss) per share	$1.15	$(1.48)	$(0.95)	$0.16	$0.65

Fully diluted earnings (loss) per share	$1.09	$(1.48)	$(0.95)	$0.16	$0.65

Total assets	$21,476,000	$17,761,000	$21,380,000	$17,735,000	$20,212,000

Long-term debt (1)	$7,933,000	$6,022,000	$7,328,000	$2,564,000	$2,840,000

(1)	Long-term debt is defined as all outstanding long-term debt and capital leases, including current maturities, and the revolving credit facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of January 31, 2010, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

The trend in the aerospace industry continues toward digital cockpits as the aerospace industry moves away from mechanical cockpit instrumentation that was our foundation. In fiscal year 2010, we made further progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We have maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. We plan to position ourselves such that we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

We also have significant business tied to military programs. As a consequence, our business can fluctuate depending on government spending on military programs for which we supply our products. While we have been successful in obtaining contracts to supply military needs in recent years, changes in government spending could have a favorable or unfavorable impact on our future military business. While we can not fully predict the outcome of the U.S. government’s budget process, we expect that the majority of the military programs we supply will be sustained at current or near current levels.

Likewise, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With the recent economic conditions, several of our commercial customers continue to operate with reduced operations and manufacturing. While this may be offset by additional increases in aftermarket support, it is likely that our business will continue to be negatively affected until the economy recovers and our customers resume prior levels of production and growth.

Our fiscal year 2010 results of operations, working capital and liquidity were affected by a number of factors including the following:

•	Difficulties faced by our supplier base, impacting product availability, credit, and/or delivery terms;

•	some residual production inefficiencies and direct costs resulting from the interruption of business operations caused by the August 8, 2008 fire;

•	cost incurred in conjunction with the moving of our Earlysville, Virginia operations to a leased facility in the same area;

•	competition from larger more well capitalized companies; and

•	increased selling, general and administrative expenses primarily related to our Earlysville, Virginia property held for sale, as well as clean up from the August 8, 2008 fire.

We have commenced and will continue to take steps to address the challenges we encountered in fiscal year 2010. Among these steps are the following:

•	we employed a new Chief Financial Officer, and a new Controller in fiscal year 2010;

•	we hired a new Vice President for Technology and Product Development in fiscal 2010, while reorganizing and enhancing the engineering team in a year when many other companies were down-sizing;

•	we continued to review and find ways to improve our costs included in selling, general and administrative expenses;

•	through active marketing efforts, we are working to sell our Earlysville, Virginia plant facility; and

•	the Operations team began implementing “lean manufacturing” programs to improve our production throughput and operating efficiencies.

RESULTS OF OPERATIONS

Our senior management regularly reviews the performance of our operations including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, IR&D activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts.

We believe the overall prospects for our financial performance to be very good. Our backlog remains at high levels while our proposal activity continues to be very active, although somewhat constrained in the commercial business jet market due to the economic conditions. The financial performance in fiscal year 2010 was partly driven by the continued recovery from the effects of the fire at the Clearwater facility in August, 2008. We also completed the consolidation of the Virginia manufacturing operations into the Clearwater facility while successfully transitioning the remaining engineering and repair/overhaul personnel to our leased facilities in Charlottesville, Virginia. Also, through focused and deliberate operational improvement efforts, we substantially progressed through past due backlog that was delayed by the lost capacity and lost assets from the August 2008 fire. Finally, our selective hiring practices have enabled us to add key talent to several disciplines during the past year, augmented by training programs to facilitate improved team capabilities across the company.

Fiscal year 2010 compared to fiscal year 2009

Net sales were $31,136,000 during fiscal year 2010, an increase of $10,685,000, or 52%, when compared to $20,451,000 for fiscal year 2009. Throughout fiscal year 2010, we made significant progress in transitioning the business after the interruption caused by the August 2008 fire. In that regard, we were successful in stabilizing and improving upon critical manufacturing and planning processes.

Gross profit increased from 17% for fiscal year 2009 to 38% for fiscal year 2010. During fiscal year 2009, the gross profit performance was negatively and significantly impacted by the effects of the fire in August 2008. The significant improvements in gross profit performance in fiscal year 2010 are due primarily to the increased manufacturing throughput combined with improvements in operational performance. Our continued improvement in gross margin will require the following:

•	improving performance in our manufacturing planning and execution processes;

•	planning inventory purchases and movement carefully;

•	finalizing design of new digital products to increase market offerings and

•	reducing costs and inefficiencies in our operations through better resource management and improved accountability.

These initiatives will be complemented with a marketing and sales strategy that addresses the highly competitive and dynamic aircraft business environment.

Selling, general and administrative expenses for fiscal year 2010 decreased $1,456,000, or 16%, when compared to fiscal year 2009. This decrease was attributable to (a) non-recurrence of separation costs recorded in fiscal year 2009, (b) a decrease in operating expenses due to the consolidation of the Earlysville, Virginia operations into Clearwater, and (c) reduced professional services expense including legal, audit, and consulting costs.

Interest expense, net increased to $602,000 in fiscal year 2010 from $433,000 in fiscal year 2009. The increase was driven by accretion expense on promissory notes entered into in fiscal year 2010.

The gain from casualty loss for fiscal year 2010 of $550,000 is attributable to additional insurance proceeds received relating to the August 8, 2008 fire. The gain from casualty loss in fiscal year 2009 included insurance proceeds of $2,600,000 offset by the net book value of inventory and fixed assets destroyed in the fire of $1,009,000 and $647,000, respectively.

Income tax expense decreased $205,000 to a tax benefit of $172,000 for fiscal year 2010 compared to a tax expense of $33,000 for fiscal year 2009. This change was due to increased tax expense in fiscal year 2010 associated with the significantly increased profitability offset by the reversal of the valuation allowance recorded in fiscal year 2009. For the year ended January 31, 2010, net income was approximately $4,261,000, or $1.15 basic and $1.09 diluted earnings per share, versus a net loss of approximately ($5,327,000), or ($1.48) basic and diluted loss per share for the year ended January 31, 2009. The improvement in net income for the full year was driven by the increased sales volume, the improved gross margin performance, and the complete reversal of the $1,900,000 tax valuation allowance that was established in the prior year. For the year ended January 31, 2010, both the basic and diluted earnings per share in fiscal year 2010 included approximately $0.51 and $0.49, respectively, which was attributable to the reversal of the tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

While net sales improved significantly in fiscal year 2010 over fiscal year 2009, liquidity remained a challenge during fiscal year 2010. The days sales in accounts receivable unfavorably increased to 40 days at January 31, 2010, up from 32 days at January 31, 2009. This was due in large part to the strained world economy which caused certain customers to lengthen payment cycles. Through careful cash management and purchasing practices, our outstanding balances with production suppliers favorably improved as days purchases in accounts payable decreased to 52 days at January 31, 2010, down from 61 days at January 31, 2009. Nevertheless, we continue to be challenged to maintain favorable payment terms with certain suppliers. In addition, the Company continues to deal with residual production issues from the impact of the August 8, 2008 fire. During fiscal year 2010, we repaid $2,817,000 of the remaining $3,269,000 in customer advances outstanding at January 31, 2009. We have not yet sold the Earlysville, Virginia facility, although active marketing efforts are continuing. As a result, the Company continues to experience liquidity constraints. Obtaining sufficient liquidity to (i) satisfy working capital requirements, (ii) repay customer advances, (iii) fulfill necessary capital spending and (iv) meet the Company’s debt obligations is dependent both on the continued realization of positive cash flows from operations and on obtaining alternative financing sources. Otherwise, the Company will consider other alternatives to meet its cash requirements.

Cash used in operating activities was $32,000 for fiscal year 2010, a decrease in cash used of $192,000 when compared to cash used of $224,000 for fiscal year 2009. This net decrease in cash used in operating activities is primarily attributable to decreases in cash used in operating activities of:

•

$8,191,000 from increased operating net income in fiscal year 2010, after adjustment for non-cash items, when compared to operating net income in fiscal year 2009, also after adjustment for non-cash items and

•	$2,318,000 from improved inventory management and certain cost reduction efforts in fiscal year 2010 when compared to increased inventory purchase levels in fiscal year 2009;

primarily offset by increases in cash used in operating activities of:

•

$3,887,000 from increases to accounts receivable at January 31, 2010 when compared to January 31, 2009, a period of depressed accounts receivable balances caused by reduced sales as a result of the August 2008 fire,

•	$6,086,000 from the repayment of customer advances through production efforts of $2,817,000 in fiscal year 2010 when compared to the receipt of customer advances of $3,269,000 in fiscal year 2009 and

•	$924,000 from increased prepayment of expenses and deposits in fiscal year 2010 when compared to fiscal year 2009.

Cash used in investing activities increased $3,493,000 in fiscal year 2010 as compared to fiscal year 2009 due primarily to the purchase of $1,991,000 of capital improvements and equipment in fiscal year 2010 when compared to the receipt of proceeds of $1,600,000 received in fiscal year 2009 from the Company’s insurer related to fixed assets lost in the August 2008 fire.

Cash provided by financing activities for fiscal year 2010 was $2,023,000 compared to cash used in financing activities in fiscal year 2009 of $1,306,000. The change was attributable to net drawdown in fiscal year 2010 of $1,618,000 on our revolving credit facility compared to net repayments in fiscal year 2009 of $967,000. Further, proceeds from the investors notes of $800,000 was recognized in fiscal year 2010.

Our ability to maintain sufficient liquidity in fiscal year 2011 and beyond continues to be highly dependent upon achieving expected operating results. Failure to successfully achieve these results could have a material adverse effect on our liquidity and operations in the future, and could require implementation of curative measures, including raising capital, deferring planned capital expenditures, reducing discretionary spending, and/or, if necessary, selling assets.

Credit Facilities

Our credit facilities are with Wachovia Bank in the amount of $8,420,000 (which includes $3,920,000 and $2,000,000 term notes and a $2,500,000 revolving credit facility). The two promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). The Future Advance Note is collateralized by our real estate in Clearwater, Florida. The Term Note is collateralized by our real estate in Earlysville, Virginia. The revolving credit facility is collateralized by the Company’s assets, with the exception of the Company’s real estate located in Earlysville, Virginia and Clearwater, Florida. The Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011. The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 0.23% and 0.42% at January, 31, 2010 and January 31, 2009, respectively) plus 300 basis points. Interest, when applicable, is to be paid monthly on the revolving credit facility. Interest and principal are paid monthly on the Notes. At January 31, 2010, there was $335,000 of available funds to be drawn on the revolving credit facility.

Our long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a “cash flow coverage ratio” (with regard to the debt service) of at least 1.25 to 1.00.

As of January 31, 2010 and 2009 we were not in compliance with the “cash flow coverage ratio” covenant and the total liabilities to tangible net worth covenant; however, Wachovia has provided a written waiver of the non-compliance to us through June 30, 2010. Consequently, the entire amount of long-term debt is classified as a current maturity at both January 31, 2010 and 2009.

The other restrictive covenants, among other things, require us to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

On May 14, 2009, the Company entered into three separate unsecured loans with three separate private investors, Bruce J. Stone, Redmond Family Investments, LLLP and Martin L. Schaffel, herein referred to as “the Investors”, each containing a drawdown provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements provide for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 based upon the cash drawdown provision of each of the three unsecured loan agreements related to the Investors. The 200,000 warrants issued to the Investors pursuant to the $800,000 drawdown are exercisable at any time during the period after May 21, 2010 and before the warrant expiration date of April 10, 2015. The Company’s 80,000 common shares issued in connection with the $800,000 cash drawdown were not registered under the Securities Act of 1933 and therefore, are restricted securities as that term is defined in Rule 144 under the Securities Act. The aggregate amount borrowed of $800,000 is payable in full under each of the three notes on or before April 10, 2010. On February 19, 2010, the loans were modified, among other conditions, to extend the term of the unsecured loans to April 10, 2011.

The warrants and common shares are recorded as a separate component of interest and are being accreted into the loan balance over the term of the loan. For the year ended January 31, 2010, the Company recognized accretion of $294,000, presented as additional interest expense.

Working Capital and Capital Expenditures

Our working capital (deficit) at January 31, 2010 was $2,326,000 compared to ($945,000) at January 31, 2009. The increase in working capital during fiscal year 2010 related to an increase in sales and accounts receivable as well as increases to prepaid and other current assets and the repayment of customer advances. These favorable working capital variances are offset in part by unfavorable working capital variances associated with increases to the line of credit and the drawdown of additional debt from the Investors’ notes payable. Credit terms provided customers are consistent with those normally offered in our industry.

Future capital requirements depend on numerous factors, including research and development, expansion of product lines and other factors. Furthermore, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources. Currently, our constrained cash flow from operations prohibits us from meeting these challenges through organic growth.

Our capital expenditures for fiscal year 2010 were $1,991,000, compared to $118,000 for fiscal year 2009. Historically, our capital budget has been intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. Certain critical fixtures, environmental test chambers and testing equipment that were lost in the August 8, 2008 fire were replaced during fiscal year 2010. Additionally, renovations and reconfiguration to the Florida production facility were also made in fiscal year 2010 to accommodate the equipment that was previously located in the building destroyed in the August 8, 2008 fire.

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

Off-Balance Sheet Arrangements

We issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005 in the amount of $398,000. This LOC provides the South Korean government with financial assurance that we will perform in accordance with the offset requirements under its contract to provide IMFPs for South Korea’s T-50 military aircraft. The offset requirements specify that we will affect a transfer of technology in accordance with the agreement. During fiscal year 2010, the Company completed its responsibility of transferring technology and was released of further liability associated with this obligation. Accordingly, the irrevocable standby letter of credit was terminated.

Apart from this LOC, we did not have any other off-balance sheet arrangements as of January 31, 2010.

Contractual Obligations

The following table presents estimated cash requirements for contractual obligations outstanding as of January 31, 2010.

	Payments Due By Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$3,426,000	$143,000	$—	$—	$3,569,000
Long-term debt	5,768,000	—	—	—	5,768,000
Revolving credit facility	2,165,000	—	—	—	2,165,000
Operating leases	169,000	326,000	—	—	495,000

Total contractual obligations	$11,528,000	$469,000	$—	$—	$11,997,000

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

In connection with the acquisition, we, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby we paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in our common stock once we obtain certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date. As of January 31, 2010, no additional consideration has been recorded, nor have the contingencies been met.

Environmental Matters

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result, of the initial and subsequent surveys, remaining contamination treatment costs are estimated at $932,000. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less costs to sell. Costs incurred during the year ended January 31, 2010 totaled $153,000 and costs incurred during the year ended January 31, 2009 totaled $110,000.

After the August 8, 2008 fire at our Clearwater, Florida facility, during a routine investigation by local environmental agencies the Company was cited for several violations relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. A remediation effort for these violations was approved and commenced early in fiscal year 2011. The anticipated costs of remediation and associated fines totaling $100,000 are included in accrued expenses and other liabilities as of January 31, 2009 and the resulting expense is included in selling, general and administrative expenses for the year ended January 31, 2009.

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

For fixed-price contracts, the Company recognizes revenue on a completed contract “units of delivery” basis. The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory or work in progress. Revenue is recorded when title to the goods passes to the customer, generally upon shipment. The Company recognizes most of its revenue under the completed contract method.

For long-term, fixed-price contracts meeting certain criteria, the Company may elect to follow the percentage-of-completion method of accounting for revenue recognition. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. From time to time, the Company will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

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

Inventories

The Company values inventory at standard cost which generally reflects the most recent significant cost for manufactured or purchased inventory. Standards are revalued from time to time to reflect the lower of cost (using a method that approximates the first-in, first-out method “FIFO”) or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history.

Work In Process Inventories

We employ certain methods to estimate the value of work in process inventories for financial reporting purposes. Our practice has been to conduct cycle counts of inventory throughout the year. Generally, for items that are in process at the end of a fiscal year, we will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for fiscal years 2010 and 2009.

Manufacturing Overhead Cost Application

We establish our inventoriable cost of manufacturing overhead by calculating our overhead costs as a percentage of direct labor and applying that percentage to direct labor that has been charged to inventory on a twelve month rolling average basis. This application percentage is reviewed and adjusted annually.

Deferred Tax Asset Valuation Allowance

We account for income taxes in accordance with U.S. GAAP, which states that deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets to the extent it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result, of the initial and subsequent surveys, remaining contamination treatment costs are estimated at $932,000 The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the year ended January 31, 2010 totaled $153,000 and costs incurred during the year ended January 31, 2009 totaled $110,000.

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed at least annually for impairment and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. As current events and circumstances warrant, the Company examines the carrying value of its intangible assets with finite lives, such as capitalized software and development costs, purchased intangibles, and other long-lived assets, to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause impairment include negative industry or economic trends or significant underperformance relative to historical or projected future operating results.

Long-Lived Assets

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-30 Years
Machinery and equipment	3-10 Years
Patterns, dies, and tools	3-5 Years
Furniture and fixtures	5-10 Years

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2010 and 2009, we do not believe that any assets are impaired.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the fiscal years ended January 31, 2010 and January 31, 2009, the Company recorded stock-based compensation of $246,000 and $340,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During the fiscal years ended January 31, 2010 and January 31, 2009, the Company recorded director-fees expense, through the issuance of stock, of $60,000 and $75,000, respectively.

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

In July 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended October 30, 2009. The Codification does not change U.S. GAAP and only affects how specific references to U.S. GAAP literature are disclosed in the notes to the Company’s consolidated financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Based on the outstanding balances on our credit facilities as of January 31, 2010, a 1% increase in interest rates would cost us approximately $70,000 annually.

We purchase materials for use in our products based on market prices established with our suppliers. Many of the materials purchased can be subject to volatility due to market supply and demand factors outside of our control. To mitigate this risk, in part, we attempt to enter into fixed-price purchase agreements with reasonable terms.

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

For the fiscal year ended January 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer determined that a material weakness existed by reason of inadequate staffing in the Company’s accounting department. As a result, controls over the Company’s financial reporting process and oversight thereof were not adequate to prevent or detect misstatements in the accuracy of management’s estimates and disclosures on a timely basis, resulting in numerous adjustments to the Company’s financial statements that were not detected by the Company’s accounting staff. We attributed the weaknesses to a lack of sufficient and appropriate internal expertise to resolve technical accounting issues. During fiscal year 2009, we added additional members to our in-house accounting staff and continued to monitor the effectiveness of these control enhancements. During fiscal year 2010, we significantly strengthened the Company’s accounting staff with the addition of a new Chief Financial Officer as well as several key hires of experienced accounting staff to provide sufficient time and resources to review the consolidation and supporting financial statement disclosure schedules independent of the preparer and research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Accordingly, for the fiscal year ended January 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer determined that a material weakness no longer exists by reason of inadequate staffing in the Company’s accounting department.

For the fiscal year ended January 31, 2009, the Company’s Chief Executive Officer and Acting Chief Financial Officer determined that a material weakness existed surrounding the adequate accounting for inventory. This material weakness is attributable to the loss of records and other financial data as a result of the August 8, 2008 fire, requiring re-creation of standard costing measurements for raw materials, work in process and finished goods inventory. We decided on a course of action to address specific areas for improvement in our standard cost accounting system, thereby addressing the contributors to the material weakness surrounding the adequate accounting for inventory. As of January 31, 2010, a number of improvements to the standard cost accounting system have been implemented and a number of mitigating controls have been established. The process of addressing all of the remaining issues in the standard cost system that contributed to the material weakness is planned for completion during fiscal year 2011. As of the year ended January 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer determined that a material weakness continues to exist surrounding the adequate accounting for inventory although significant control improvements have been implemented.

Notwithstanding the existence of this material weakness in our disclosure controls and procedures relating to the adequacy of the accounting for inventory, the Company believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition as of January 31, 2010 and 2009, and consolidated results of its operations and cash flows for the years ended January 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of January 31, 2010 pertaining to financial reporting in accordance with the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment of internal control over financial reporting, and solely as a result of the material weakness described above, management has concluded that as of January 31, 2010, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the year ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report, except for the remediation efforts described above.

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

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 of Form 8-K “Entry into a Material Definitive Agreement” in lieu of filing a Form 8-K.

On April 30, 2010, the Company entered into a Loan Agreement with M&I Marshall & Ilsley Bank (the “Loan Agreement”) with a maximum amount of credit facilities available to us of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit, (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan, and (d) a $700,000 equipment line of credit. The proceeds from the loan agreement were used to fully satisfy the outstanding debt and fees with Wachovia Bank of $7,521,830.85 and the remaining cash received and financing available will be used for new product development, working capital and capital expenditure needs.

Repayment of the loan and all obligations to M&I under the Loan Agreement, the Notes and the other Loan Documents are collateralized by the personal property and real property of the Company. Details of loan facility are as follows:

•

The $4,000,000 revolving line of credit has a 364 day term and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit; or (b) the Borrowing Base which includes both accounts receivable and inventory. The interest rate on the revolving line of credit is one month LIBOR plus 300 basis points with a 4% floor. Interest is paid monthly.

•

The $3,500,000 first real estate mortgage loan is evidenced by an Interest Bearing Installment Note with a 3 year term, a 15 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the first real estate mortgage loan were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.

•

The $1,900,000 term loan is evidenced by an Interest Bearing Installment Note with a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the term loan were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. In the event the Company receives any proceeds from the sale of the Virginia property, the Company shall immediately remit such proceeds to M&I and such proceeds shall be applied as a principal payment under the Term Note.

•

The $700,000 equipment line of credit is evidenced by an Equipment Line of Credit Note with a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 325 basis points with a 4% floor. Interest and principal are paid monthly. Proceeds are used to purchase equipment for use in the Company’s business.

The Loan Agreement with M&I contain certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis Total Stockholders’ Equity equal to at least Seven Million Four Hundred Nineteen Thousand and No/100 Dollars ($7,419,000), which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; and (ii) To maintain on a consolidated basis a ratio of Funded Debt to EBITDA not exceeding 3.0:1.0; and (iii) To maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.20:1.0. These three covenant amounts shall be calculated at the end of each quarterly reporting period for which M&I requires financial statements.

The above is only a summary of the Loan Agreement and is qualified in its entirety by reference to the full text of the Loan Agreement included filed as Exhibit 10.27 to this Form 10-K and to the supporting documents consisting of credit notes, loan notes, security agreements, a collateral assignment and a guarantee agreement filed as Exhibits 10.28 through 10.36 to this Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors and certain Executive Officers required by Item 10 shall be included in the section captioned “Election of Directors,” appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about July 15, 2010 and is incorporated herein by reference. Certain information regarding Executive Officers of the Company may be found in the section captioned “Information Regarding Executive Officers” in the Proxy Statement. In addition, information for compliance with 16(a) of the Exchange Act may be found in the section captioned 16(a) Beneficial Ownership Reporting Compliance.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the “Code”) that applies to all employees, including our principal executive officer, principal financial officer and directors of the Company. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:

1.	The financial statements listed in the index to Financial Statements following the signature pages hereof.

2.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005.

4.1	Amendment to Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 1, 2009.

10.1*	Employment Agreement, dated April 17, 2008, between Aerosonic Corporation and Douglas Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 23, 2008.

10.2*	Employment Agreement, dated September 24, 2007, between Aerosonic Corporation and Charles L. Pope, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 28, 2007.

10.3*	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and P. Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.4*	Amended and Restated Employment Agreement, dated November 28, 2005, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.5	Severance Agreement and General Release, dated June 19, 2008, between Aerosonic Corporation and Carmelo Russo, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 3, 2008.

10.6*	Employment Agreement, dated August 25, 2008, between Aerosonic Corporation and Thomas Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2008.

10.7	Separation Agreement and General Release, dated January 2, 2008, between Aerosonic Corporation and David Baldini, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 8, 2008.

10.8	Loan Agreement, dated February 24, 2004, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.9	First Modification to Revolving and Term Credit and Security Agreement, dated August 17, 2007, between Aerosonic Corporation and Wachovia Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.10	Renewal and Future Advance Promissory Note, dated August 17, 2007, issued by Aerosonic Corporation and Avionic Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.11	Renewal and Amended Term Promissory Note, dated August 17, 2007, issued by Aerosonic Corporation and Avionic Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on August 23, 2007.

10.12	Revolving Promissory Note, dated February 16, 2004, issued by Aerosonic Corporation and Avionics Specialties, Inc. to Wachovia Bank N.A., incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.13	Mortgage, Assignment of Rents and Security Agreement dated February 24, 2004 between Aerosonic Corporation and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.14	Deed of Trust, Assignment of Rents and Security Agreement dated February 24, 2004 by and among Avionics Specialties, Inc. TRSTE, Inc. and Wachovia Bank, N.A., incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, filed on April 6, 2004.

10.15*	Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed on August 31, 2007.

10.16	Share Purchase Agreement, dated August 21, 2007, between Aerosonic Corporation, OP Technologies, Inc., Optimization Technologies, Inc. and certain shareholders thereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 24, 2007.

10.17	Loan Agreement, dated May 14, 2009, between Aerosonic and Bruce J. Stone, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.18	14% Subordinated Note, dated May 14, 2009, between Aerosonic and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Bruce J. Stone incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.19	Form of Warrant Certificate between Aerosonic and Bruce J. Stone, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.20	Loan Agreement, dated May 14, 2009, between Aerosonic and Redmond Family Investments, LLLP, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.21	14% Subordinated Note, dated May 14, 2009, between Aerosonic and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Redmond Family Investments, LLLP, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.22	Form of Warrant Certificate between Aerosonic and Redmond Family Investments, LLLP, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.23	Loan Agreement, dated May 14, 2009, between Aerosonic and Martin L. Schaffel, incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.24	14% Subordinated Note, dated May 14, 2009, between Aerosonic and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Martin L. Schaffel, incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.25	Form of Warrant Certificate between Aerosonic and Martin L. Schaffel, incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.26	Employment Agreement, dated May 26, 2009, between Aerosonic Corporation and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 29, 2009.

10.27	Loan Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.28	$4,000,000 Revolving Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.29	$3,500,000 Real Estate Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.30	$1,900,000 Equipment Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.31	$700,000 Equipment Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.32	Security Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.33	Mortgage, Security Agreement and Assignment of Rents dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.34	Collateral Assignment of Rents dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.35	Guaranty Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

10.36	Security Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank.

16.1	Letter Regarding Change in Certifying Accountant, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed on February 24, 2009.

16.2	Letter Regarding Change in Certifying Accountant, incorporated by reference to Exhibit 16.2 of the Company’s Current Report on Form 8-K, filed on February 24, 2009.

21	Subsidiaries of the Registrant, as of January 31, 2010

23.1	Consent of Independent Registered Public Accounting Firm-Kirkland, Russ, Murphy & Tapp, P.A., Certified Public Accountants

24	Power of Attorney, incorporated into the Signature Page hereto.

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

*	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION (Registrant)

By:	/s/ DOUGLAS J. HILLMAN	Date: May 3, 2010
President and Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Douglas J. Hillman to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS J. HILLMAN	Date: May 3, 2010
Douglas J. Hillman, President and Chief Executive Officer

/s/ KEVIN J. PURCELL	Date: May 3, 2010
Kevin J. Purcell, Chief Financial Officer

/s/ P. MARK PERKINS	Date: May 3, 2010
P. Mark Perkins, Executive Vice President and Director

/s/ DONALD RUSSELL	Date: May 3, 2010
Donald Russell, Director

/s/ THOMAS E. WHYTAS, JR.	Date: May 3, 2010
Thomas E. Whytas, Jr., Director

/s/ ROY ROBINSON	Date: May 3, 2010
Roy Robinson, Director

AEROSONIC CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aerosonic Corporation

We have audited the accompanying consolidated balance sheets of Aerosonic Corporation and Subsidiaries as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aerosonic Corporation and Subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Certified Public Accountants

Clearwater, Florida

April 29, 2010

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Accounts receivable, net	3,421,000	1,818,000
Inventories, net	7,743,000	8,062,000
Prepaid expenses and other current assets, net	1,035,000	134,000
Property held for sale, net	2,062,000	1,712,000
Deferred income taxes	1,613,000	1,778,000

Total current assets	15,874,000	13,504,000
Property, plant and equipment, net	2,917,000	1,197,000
Deferred income taxes	1,831,000	1,735,000
Intangible assets, net	450,000	669,000
Goodwill	366,000	366,000
Other assets, net	38,000	290,000

Total assets	$21,476,000	$17,761,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$2,165,000	$547,000
Current maturities of long-term debt	5,768,000	5,475,000
Accounts payable, trade	2,717,000	2,887,000
Customer advances	452,000	3,269,000
Compensation and benefits	720,000	608,000
Income taxes payable	67,000	—
Accrued sales commissions	42,000	242,000
Accrued expenses and other liabilities	1,617,000	1,421,000

Total current liabilities	13,548,000	14,449,000
Unrecognized tax benefits	40,000	254,000
Deferred income taxes	168,000	251,000

Total liabilities	13,756,000	14,954,000

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,162,289 shares and 4,051,110 shares at January 31, 2010 and 2009, respectively; outstanding 3,731,522 shares and 3,620,343 shares at January 31, 2010 and 2009, respectively	1,665,000	1,621,000
Additional paid-in capital	5,749,000	5,141,000
Retained earnings (deficit)	3,469,000	(792,000)
Less treasury stock: 430,767 shares at both January 31, 2010 and 2009, at cost	(3,163,000)	(3,163,000)

Total stockholders’ equity	7,720,000	2,807,000

Total liabilities and stockholders’ equity	$21,476,000	$17,761,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended January 31, 2010 and 2009

	2010	2009
Sales, net	$31,136,000	$20,451,000
Cost of sales	19,226,000	17,018,000

Gross profit	11,910,000	3,433,000
Selling, general and administrative expenses	7,767,000	9,223,000
Gain on sale of property, plant and equipment	—	18,000

Operating income (loss)	4,143,000	(5,772,000)

Other (expense) income:
Interest expense, net	(602,000)	(433,000)
Gain from casualty loss	550,000	944,000
Other expense	(2,000)	(33,000)

	(54,000)	478,000

Income (loss) before income taxes	4,089,000	(5,294,000)
Income tax benefit (expense)	172,000	(33,000)

Net income (loss)	$4,261,000	$(5,327,000)

Basic income (loss) per share	$1.15	$(1.48)

Diluted income (loss) per share	$1.09	$(1.48)

Weighted average shares outstanding basic	3,689,914	3,592,094

Weighted average shares outstanding fully diluted	3,905,868	3,592,094

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the Years Ended January 31, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at January 31, 2008	$1,605,000	$4,817,000	$4,535,000	$(3,163,000)	$7,794,000
Net loss	—	—	(5,327,000)	—	(5,327,000)
Directors’ equity compensation	15,000	60,000	—	—	75,000
Stock-based compensation	—	265,000	—	—	265,000
Restricted stock award	1,000	(1,000)	—	—	—

Balance at January 31, 2009	1,621,000	5,141,000	(792,000)	(3,163,000)	2,807,000
Net income	—	—	4,261,000	—	4,261,000
Directors’ equity compensation	12,000	48,000	—	—	60,000
Stock issued for short-term note	32,000	91,000	—	—	123,000
Warrants issued for short-term note	—	283,000	—	—	283,000
Stock-based compensation	—	186,000	—	—	186,000

Balance at January 31, 2010	$1,665,000	$5,749,000	$3,469,000	$(3,163,000)	$7,720,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,261,000	$(5,327,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	271,000	399,000
Amortization	246,000	219,000
Accretion on long-term debt	294,000	—
Provision for bad debt	224,000	715,000
Provision for obsolete and slow-moving inventory	230,000	918,000
Provision for warranty	70,000	88,000
Stock-based compensation	246,000	340,000
Gain on sale of property, plant and equipment	—	(18,000)
Gain from casualty	(550,000)	(944,000)
Proceeds from insurance	550,000	1,000,000
Provision for deferred income taxes	(14,000)	37,000
Unrecognized tax benefits	(214,000)	(4,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,827,000)	2,060,000
Income taxes receivable	—	26,000
Inventories, net	89,000	(2,229,000)
Prepaid expenses and other current assets, net	(901,000)	23,000
Other assets	225,000	(197,000)
Accounts payable, trade	(170,000)	(220,000)
Customer advances	(2,817,000)	3,269,000
Compensation and benefits	112,000	(348,000)
Income tax payable	67,000	—
Deferred income tax provision (benefit)	—	—
Accrued expenses and other liabilities	(424,000)	(31,000)

Net cash used in operating activities	(32,000)	(224,000)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	20,000
Proceeds from insurance	—	1,600,000
Capital expenditures	(1,991,000)	(118,000)

Net cash (used in) provided by investing activities	(1,991,000)	1,502,000

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	1,618,000	(967,000)
Proceeds from issuance of notes payable	800,000	—
Principal payments on long-term debt	(395,000)	(339,000)

Net cash provided by (used in) financing activities	2,023,000	(1,306,000)

Change in cash	—	(28,000)
Cash, beginning of year	—	28,000

Cash, end of year	$—	$—

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$306,000	$405,000

Income taxes	$—	$—

Non-cash financing and other transactions:
Common stock issued	$123,000	$—

Common stock warrants issued	$283,000	$—

Accrued environmental costs related to property held for sale	$350,000	$—

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

Financial Condition and Management’s Plans

As of both January 31, 2010 and January 31, 2009, the Company was not in compliance with certain debt covenants with its lender, Wachovia Bank, N.A. (“Wachovia”). As a result, the Company’s total debt with Wachovia, which was $7,245,000 at January 31, 2010, is subject to acceleration and is classified as current on the consolidated balance sheets at both January 31, 2010 and January 31, 2009. The Company currently has a written waiver from Wachovia through June 30, 2010 relating to its covenant for noncompliance. The Company has recently been is discussions with both Wachovia and other prospective lenders regarding restructuring its bank debt. As described in Note 18, Subsequent Events, and the related exhibits, on April 30, 2010, the Company refinanced its bank debt, formerly with Wachovia, with M&I bank.

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

Reclassifications

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the fiscal year 2010 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

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

Property Held For Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result, of the initial and subsequent surveys, remaining contamination treatment costs are estimated at $932,000 The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the year ended January 31, 2010 totaled $153,000 and costs incurred during the year ended January 31, 2009 totaled $110,000.

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

Goodwill and Intangible Assets

The carrying value of goodwill is reviewed at least annually for impairment and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. As current events and circumstances warrant, the Company examines the carrying value of its intangible assets with finite lives, such as capitalized software and development costs, purchased intangibles, and other long-lived assets, to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. Factors that may cause impairment include negative industry or economic trends or significant underperformance relative to historical or projected future operating results.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

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

For fixed-price contracts, the Company recognizes revenue on a completed contract “units of delivery” basis. The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory or work in progress. Revenue is recorded when title to the goods passes to the customer, generally upon shipment. The Company recognizes most of its revenue under the completed contract method.

For long-term, fixed-price contracts meeting certain criteria, the Company may elect to follow the percentage-of-completion method of accounting for revenue recognition. Under this method, contract revenue is computed as that percentage of estimated total revenue that costs incurred to date bear to total estimated costs, after giving effect to the most recent estimates of costs to complete. From time to time, the Company will record costs and estimated profits in excess of billings for a contract. Revisions in costs and revenue estimates are reflected in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage-of-completion.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

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

Research and Development

Research and development (“R&D”) costs are expensed as incurred. R&D costs that are not associated with specific products are included in selling, general and administrative expenses and approximated $559,000, and $618,000 for the years ended January 31, 2010 and 2009, respectively. R&D costs associated with specific products, as part of one of the Company’s product development programs, are presented as a deferred charge in prepaid expenses and other current assets, net and approximated $864,000 for the year ended January 31, 2010. No such costs were incurred during the year ended January 31, 2009. See Note 10 for further discussion of the Company’s product development programs.

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

Stock-Based Compensation

U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. U.S. GAAP

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s share-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to share-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. U.S. GAAP also requires an estimation of future forfeitures of share-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

The Company issued 171,500 and 140,200 stock options to employees during fiscal years 2010 and 2009, respectively. The weighted average per share fair value of options granted in both fiscal years was determined using the Black-Scholes option-pricing model with the following assumptions (see Note 12):

	2010	2009
Volatility	63% - 75%	63%
Risk-free interest rate	0.36% - 0.72%	1.82% - 2.19%
Expected life in years	10.00	10.00
Dividend yield	0%	0%

Income (Loss) per Share

Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of potential common stock, using the treasury stock method.

For the year ended January 31, 2009, potential common stock shares were not included in the computation of diluted loss per share, as the inclusion of such shares would be anti-dilutive since the Company was in a net operating loss position for that period and including such shares would reduce the net loss per share.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. As of January 31, 2010 and 2009, substantially all of the Company’s cash balances were deposited with financial institutions determined by management to be of high credit quality. During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aerospace industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies. The Company employs a method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk. These amounts have been insignificant.

Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings and certain accrued liabilities are included in the consolidated financial statements at amounts which approximate fair value because of the short term nature of these instruments. The carrying amount of long-term debt at January 31, 2010 and 2009 approximates fair value as these instruments have adjustable rates which change in accordance with the market.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

Adoption of New Accounting Pronouncements

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

In July 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended October 30, 2009. The Codification does not change U.S. GAAP and only affects how specific references to U.S. GAAP literature are disclosed in the notes to the Company’s consolidated financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

2. Acquisition

On August 21, 2007, the Company purchased 100% of the outstanding stock of OP Tech from Optimization Technologies, Inc., an Oregon corporation (the “Seller”). In connection with the acquisition, the Company, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby the Company paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in Company common stock once the Company obtains certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date. The aforementioned contingencies were not met as of January 31, 2010.

3. Consolidation Plan and Restructuring Costs

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation was a continuation of the Company’s actions to be more responsive to customers’ demands. Avionics’ existing support and repair/overhaul activities have remained in the Earlysville area and have relocated to a new facility more appropriately sized for the Company’s planned streamlined structure.

In accordance with U.S. GAAP, the Company, for the years ended January 31, 2010 and 2009, recognized a total of approximately $262,000 and $208,000, respectively, in restructuring costs including severance, benefits, facilities and other costs, which are included in selling, general and administrative expenses.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

4. Accounts Receivable

Accounts receivable at January 31, 2010 and 2009 consisted of the following:

	2010	2009
Accounts receivable, trade	$4,074,000	$2,369,000
Less: allowance for doubtful accounts	(653,000)	(551,000)

Accounts receivable, net	$3,421,000	$1,818,000

The Company’s allowance for doubtful accounts activity for the years ended January 31, 2010 and 2009 was as follows:

	2010	2009
Beginning balance	$551,000	$131,000
Amounts written off	(16,000)	(295,000)
Recoveries of amounts provided for	(106,000)	—
Amounts provided for	224,000	715,000

Ending balance	$653,000	$551,000

5. Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets is $864,000 of deferred charges related to several current engineering contracts as of January 31, 2010. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. The deferred charges consist of $546,000 of internal engineering labor, which includes overhead, and $318,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $218,000.

6. Inventories

Inventories at January 31, 2010 and 2009 consisted of the following:

	2010	2009
Raw materials	$6,622,000	$5,828,000
Work in process	2,758,000	3,574,000
Finished goods	388,000	455,000
Reserve for obsolete and slow moving inventory	(2,025,000)	(1,795,000)

Inventories, net	$7,743,000	$8,062,000

The Company’s reserve for obsolete and slow moving inventory activity for the years ended January 31, 2010 and 2009 was as follows:

	2010	2009
Beginning balance	$1,795,000	$877,000
Amounts charged to operations	230,000	918,000

Ending balance	$2,025,000	$1,795,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

7. Property, Plant and Equipment

Property, plant and equipment at January 31, 2010 and 2009 consisted of the following:

	2010	2009
Land and improvements	$173,000	$173,000
Building and improvements	2,384,000	2,050,000
Machinery and equipment	4,404,000	4,247,000
Patterns, dies and tools	578,000	578,000
Furniture and fixtures	1,433,000	1,415,000
Construction in progress	1,482,000	—

	10,454,000	8,463,000
Less: accumulated depreciation	(7,537,000)	(7,266,000)

Property, plant and equipment, net	$2,917,000	$1,197,000

Depreciation expense was $271,000 and $399,000 for the years ended January 31, 2010 and 2009, respectively. Certain components of property, plant and equipment are pledged as collateral for debt obligations (see Note 11).

Gain from Casualty Loss

On August 8, 2008, as a result of a fire at its Clearwater, Florida facility, the Company suffered a casualty loss of one of its production buildings that was destroyed. The building was primarily used for general storage and product testing, probes and sensor manufacturing, as well as for shipping and receiving. While the Company’s main operating facility was not damaged by the fire, production was affected through loss of staged incoming raw materials inventory and outgoing finished goods. During the third quarter of fiscal year 2009 and the first quarter and second quarter of fiscal year 2010, the Company’s insurer extended advances to the Company totaling $2,600,000, $500,000 and $50,000, respectively. Portions of the insurance proceeds were applied towards replacement of raw materials inventory and production assets lost in the fire, as well as retooling and reengineering of production equipment in the unaffected main operating facility that were necessary to accommodate the loss of production activities within the destroyed building.

The net book value of inventory and fixed assets destroyed in the fire was $1,009,000 and $647,000, respectively, resulting in a gain from casualty loss of $550,000 and $944,000 for the years ended January 31, 2010 and 2009, respectively.

The Company’s insurance coverage additionally provides for business interruption recoveries. The Company has engaged the services of outside legal counsel and a cost recovery specialist to assist with these recoveries. Professional fees associated with these services were $200,000 and $177,000 for the years ended January 31, 2010 and 2009, respectively, which are included in selling, general and administrative expenses. The Company has also incurred additional costs for travel, rent and clean-up associated with the fire, which totaled $89,000 and $140,000 for the years ended January 31, 2010 and 2009, respectively, and are included in cost of sales and selling, general and administrative expenses. Subsequent to January 31, 2010, the Company settled its claim against its insurer and its insurer’s agent. (see Note 18).

Gain on Sale of Property, Plant and Equipment

During the fiscal year 2009, the Company sold certain assets at its Clearwater facility. The gain on the sale of these assets of approximately $18,000 is included in gain on sale of property, plant and equipment for the year ended January 31, 2009.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

8. Intangible Assets

Intangible assets as of January 31, 2010 and 2009 consisted of the following:

	Useful Lives	2010	2009
Intangible assets subject to amortization:
Acquired product prototype	5	$730,000	$730,000
Non-compete agreements	3	175,000	175,000
Acquired customer base	5	75,000	75,000

Total intangible assets subject to amortization		980,000	980,000
Accumulated amortization		(530,000)	(311,000)

Net		$450,000	$669,000

Intangible assets with indefinite lives:
Goodwill		$366,000	$366,000

Amortization expense related to intangible assets for both years ended January 31, 2010 and 2009 was $219,000. Amortization expense for the remaining useful lives of the intangible assets is $219,000 for each of the years ending January 31, 2011 and 2012 and $12,000 for the year ending January 31, 2013.

Amortization expense related to capitalized debt issuance costs for both years ended January 31, 2010 and 2009 was $27,000 and $29,000, respectively.

Amortization expense related to intangible assets and capitalized debt issuance costs is included in selling, general and administrative expenses. Capitalized debt issuance costs are included in other assets.

9. Customer Advances

In September 2008, the Company began receiving advances from certain customers for unbilled product orders. Such advances are being used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the August 2008 fire (see Note 7). The total of such advances approximated $4,965,000. These advances represent non-interest bearing prepayments and are recognized in revenue at the time of product shipments.

As of January 31, 2010, the total obligation remaining for such advances was approximately $452,000. The remainder will be offset against fiscal year 2011 product shipments with anticipated completion in the fourth quarter of fiscal year 2011.

10. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at January 31, 2010 and 2009 consisted of the following:

	2010	2009
Environmental liability (see Note 15)	$932,000	$629,000
Contract loss provision	273,000	—
Warranty liability	167,000	167,000
Product development programs	—	141,000
Other	245,000	484,000

Accrued expenses and other liabilities	$1,617,000	$1,421,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

Contract Loss Provision

The Company recognized a contract loss provision of $273,000 associated with the outsourcing of the Company’s engineering personnel and resources to a fixed fee research and development project to reach Level A certification for a Stall Warning Transmitter. Total revenues contracted to the project are fixed at $544,000. As of January 31, 2010, the Company estimates total costs of the project approximate $817,000.

Warranty Liability

The Company has established a liability for warranty claims based on historical experience, which has not been significant. The Company’s warranty activity for the years ended January 31, 2010 and 2009 was as follows:

	2010	2009
Beginning balance	$167,000	$197,000
Cost incurred	(70,000)	(118,000)
Provision for warranty cost	70,000	88,000

Ending balance	$167,000	$167,000

Product Development Programs

During fiscal year 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) product development program, a customer-funded program that concluded the majority of its developmental activity during fiscal year 2008 and generated total project revenues of approximately $15,368,000.

Costs and estimated earnings on this contract were as follows:

	2010	2009
Costs incurred to date	$18,437,000	$18,296,000
Estimated losses	(3,165,000)	(3,165,000)

	15,272,000	15,131,000
Less: billings to date	(15,272,000)	(15,272,000)

Billings in excess of costs less estimated losses as of January 31	$—	$141,000

During fiscal year 2010, the Company completed its obligation associated with the JSF product development program by completing and shipping all required prototype instruments. As a result, the Company was released from further obligation associated with the JSF program.

11. Long-term Debt and Revolving Credit Facility

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

Earlysville, Virginia and Clearwater, Florida. The Term Note is collateralized by the Company’s real estate in Earlysville, Virginia. The Notes will mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011.

The interest rate on the revolving credit facility as well as on the Notes is one-month LIBOR (which was 0.23% and 0.42% at January 31, 2010 and 2009, respectively), plus 300 basis points. Total available borrowings on the revolving credit facility at January 31, 2010 and 2009, were $335,000 and $1,726,000, respectively.

The Company’s long-term debt agreements with Wachovia contain certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of both January 31, 2010 and 2009, the Company was not in compliance with the cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia has provided a written waiver of the non-compliance to the Company through June 30, 2010. Consequently, the entire amount of long-term debt is classified as current maturities at both January 31, 2010 and 2009.

The other restrictive covenants, among other things, require the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

On May 14, 2009, the Company entered into three separate unsecured notes payable with three separate private lenders, Bruce J. Stone, Redmond Family Investments, LLLP and Martin L. Schaffel, herein referred to as “the Investors”, each containing a drawdown provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements provide for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 based upon the cash drawdown provision of each of the three unsecured loan agreements. The 200,000 warrants issued to the Investors pursuant to the $800,000 drawdown are exercisable at any time during the period after May 21, 2010 and before the warrant expiration date of April 10, 2015. The Company’s 80,000 common shares issued in connection with the $800,000 cash drawdown were not registered under the Securities Act of 1933 and therefore, are restricted securities as that term is defined in Rule 144 under the Securities Act. The aggregate amount borrowed of $800,000 is payable in full under each of the three notes on or before April 10, 2010. Subsequent to January 31, 2010 the due date of each of the Investors’ loans was extended to April 10, 2011 as part of a loan modification further explained in Note 18.

The warrants and common shares are recorded as a separate component of interest and are being accreted into the loan balance over the term of the loan. For the period ended January 31, 2010, the Company had recognized accretion of $294,000, presented as additional interest expense.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

Long-term debt at January 31, 2010 and 2009 consisted of the following:

	2010	2009
Future Advance Promissory Note	$3,294,000	$3,555,000
Term Promissory Note	1,786,000	1,920,000
Notes payable	688,000	—

	5,768,000	5,475,000
Less: current maturities	(5,768,000)	(5,475,000)

Long-term debt, less current maturities	$—	$—

Interest and accretion expense on long-term debt and revolving credit facility for the years ended January 31, 2010 and 2009 was $602,000 and $433,000, respectively.

12. Stockholders’ Equity

Income (Loss) Per Share

Basic income (loss) per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted income (loss) per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock of 118,000 and 30,000 shares were not included in the computation of diluted loss per share for the year ended January 31, 2010 and 2009, respectively, as the inclusion of the potential common stock would be anti-dilutive.

	Years Ended January 31,
	2010	2009
Weighted average shares outstanding-basic	3,689,914	3,592,094
Dilutive effect of stock options and warrants	215,954	—

Weighted average shares outstanding-diluted	3,905,868	3,592,094

Options to Purchase Stock

In July 2004, the Company adopted the Aerosonic Corporation 2004 Stock Incentive Plan (“2004 SIP”), which authorized the awarding of options to purchase up to a total of 400,000 shares of the Company’s common stock. For option awards, the 2004 SIP provides that the strike price shall not be less than the fair market value of the common stock on the date of grant and that no portion of any option award may be exercised beyond ten years from that date. In addition, no incentive stock option can be granted and exercised beyond five years to a stockholder owning 10% or more of the Company’s outstanding common stock. On July 13, 2009, stockholders approved an amendment to the Aerosonic Corporation 2004 Stock Incentive Plan (the Plan) that extended the duration of the Plan for five years to July 14, 2014 and increased the total number of shares of Aerosonic common stock issuable pursuant to the Plan from 400,000 shares of common stock to 550,000 shares.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

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

On August 26, 2008, the Company issued to its Chief Operating Officer, options to purchase in aggregate 25,000 shares of the Company’s common stock at the common stock’s market price on that date of $2.39. These options vest from one to four years from the date of grant.

On October 1, 2008, the Company issued to certain key employees, options to purchase in aggregate 15,200 shares of the Company’s common stock at the common stock’s market price on these respective dates of $2.25. These options vest from one to two years from the grant date.

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

A summary of the activity related to the Company’s stock options during fiscal year 2010 is presented in the table below:

	Years Ended January 31,
	2010			2009
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)
Beginning options outstanding	168,100	$4.48		47,500	$7.12
Options granted	171,500	$1.56		140,200	$3.86
Options exercised	—	$—		—	$—
Options expired, cancelled or forfeited	(15,000)	$7.25		(19,600)	$6.40

Ending options outstanding	324,600	$2.80	8.65	168,100	$4.48	8.57

Options exercisable at January 31,	59,000	$4.71	7.68	30,000	$7.25	8.30

Stock options vest over a period of two to four years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The weighted average grant date fair value per share of options granted during the years ended January 31, 2010 and 2009, vested and unvested, was $1.13 and $2.74, respectively.

As of January 31, 2010, there was approximately $319,000 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately 1.8 years.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

The Company recorded equity-based compensation expense on its options in accordance with U.S. GAAP of approximately $186,000 and $265,000 for the years ended January 31, 2010 and 2009, respectively, which is included in selling, general and administrative expenses.

There were no options exercised in fiscal years 2010 and 2009.

Restricted Stock Awards

During the year ended January 31, 2006, 6,200 shares restricted stock awards were granted to certain key employees. One-third of the shares awarded vest on each anniversary date of the award, until fully vested. The average market price on the date of grant for awards granted during the year ended January 31, 2006 was $6.70, which resulted in the recording of deferred compensation of approximately $41,000, which is classified as a component of stockholders’ equity. The deferred compensation is being amortized over the vesting period of the stock. As a result, restricted stock compensation charged to expense of approximately $13,000 was recorded for the year ended January 31, 2009 and is included in selling, general and administrative expenses. During fiscal year 2009, the remaining restricted shares vested and consequently, of the 6,200 original restricted stock awards granted, 3,400 common shares were issued in January 2009 at par of approximately $1,000. Due to forfeitures totaling $18,500, total restricted stock compensation charged to expense for the year ended January 31, 2009 was ($3,500).

13. Income Taxes

Income tax (benefit) expense for the years ended January 31, 2010 and 2009 consisted of:

	2010	2009
Current:
Federal	$1,637,000	$—
State	159,000	—

	1,796,000	—

Deferred:
Federal	(1,794,000)	30,000
State	(174,000)	3,000

	(1,968,000)	33,000

Income tax (benefit) expense	$(172,000)	$33,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax expense (benefit) rate for the years ended January 31, 2010 and 2009:

	2010	2009
Federal tax rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3.6	3.1
Valuation allowance	(46.5)	(35.9)
Change in unrecognized tax benefit and related interest	(5.2)	0.1
Intrinsic costs warrants	2.5	—
Stock based compensation	1.5	—
Adjustment of NOL and other deferred tax accounts (primarily fixed assets)	7.1	—
Domestic manufacturing deduction	(1.2)	—
Other - primarily non-deductible expenses	—	(1.9)

Effective tax rate	(4.2)%	(0.6)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2010 and 2009 were as follows:

	2010	2009
Current deferred tax assets:
Accounts receivable	$244,000	$206,000
Inventories	1,086,000	1,036,000
Compensation expense	189,000	536,000
Other	94,000	—

Total current deferred tax assets	1,613,000	1,778,000
Non-current deferred tax assets:
Property, plant and equipment, principally due to differences in depreciation and capitalized interest	128,000	417,000
Building held for sale	124,000	75,000
Research and experimentation and alternative minimum tax credits	392,000	325,000
Stock-based compensation	15,000	13,000
Net operating loss carryforward	1,172,000	2,805,000

Total non-current deferred tax assets	1,831,000	3,635,000

Total deferred tax asset	3,444,000	5,413,000
Less: valuation allowance	—	(1,900,000)

Net deferred tax asset	3,444,000	3,513,000

Non-current deferred tax liabilities:
Identifiable intangibles	168,000	251,000

Net deferred tax asset	$3,276,000	$3,262,000

At January 31, 2009, the Company has a total net operating loss carryforward for U.S. Federal tax purposes of approximately $3,140,000 and research and development and AMT tax credits of $234,000 which expire in various years through 2029.

Realization of the Company’s net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carryforwards. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, that a reserve is not needed at January 31, 2010.

On February 1, 2007, the Company adopted provisions dealing with uncertain tax positions as required by U.S. GAAP. As a result, the Company has recorded a liability for $40,000 and $254,000 at January 31, 2010 and 2009, respectively, of unrecognized tax benefits, inclusive of estimated accrued interest and

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

penalties. At January 31, 2010, accrued interest was $12,000 and accrued penalties were $5,000, for a total of $17,000. At January 31, 2009, accrued interest was $78,000 and accrued penalties were $42,000, for a total of $120,000. If unrecognized tax benefits were to be recognized in a future period it would reduce the statement of operations tax provision, thereby impacting the effective tax rate. The impact of recognition on the income tax provision reflects the amounts for unrecognized tax benefits net of the deferred tax benefit on accrued interest and state income tax items, and reversal of accrued interest and penalties. Interest and penalties related to underpayment of income taxes are classified as a component of income taxes in the consolidated statement of operations.

A reconciliation of the total amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits: February 1, 2009	$254,000
Increases: tax positions taken in prior periods	2,000
Decreases: tax positions taken in prior periods	(34,000)
Lapse of statute of limitations	(182,000)

Unrecognized tax benefits: January 31, 2010	$40,000

With some exceptions on amended tax return for the fiscal 2005, the Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2007.

The Company is not currently under examination by any taxing authority. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

14. Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $8,841,000 and $5,524,000 for the years ended January 31, 2010 and 2009, respectively. Of these amounts, approximately $2,493,000 and $1,163,000 were sales directly to U.S. Government agencies for the years ended January 31, 2010 and 2009, respectively. The remaining amounts represent sales to commercial customers that are for government applications.

Sales to Korea Aerospace Industries represented approximately 15% of total sales for the year ended January 31, 2010. Sales to The Boeing Company represented approximately 14% and 13% of total sales for the years ended January 31, 2010 and 2009, respectively. Included in these amounts are sales of products to the U.S. Government. Foreign sales for the years ended January 31, 2010 and 2009 were approximately $12,766,000 and $5,885,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10 percent of revenue for the years ended January 31, 2010 and 2009.

Accounts receivable at January 31, 2010 included approximately $425,000 and $23,000 due from Korea Aerospace Industries and The Boeing Company, respectively. Accounts receivable at January 31, 2009 included approximately $257,000 due from The Boeing Company. No other customer represented greater than 10 percent of accounts receivable at January 31, 2010 or 2009.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

15. Contingencies and Commitments

Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of January 31, 2010, there were no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $932,000 as of January 31, 2010, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

The Company had recent discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property solicited proposals from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $600,000. Additionally, $107,000 is required to pay an environmental consulting firm to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are $225,000. The Company and the former owner of the property met with the Virginia Department of Environmental Quality (Virginia DEQ) in October 2009 to review the contamination characterization and treatment plans. We are currently in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process and negotiations with the former owner. Costs incurred during the year ended January 31, 2010 totaled $153,000.

After the August 8, 2008 fire at our Florida facility, during a routine investigation by local environmental agencies the Company was cited with violations relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. A remediation effort for these violations had been submitted and subsequently approved by local authorities. The anticipated costs of remediation and associated fines were estimated at a total cost of $100,000 and were included in accrued expenses and other liabilities for the year ended January 31, 2009.

Commitments

Purchase commitments

At January 31, 2010, the Company was committed to future purchases of approximately $3,569,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

Purchase commitments as of January 31, 2010 are as follows:

	Payments Due By Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$3,426,000	$143,000	$—	$—	$3,569,000

Leases

On September 20, 2007, the Company entered into a five year operating lease at a location near Charlottesville, Virginia, which represents the new facility for the support and repair/overhaul employees of Avionics who were retained subsequent to the consolidation of the Earlysville operations into the Clearwater facility. Total rental expense was approximately $181,000 and $187,000 for the years ended January 31, 2010 and 2009, respectively, which is included in cost of sales.

The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2010 are as follows:

For the years ending January 31,	Operating Leases
2011	169,000
2012	175,000
2013	151,000

$495,000

Letter of credit

The Company issued an irrevocable standby letter of credit (“LOC”) in favor of the Ministry of Defense of the Republic of Korea in May 2005 in the amount of $398,000. This LOC provides the South Korean government with financial assurance that the Company will perform in accordance with the offset requirements under its contract to provide IMFPs for South Korea’s T-50 military aircraft. The offset requirements specify that the Company will effect a transfer of technology in accordance with the agreement. Consequently, the Company accrues a liability with each IMFP shipment in anticipation of satisfying the offset requirements of the contract. During fiscal year 2010, the Company completed its responsibility of transferring technology and was released of further liability associated with this obligation. As a result, a liability of $0 and $176,000 is recognized for each of the years ended January 31, 2010 and 2009, respectively. The South Korean government was able to collect under the terms of the LOC only in the event that the Company was in material breach of its contract obligations. The term of this LOC expired in July 2009.

16. Employee Retirement Plan

The Company’s employees are eligible, after completing three months of service, to participate in a 401(k) plan (the “Plan”) sponsored by Aerosonic Corporation. Under the terms of the Plan, employees may contribute up to 15% of their gross earnings subject to IRS limitations. The Company may match up to 100% of the first 3% of employees’ contributions. The Company’s matching contributions to the Plan were $0 and $137,000 for the years ended January 31, 2010 and 2009, respectively and are included in selling, general and administrative expenses. The Company elected to discontinue voluntary matching contributions during the year ended January 31, 2010.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

17. Quarterly Data (Unaudited)

Set forth below are the Company’s quarterly data (unaudited) for the years ended January 31, 2010 and 2009.

	Quarters Ended
	May 1	July 31	October 30	January 31
2010
Revenue	$8,774,000	$8,114,000	$7,537,000	$6,711,000
Gross margin	$3,310,000	$3,163,000	$2,672,000	$2,765,000
Operating income	$1,741,000	$1,004,000	$918,000	$480,000
Net income	$1,375,000	$556,000	$728,000	$1,602,000
Basic earnings per share	$0.38	$0.15	$0.20	$0.43
Diluted earnings per share	$0.38	$0.14	$0.18	$0.40

	May 2	August 1	October 31	January 31
2009
Revenue	$6,651,000	$5,962,000	$2,915,000	$4,923,000
Gross margin	$1,403,000	$2,040,000	$(96,000)	$86,000
Operating loss	$(232,000)	$(255,000)	$(1,852,000)	$(3,433,000)
Net loss	$(236,000)	$(234,000)	$(992,000)	$(3,865,000)
Basic loss per share	$(0.07)	$(0.06)	$(0.28)	$(1.07)
Diluted loss per share	$(0.07)	$(0.06)	$(0.28)	$(1.07)

18. Subsequent Events

On February 4, 2010, the Company settled its claims against its insurance carrier and insurance broker in consideration of payment to the Company of $235,000. The settlement released both defendants from all future claims relating to the fire loss on August 8, 2008 at the Company’s Clearwater, Florida facility.

On February 19, 2010, the Company entered into a First Amendment to Loan Agreement for each of the Loan Agreements with the Investors. The note modifications (a) extended the maturity date of the subordinated notes for a period of one year from April 10, 2010 to April 10, 2011, (b) removed Aerosonic’s obligation to issue shares of its common stock upon each cash drawdown made on or after February 19, 2010, (c) revised the ratio of common shares underlying warrants issuable per each $1.00 of principal amount borrowed from “.25 shares per $1.00 of principal amount” to “.20 shares per $1.00 of principal amount” with respect to cash drawdowns made on or after February 19, 2010 and (d) deleted certain negative covenants relating to the issuance of securities. The warrant modifications (a) extended the expiration date of any warrants issued prior to February 19, 2010 for a period of five years from April 10, 2015 to April 10, 2020, (b) extended the expiration date of any warrants issued on or after February 19, 2010 from April 10, 2015 to the sixth anniversary date of the issuance of the warrant certificate and (c) revised the purchase price for any warrants issued on or after February 19, 2010 from $0.64 per share to a price equal to 50% of the volume weighted average of the selling price of Aerosonic’s common stock on February 12, 2010 and for the 19 trading days prior to February 12, 2010, or $1.98 per share. On that date, the Company borrowed an additional $600,000 from the Investors under the loan agreements entered into on May 14, 2009 and amended on February 19, 2010. The related warrants (120,000 issued to the Investors pursuant to the additional $600,000 loan) are exercisable at any time during the period after February 19, 2011 but before the expiration date of February 19, 2016.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - Continued

On April 30, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with M&I Marshall & Ilsley Bank (“M&I”) with a maximum amount of credit facilities available to us of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit, (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan, and (d) a $700,000 equipment line of credit. The proceeds from the Loan Agreement were used to fully satisfy the outstanding debt and fees with Wachovia Bank of $7,521,830.85 and the remaining cash received and financing available will be used for new product development, working capital and capital expenditure needs.

Repayment of the loan and all obligations to M&I under the Loan Agreement, the Notes and the other Loan Documents are collateralized by the personal property and real property of the Company. Details of loan facility are as follows:

•

The $4,000,000 revolving line of credit has a 364 day term and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit; or (b) the Borrowing Base which includes both accounts receivable and inventory. The interest rate on the revolving line of credit is one month LIBOR plus 300 basis points with a 4% floor. Interest is paid monthly.

•

The $3,500,000 first real estate mortgage loan is evidenced by an Interest Bearing Installment Note with a 3 year term, a 15 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the first real estate mortgage loan were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.

•

The $1,900,000 term loan is evidenced by an Interest Bearing Installment Note with a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the term loan were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. In the event the Company receives any proceeds from the sale of the Virginia property, the Company shall immediately remit such proceeds to M&I and such proceeds shall be applied as a principal payment under the Term Note.

•

The $700,000 equipment line of credit is evidenced by an Equipment Line of Credit Note with a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 325 basis points with a 4% floor. Interest and principal are paid monthly. Proceeds are used to purchase equipment for use in the Company’s business.

The Loan Agreement with M&I contain certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis Total Stockholders’ Equity equal to at least Seven Million Four Hundred Nineteen Thousand and No/100 Dollars ($7,419,000), which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; and (ii) To maintain on a consolidated basis a ratio of Funded Debt to EBITDA not exceeding 3.0:1.0; and (iii) To maintain on a consolidated basis a Fixed Charge Coverage Ratio of at least 1.20:1.0. These three covenant amounts shall be calculated at the end of each quarterly reporting period for which M&I requires financial statements.