Form 10-Q
period 2010-04-30
AEROSONIC CORP /DE/
filed 2010-06-14
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of June 14, 2010, the issuer had 3,735,329 shares of Common Stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430,000	$-
Accounts receivable, net	3,733,000	3,421,000
Inventories, net	7,442,000	7,743,000
Prepaid expenses and other current assets, net	1,392,000	1,035,000
Property held for sale, net	2,062,000	2,062,000
Deferred income taxes	1,433,000	1,613,000
Total current assets	16,492,000	15,874,000
Property, plant and equipment, net	3,236,000	2,917,000
Deferred income taxes	1,831,000	1,831,000
Intangible assets, net	395,000	450,000
Goodwill	366,000	366,000
Other assets, net	31,000	38,000
Total assets	$22,351,000	$21,476,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$2,500,000	$2,165,000
Current maturities of long-term debt	1,703,000	5,768,000
Accounts payable, trade	2,558,000	2,717,000
Customer advances	267,000	452,000
Compensation and benefits	780,000	720,000
Income taxes payable	-	67,000
Accrued sales commissions	86,000	42,000
Accrued expenses and other liabilities	1,593,000	1,617,000
Total current liabilities	9,487,000	13,548,000
Long-term debt	4,368,000	-
Unrecognized tax benefits	40,000	40,000
Deferred income taxes	168,000	168,000
Total liabilities	14,063,000	13,756,000
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,166,096 shares and 4,162,289 shares at April 30, 2010 and January 31, 2010, respectively; outstanding 3,735,329 and 3,731,522 shares at April 30, 2010 and January 31, 2010, respectively.	1,666,000	1,665,000
Additional paid-in capital	6,057,000	5,749,000
Retained earnings	3,728,000	3,469,000
Less treasury stock: 430,767 shares at both April 30, 2010 and January 31, 2010, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	8,288,000	7,720,000
Total liabilities and stockholders' equity	$22,351,000	$21,476,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	April 30, 2010	May 1, 2009

Sales, net	$6,931,000	$8,774,000
Cost of sales	4,777,000	5,714,000
Gross profit	2,154,000	3,060,000
Selling, general and administrative expenses	1,755,000	1,319,000
Operating income	399,000	1,741,000
Other income (expense):
Interest expense, net	(150,000)	(56,000)
Gain from casualty	235,000	500,000
Other expenses	(47,000)	(18,000)
	38,000	426,000
Income before income taxes	437,000	2,167,000
Income tax provision	(178,000)	(792,000)
Net income	$259,000	$1,375,000

Basic earnings per share	$0.07	$0.38
Diluted earnings per share	$0.06	$0.38

Weighted average shares outstanding basic	3,731,564	3,620,343
Weighted average shares outstanding diluted	4,069,483	3,620,343

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	April 30, 2010	May 1, 2009
Cash flows from operating activities:
Net income	$259,000	$1,375,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	69,000	65,000
Amortization	62,000	70,000
Accretion on long-term debt	51,000	-
Provision for bad debts	53,000	-
Provision for obsolete and slow-moving inventory	170,000	-
Stock-based compensation	60,000	48,000
Gain from casualty	(235,000)	(500,000)
Proceeds from insurance	235,000	500,000
Provision for deferred income taxes	180,000	792,000
Changes in assets and liabilities:
Accounts receivable, net	(365,000)	(1,227,000)
Inventories, net	131,000	(568,000)
Prepaid expenses and other current assets, net	(357,000)	(73,000)
Other assets	-	44,000
Accounts payable, trade	(159,000)	184,000
Customer advances	(185,000)	(1,647,000)
Compensation and benefits	60,000	92,000
Income taxes payable	(67,000)	-
Accrued expenses and other liabilities	20,000	225,000
Net cash used in operating activities	(18,000)	(620,000)

Cash flows from investing activities:
Capital expenditures	(388,000)	(419,000)
Net cash used in investing activities	(388,000)	(419,000)

Cash flows from financing activities:
Net increase in revolving credit facility	335,000	1,171,000
Proceeds from issuance of notes payable	600,000	-
Principal payments on long-term debt	(99,000)	(132,000)
Net cash provided by financing activities	836,000	1,039,000

Change in cash and cash equivalents	430,000	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$430,000	$-

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$98,000	$68,000
Income taxes	$67,000	$-
Non-cash financing and other transactions:
Common stock warrants issued	$249,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements

Description of Business

Aerosonic Corporation (“Aerosonic”) and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc. (collectively referred to herein as the “Company”) manufacture and sell aircraft instrumentation including integrated cockpit displays, digital and mechanical standby displays, sensors and probes. Our customers include government and commercial users located worldwide. The Company’s production facilities are located in Florida and Virginia.

Financial Condition and Management’s Plans

On April 30, 2010, the Company refinanced its Wachovia Bank, N.A. (“Wachovia”) debt totaling $7,481,000 with new debt facilities from M&I Marshall & Ilsley Bank (“M&I”) with a maximum credit availability of $10,100,000. On May 1, 2010, the Wachovia debt was settled through the issuance of cash from the M&I facilities. As a result, the Company has presented the current and long-term Wachovia debt on the April 30, 2010 balance sheet in accordance with the repayment terms of the M&I facilities.

Prior to the debt refinancing, and as of January 31, 2010, the Company was not in compliance with certain debt covenants with Wachovia. As a result, the Company’s total debt with Wachovia, which was $7,245,000 at January 31, 2010, was subject to acceleration and was classified as current on the consolidated balance sheet at January 31, 2010. The Company maintained a written waiver from Wachovia through April 30, 2010 relating to its covenant for noncompliance.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the first quarter mean the first quarter ended on the 13th Friday of the fiscal year. For example, references to the first quarter of fiscal year 2011 mean the quarter ended April 30, 2010.

Reclassifications

Certain amounts in the three months ended May 1, 2009 financial statements and balance sheet dated January 31, 2010 have been reclassified to conform to the three months ended April 30, 2010 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of April 30, 2010, the consolidated statements of operations for the three months ended April 30, 2010 and May 1, 2009, and the consolidated statements of cash flows for the three months ended April 30, 2010 and May 1, 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended April 30, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2011. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 3, 2010.

Adoption of New Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended October 30, 2009. The Codification does not change U.S. GAAP and only affects how specific references to U.S. GAAP literature are disclosed in the notes to the Company’s consolidated financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the three months ended April 30, 2010 and May 1, 2009 was as follows:

	Three Months Ended
	April 30, 2010	May 1, 2009
Beginning balance	$653,000	$551,000
Recoveries of amounts provided for	-	(116,000)
Amounts provided for	53,000	-
Ending balance	$706,000	$435,000

3.	Inventories

Inventories at April 30, 2010 and January 31, 2010 consisted of the following:

	April 30, 2010	January 31, 2010
Raw materials	$6,303,000	$6,622,000
Work in process	2,933,000	2,758,000
Finished goods	401,000	388,000
Reserve for obsolete and slow moving inventory	(2,195,000)	(2,025,000)
Inventories, net	$7,442,000	$7,743,000

The reserve for obsolete and slow moving inventory activity for the three months ended April 30, 2010 and May 1, 2009 was as follows:

	Three Months Ended
	April 30, 2010	May 1, 2009
Beginning balance	$2,025,000	$1,795,000
Amounts charged to operations	170,000	-
Ending balance	$2,195,000	$1,795,000

4.	Prepaid Expenses

Included in prepaid expenses and other current assets is $1,263,000 of deferred charges related to several current engineering contracts as of April 30, 2010. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. The deferred charges consist of $942,000 of internal engineering labor, including overhead, and $321,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $218,000.

5.	Intangible Assets and Other Assets

Amortization expense related to intangible assets for the three months ended April 30, 2010 and May 1, 2009 was $55,000, respectively for each period. Amortization expense related to capitalized debt issue costs for the three months ended April 30, 2010 and May 1, 2009 was $7,000, respectively for each period.

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

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 based upon the cash drawdown provision of each of the three unsecured loan agreements. The 200,000 warrants issued to the Investors pursuant to the $800,000 drawdown are exercisable at any time during the period after May 21, 2010 and before the warrant expiration date of April 10, 2015. Aerosonic’s 80,000 common shares issued in connection with the $800,000 cash drawdown were not registered under the Securities Act of 1933 and therefore, are restricted securities as that term is defined in Rule 144 under the Securities Act. The aggregate amount borrowed of $800,000 was payable in full under each of the three notes on or before April 10, 2010.

On February 19, 2010, the Company entered into amendments to each of the three unsecured loan agreements with the Investors. The note modifications (a) extended the maturity date of the subordinated notes for a period of one year from April 10, 2010 to April 10, 2011, (b) removed Aerosonic’s obligation to issue shares of its common stock upon each cash drawdown made on or after February 19, 2010, (c) revised the ratio of common shares underlying warrants issuable per each $1.00 of principal amount borrowed from “.25 shares per $1.00 of principal amount” to “.20 shares per $1.00 of principal amount” with respect to cash draw downs made on or after February 19, 2010 and (d) deleted certain negative covenants relating to the issuance of securities.  The warrant modifications (a) extended the expiration date of any warrants issued prior to February 19, 2010 for a period of five years from April 10, 2015 to April 10, 2020, (b) extended the expiration date of any warrants issued on or after February 19, 2010 from April 10, 2015 to the sixth anniversary date of the issuance of the warrant certificate and (c) revised the purchase price for any warrants issued on or after February 19, 2010 from $0.64 per share to a price equal to 50% of the volume weighted average of the selling price of Aerosonic’s common stock on February 12, 2010 and for the 19 trading days prior to February 12, 2010, or $1.98 per share.  On that date, the Company borrowed an additional $600,000 from the Investors under the three unsecured loan agreements entered into on May 14, 2009 and amended on February 19, 2010.  The related warrants (120,000 issued to the Investors pursuant to the additional $600,000 loan) are exercisable at any time during the period after February 19, 2011 but before the expiration date of February 19, 2016.

The warrants and common shares are recorded as a separate component of interest and are being accreted into the loan balance over the term of the loan. For the period ended April 30, 2010, the Company had recognized accretion of $51,000, presented as additional interest expense.

7.	Customer Advances

From September 2008 through January 2009, the Company received advances totaling approximately $4,965,000 from certain customers for unbilled product orders. Such advances were used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the business interruption caused by the August 2008 fire at our Florida facility. These advances represent non-interest bearing prepayments and have been offset against the resulting accounts receivable at the time of product shipments. Remaining advances from customers total approximately $267,000 at April 30, 2010.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of April 30, 2010 and January 31, 2010 consisted of the following:

	April 30, 2010	January 31, 2010
Environmental liability	$921,000	$932,000
Contract loss provision	273,000	273,000
Warranty liability	167,000	167,000
Other	232,000	245,000
Accrued expenses and other liabilities	$1,593,000	$1,617,000

9.	Long-Term Debt and Notes Payable and Revolving Credit Facility

On April 30, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with M&I with a maximum amount of credit facilities available to us of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan (the “Real Estate Mortgage Note”), (c) a $1,900,000 term loan (the “Equipment Term Note” and together with the Real Estate Mortgage Note, the “Bank Notes”), and (d) a $700,000 equipment line of credit (the “Equipment Credit Line Note” and together with the Revolving Credit Line Note, the “Credit Line Notes”). The proceeds from the Loan Agreement were used to fully satisfy the outstanding debt and fees with Wachovia of $7,521,830. The remaining cash received and financing available under the Loan Agreement will be used for new product development, working capital and capital expenditure needs.

Repayment of the loans and all obligations to M&I under the Loan Agreement, the Bank Notes and Credit Line Notes are collateralized by the personal property and real property of the Company. Details of loan facilities are as follows:

•
The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, has a 364 day term and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) the Borrowing Base, which is the sum of (i) up to eighty percent (80%) of the aggregate amount of Eligible Accounts, which is represented by all of the Company’s accounts, which contain selling terms and conditions acceptable to M&I; plus (ii) eighty percent (80%) of the aggregate amount of Finished Goods Inventory, which is represented, at any time, by all of the Company’s inventory, except: (a) inventory which is not subject to a perfected first priority security interest in favor of M&I and not otherwise free and clear of all other liens; (b) inventory which M&I, in its sole discretion, deems to be obsolete, unsalable, damaged, defective or unfit for further processing; (c) work in progress; (d) inventory stored offsite for which M&I cannot obtain a landlord waiver or which is not insured by the Company; and (e) inventory in transit from vendor/supplier if such inventory is uninsured; plus (iii) fifty percent (50%) of the aggregate amount of Raw Materials Inventory, which is represented by materials used to assemble inventory, including purchased and manufactured components and subassemblies, with the aggregate total inventory of (ii) and (iii) not to exceed $1,500,000. The interest rate on the Revolving Credit Line Note is one month LIBOR plus 300 basis points with a 4% floor. Interest is paid monthly.

•
The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a 3 year term, a 15 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.

•
The Equipment Term Note, which supports a $1,900,000 term loan, has a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs.  In the event the Company receives any proceeds from the sale of the Earlysville, Virginia property, the Company shall immediately remit such proceeds to M&I and such proceeds shall be applied as a principal payment under the Equipment Term Note.

•
The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 325 basis points with a 4% floor. Interest and principal are paid monthly. Proceeds are used to purchase equipment for use in the Company’s business.

The Loan Agreement with M&I contains certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis, Total Stockholders’ Equity, defined as the value of total assets less total liabilities, equal to at least $7,419,000, which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; (ii) on a consolidated basis, a ratio of Funded Debt, defined as all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term debt, less the non-current portion of Subordinated Liabilities, defined as liabilities subordinated to the Company’s obligations to M&I in a manner acceptable to M&I in its sole discretion, to EBITDA not exceeding 3.0:1.0; and (iii) on a consolidated basis, a Fixed Charge Coverage Ratio, defined as the ratio of (a) the sum of EBITDA plus lease expense and rent expense, minus income tax, minus dividends, withdrawals, and other distributions, to (b) the sum of cash interest expense, lease expense, rent expense, scheduled principal amortization actually paid to M&I during the measuring period (excluding any principal payments under the Revolving Credit Line Note and the Investors’ notes payable), and scheduled payments on capitalized lease obligations during the measuring period, of at least 1.20:1.0. These three covenant amounts shall be calculated at the end of each quarterly reporting period for which M&I will require financial statements.

Prior to the refinancing with M&I on April 30, 2010, the Company’s credit facilities were with Wachovia. In fiscal year 2008, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). Additionally, the Company’s revolving credit facility of $2,500,000 was continued under the original terms of the revolving promissory note. The Future Advance Note was collateralized by the Company’s real estate in Clearwater, Florida. The revolving credit facility was collateralized by the Company’s assets, with the exception of the Company’s real estate located in Earlysville, Virginia and Clearwater, Florida. The Term Note was collateralized by the Company’s real estate in Earlysville, Virginia. The Notes were scheduled to mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011.

The interest rate on the Wachovia revolving credit facility, as well as on the Notes was one-month LIBOR (which was 0.25% and 0.23% at April 30, 2010 and January 31, 2010, respectively), plus 300 basis points. Available borrowings on the revolving credit facility at April 30, 2010 and January 31, 2010, including amounts borrowed as of those dates, were $0 and $335,000, respectively.

The Company’s long-term debt agreements with Wachovia contained certain financial and other restrictive covenants, including the requirement to maintain: (i) at all times, a ratio of total liabilities to tangible net worth that does not exceed 1.30 to 1.00; and (ii) at the end of each fiscal quarter, a cash flow coverage ratio (with regard to the debt service) of at least 1.25 to 1.00.

As of January 31, 2010, the Company was not in compliance with Wachovia’s cash flow coverage ratio covenant and the total liability to tangible net worth covenant. Wachovia provided a written waiver of the non-compliance to the Company through April 30, 2010. Consequently, the entire amount of long-term debt was classified as current maturities at January 31, 2010.

Wachovia’s other restrictive covenants, among other things, required the Company to obtain consent from the lender prior to making a material change of management, guarantee or otherwise become responsible for obligations of any other person or entity or assuming or becoming liable for any debt, contingent or direct, in excess of $100,000.

Due to the fact that the refinancing of the Wachovia debt occurred on April 30, 2010 and the settlement occurred on May 1, 2010, the Company is presenting its unsettled Wachovia debt balances at April 30, 2010 in accordance with the repayment terms of the M&I facilities. Long-term debt and notes payable at April 30, 2010 and January 31, 2010 consisted of the following:

	April 30, 2010	January 31, 2010
Future Advance Promissory Note	$3,228,000	$3,294,000
Term Promissory Note	1,753,000	1,786,000
Notes payable	1,090,000	688,000
	6,071,000	5,768,000
Less: current maturities	(1,703,000)	(5,768,000)
Long-term debt, less current maturities	$4,368,000	$-

Interest expense on long-term debt, notes payable and the revolving credit facility for the three months ended April 30, 2010 and May 1, 2009 was $150,000 and $56,000, respectively. Included in interest expense, net is accretion of discount on short-term notes of $51,000 and $0 for the three months ended April 30, 2010 and May 1, 2009, respectively.

10.	Stockholders’ Equity

Earnings Per Share

Basic earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Some potential common stock shares resulting from stock options were not included in the computation of diluted earnings per share for the three months ended April 30, 2010 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three months ended April 30, 2010, were accounted for using the treasury stock method.

11.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of April 30, 2010, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $921,000 as of April 30, 2010, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred totaled $11,000 and $0 for the three months ended April 30, 2010 and May 1, 2009, respectively.

Over the past 12 months, the company has been engaged in discussions with the former owner of the property to determine responsibility for contamination on the site. During that time, Aerosonic and the prior owners have solicited proposals from highly qualified environmental consulting firms and received proposals from which management estimates the cost of contamination treatment to be approximately $597,000. Additionally, $107,000 is required to pay an environmental consulting firm to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are $217,000. The Company and the former owner of the property met with the Virginia Department of Environmental Quality (Virginia DEQ) in October 2009 to review the contamination characterization and treatment plans.

Based on the status of discussions with the prior owner and the needs of the business, Aerosonic has made the decision to move forward with the final characterization of the site as well as the resulting treatment actions required under the Voluntary Remediation Program (VRP) program administered by the Virginia DEQ. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process.

After the August 8, 2008 fire at our Florida facility, during a routine investigation by the Florida Department of Environmental Protection (“Florida DEP”), the Company was cited with violations, and potential civil penalties estimated at $100,000, relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. The Company’s remediation plan, to avoid future violations and the payment of the above civil penalties, was submitted and subsequently approved by the Florida DEP. During the three months ended April 30, 2010, the Company completed the construction of a materials handling building at a cost of $116,000. Subsequent to April 30, 2010, the Company received a release of said violations and civil penalties from the Florida DEP.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010. Total rent expense under the facility lease near Earlysville, Virginia for the three months ended April 30, 2010 and May 1, 2009, was $28,000 and $42,000, respectively, which are both included in cost of sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Explanatory Note

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Aerosonic Corporation with a business overview followed by the "Results of Operations." We then provide an analysis of cash flows under "Liquidity and Capital Resources” as well as a discussion on working capital and capital expenditures. This is followed by a discussion of the critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and in the discussion provided within the MD&A. This MD&A should be read in  conjunction with our unaudited Consolidated Financial Statements, the notes thereto, the other unaudited financial data included  elsewhere in this Quarterly Report on Form 10-Q and our 2010 Annual Report on Form 10-K filed with the SEC on May 3, 2010.

Overview

We are an aerospace industry leader in the design and manufacturing of aircraft instrumentation. These products are used for both primary flight data as well as standby redundant instrumentation in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package from air data to display and backup instrumentation thus reducing the number of suppliers required on the aircraft. The Company’s unique capabilities in air data products continue to expand with the development of a flush port air data system for the Dassault Aviation nEUROn Unmanned Combat Air Vehicle (UCAV) (through Alenia Aeronautica, a Finmeccanica Company) and Level A certification for the Stall Warning Transmitter (SWT) for Hawker Beechcraft Corporation’s Premier II aircraft.

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

In conjunction with our development and production activities, Aerosonic has developed expertise in the build, test and validation of critical test equipment including ESS chambers and wind tunnels. Aerosonic is expanding that knowledge to offer customers the ability to order turnkey solutions for their test needs.

The trend in the aerospace industry continues toward digital cockpits as the aerospace industry moves away from mechanical cockpit instrumentation that was our foundation. During the first quarter of fiscal year 2011, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We have maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. We plan to position ourselves such that we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

We also have significant business tied to military programs. As a consequence, our business can fluctuate depending on government spending on military programs for which we supply our products. While we have been successful in obtaining contracts to supply military needs in recent years, changes in government spending could have a favorable or unfavorable impact on our future military business. While we cannot fully predict the outcome of the U.S. government’s budget process, we expect that the majority of the military programs we supply will be sustained at current or near current levels.

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

Three months ended April 30, 2010 and May 1, 2009:

Net sales for the first quarter of fiscal year 2011 decreased $1,843,000, or 21%, to $6,931,000 when compared to $8,774,000 for the first quarter of fiscal year 2010. During the first quarter of fiscal year 2011, the sales volume decreased from the prior year, mainly in transmitter products, offset by increased sales volume of mechanical instruments, primarily altimeters, resulting in a net decrease of $1.8 million. The net sales in the first quarter of the prior fiscal year was favorably impacted by increased production and shipments as our operations recovered from the fire in August 2008 and as we worked through delivery of past due backlog.

Cost of sales for the first quarter of fiscal year 2011 decreased $937,000, or 16%, to $4,777,000 when compared to $5,714,000 for the first quarter of fiscal year 2010 as a result of the lower sales volume. Gross profit for the first quarter of fiscal year 2011 was 31.1% versus 34.9% for the first quarter of fiscal year 2010. The three month comparative decrease in gross profit, as a percent of sales, reflects the higher production in the transmitter product line in the first quarter of fiscal year 2010 which historically provides higher gross profits. Future improvement to gross profit will require improving controls over the manufacturing process, planning inventory purchases and movement carefully and reducing costs and inefficiencies in our operations through better resource management and improved accountability. We are engaged in a number of initiatives focused on continuously improving operational efficiency and effectiveness across our product lines. These initiatives are complemented by a marketing and sales strategy that addresses the highly competitive environment.

Selling, general and administrative expenses for the first quarter of fiscal year 2011 was $1,755,000 and was an increase of approximately $436,000 over the first quarter of fiscal 2010 at $1,319,000. The increase was primarily due to an increase of approximately $271,000 in internally funded research and development (IR&D) costs. Our investment in IR&D was immaterial during the first quarter of fiscal 2010 when our engineering resources were focused on the operational recovery from August 2008 fire. In addition, our selling costs increased approximately $152,000 primarily due to increased commission expense and other business development costs.

We had operating income during the first quarter of fiscal 2011 of $399,000 compared to $1,741,000 in the prior year’s first quarter, a decrease of $1,342,000. This decrease is primarily attributable to (a) the comparatively lower net sales, (b) the product mix, and (c) spending on internally funded research and development costs.

Interest expense, net, increased $94,000 for the first quarter of fiscal year 2011 when compared to the first quarter of fiscal year 2010 primarily as a result of interest relating to the $1,400,000 Investors notes payable. The current year quarter included a gain from casualty of $235,000 relating to the final settlement agreement with our insurance carrier and broker, while the prior year results included a gain from casualty of $500,000 representing amounts received from insurance as a result of business interruption caused by the August 8, 2008 fire.

Income before income taxes was approximately $437,000 in the first quarter of fiscal year 2011 versus $2,167,000 in the first quarter of fiscal year 2010. The provision for income taxes was $178,000 representing an effective income tax rate of approximately 41% compared to an effective income tax rate of 37% last year. The current quarter rate is higher than the statutory rate of approximately 37% primarily due to the permanent tax difference relating to the accretion expense associated with the Investors notes payable. For the quarter ended April 30, 2010, net income was approximately $259,000 or $0.07 basic and $0.06 diluted earnings per share, versus net income of approximately $1,375,000, or $0.38 basic and diluted earnings per share for the quarter ended May 1, 2009.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our new M&I facilities will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our short and long-term debt as it matures.

Cash used in operating activities was $18,000 and $620,000 for the three months ended April 30, 2010 and May 1, 2009, respectively. This reduction in cash usage was attributable, in part, to a $1,462,000 reduction in the Company’s repayment of customer cash advances for prospective shipment of Company products. The cash advances were made to the Company subsequent to the August 2008 fire for the purpose of supporting our loss recovery efforts. In addition, improved collection of customer accounts and better management of inventory resulted in additional favorable cash flow variances when compared to the same period of the prior year. The unfavorable cash flow impacts for the three months ended April 30, 2010 when compared to the three months ended May 1, 2009 stem from less net income, and a reduced favorable cash flow adjustment of the related income tax provision.  Finally, increased payments to vendors, comparing year over year, created further unfavorable variances.

Cash used in investing activities was $388,000 for the three months ended April 30, 2010, compared to cash used in investing activities of $419,000 for the three months ended May 1, 2009. In both quarters, the cash used was attributable to the purchase of new, as well as the internal development of, production and testing equipment, most of which was destroyed in the August 2008 fire.

Cash provided by financing activities was $836,000 for the three months ended April 30, 2010, compared to cash provided by financing activities of $1,039,000 for the three months ended May 1, 2009. The favorable variance in cash usage for the three months ended April 30, 2010 was due to the limited available balance of the line of credit.  The impact of the line of credit limitation was minimized by proceeds from the second cash drawdown of the Investors notes payable of $600,000.

Working Capital and Capital Expenditures

Our working capital at April 30, 2010 was $7,005,000 compared to $2,326,000 at January 31, 2010, an increase of $4,679,000. The increase in working capital during the three months ended April 30, 2010 related primarily to the reclassification of debt from current to noncurrent, sourced by the April 30, 2010 debt refinancing with M&I which accounted for $4,065,000 of the increase. As part of the debt refinancing, the remaining available cash from the Wachovia line of credit was drawn down by the Company on April 30, 2010, incurring additional current debt, however, accounting for a net $95,000 of the working capital increase. Additional increases in working capital were created by an increase to deferred charges of $398,000 related to ongoing engineering contract costs, an increase to accounts receivable of $312,000 which was derived from strong quarter-end sales and a decrease to accounts payable of $159,000, a by-product of the Company’s effort to improve vendor credit terms. The primary decrease to working capital is a reduction of inventory of $301,000, a result of the Company’s improved management of inventory.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited consolidated financial statements, which have been prepared in accordance with accounting U.S. GAAP. The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified previously under “Results of Operations” and “Liquidity and Capital Resources”. Such differences could be material.

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

Occasionally, the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, generally, the Company will recognize revenue when the contract delineates specific and measureable contract performance, attaches a specific value to the deliverable and accomplishment of the deliverable is recognized by the customer. When there is no milestone or other interim payments, revenue is generally recognized at completion.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $921,000. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three months ended April 30, 2010 and May 1, 2009, totaled $11,000 and $0, respectively.

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

Income Taxes

Aerosonic and its includable subsidiaries file a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended.

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

Stock-Based Compensation

U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards. U.S. GAAP requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. Although the terms of the Company’s share-based plans do not accelerate vesting upon retirement, or the attainment of retirement eligibility, the requisite service period subsequent to attaining such eligibility is considered nonsubstantive. Accordingly, the Company recognizes compensation expense related to share-based awards over the shorter of the requisite service period or the period to attainment of retirement eligibility. U.S. GAAP also requires an estimation of future forfeitures of share-based awards to be incorporated into the determination of compensation expense when recognizing expense over the requisite service period.

During the three months ended April 30, 2010 and May 1, 2009, the Company recorded approximately $45,000 and $48,000, respectively, of stock-based compensation expenses.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During the three months ended April 30, 2010, the Company recorded directors’ fee expense of $15,000.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements except as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010.

Adoption of New Accounting Pronouncements

In July 2009, the FASB issued the Codification. The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. The Codification changes the referencing and organization of accounting guidance and is effective for the Company beginning the quarter ended October 30, 2009. The Codification does not change U.S. GAAP and only affects how specific references to U.S. GAAP literature are disclosed in the notes to the Company’s consolidated financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our existing credit facilities which require the payment of interest at variable rates equal to one-month LIBOR plus 300 to 340 basis points, with a minimum rate of 4%. We therefore are exposed to market risk from changes in interest rates on certain of our funded debt. Any increase in these rates could adversely affect our interest expense. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balance on our credit facilities with M&I, applied to the Wachovia balance as of April 30, 2010, a 1% increase in interest rates would cost us approximately $28,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of April 30, 2010. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness as of January 31, 2010, described within the 2010 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of April 30, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules and accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Given the identification of the above material weakness, we are continuing on a course of action that we anticipate will remediate the material weakness. Management completed a standard cost accounting analysis and developed a plan of actions deemed necessary to provide reasonable assurance that controls are adequate to detect or prevent a material misstatement in our financial statements in a timely manner. Implementation of remediation actions is progressing as planned and will continue through fiscal year 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in certain claims and legal actions arising in the ordinary course of business. On February 4, 2010, the Company settled its claims against its insurance carrier and insurance broker in consideration of payment to the Company of $235,000. The settlement released both defendants from all future claims relating to the fire loss on August 8, 2008 at the Company’s Clearwater, Florida facility. In the opinion of management, at this time, there are no other claims or legal actions that will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended January 31, 2010 have not materially changed.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1
Loan Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.2
$4,000,000 Revolving Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.3
$3,500,000 Real Estate Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.4
$1,900,000 Equipment Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.5
$700,000 Equipment Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.6
Security Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.7
Mortgage, Security Agreement and Assignment of Rents dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.8
Collateral Assignment of Rents dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.9
Guaranty Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

10.10
Security Agreement dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K, filed on May 3, 2010.

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2010

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: June 14, 2010

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer