Form 10-Q
period 2010-07-30
AEROSONIC CORP /DE/
filed 2010-09-13
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2010

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

As of September 13, 2010, the issuer had 3,743,189 shares of Common Stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 30,	January 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,000	$-
Accounts receivable, net	4,113,000	3,421,000
Inventories, net	7,535,000	7,743,000
Prepaid expenses and other current assets, net	1,232,000	1,035,000
Property held for sale, net	2,062,000	2,062,000
Deferred income taxes	1,413,000	1,613,000
Total current assets	16,429,000	15,874,000
Property, plant and equipment, net	3,446,000	2,917,000
Deferred income taxes	1,833,000	1,831,000
Intangible assets, net	340,000	450,000
Goodwill	366,000	366,000
Other assets, net	104,000	38,000
Total assets	$22,518,000	$21,476,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,057,000	$2,165,000
Current maturities of long-term debt	1,776,000	5,768,000
Accounts payable, trade	1,775,000	2,717,000
Customer advances	101,000	452,000
Compensation and benefits	595,000	720,000
Income taxes payable	-	67,000
Accrued sales commissions	149,000	42,000
Accrued expenses and other liabilities	1,821,000	1,617,000
Total current liabilities	9,274,000	13,548,000
Long-term debt	4,684,000	-
Unrecognized tax benefits	40,000	40,000
Deferred income taxes	168,000	168,000
Total liabilities	14,166,000	13,756,000
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,166,096 shares and 4,162,289 shares at July 30, 2010 and January 31, 2010, respectively; outstanding 3,735,329 and 3,731,522 shares at July 30, 2010 and January 31, 2010, respectively.	1,666,000	1,665,000
Additional paid-in capital	6,103,000	5,749,000
Retained earnings	3,746,000	3,469,000
Less treasury stock: 430,767 shares at both July 30, 2010 and January 31, 2010, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	8,352,000	7,720,000
Total liabilities and stockholders' equity	$22,518,000	$21,476,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009

Sales, net	$6,813,000	$8,114,000	$13,744,000	$16,888,000
Cost of sales	4,714,000	4,951,000	9,491,000	10,415,000
Gross profit	2,099,000	3,163,000	4,253,000	6,473,000
Selling, general and administrative expenses	1,819,000	2,159,000	3,574,000	3,738,000
Operating income	280,000	1,004,000	679,000	2,735,000
Other income (expense):
Interest expense, net	(211,000)	(151,000)	(361,000)	(207,000)
Gain from casualty	-	50,000	235,000	550,000
Other income (expense)	-	1,000	(47,000)	(7,000)
Loss on extinguishment of debt	(31,000)	-	(31,000)	-
	(242,000)	(100,000)	(204,000)	336,000
Income before income taxes	38,000	904,000	475,000	3,071,000
Income tax provision	(20,000)	(348,000)	(198,000)	(1,140,000)
Net income	$18,000	$556,000	$277,000	$1,931,000

Basic earnings per share	$0.00	$0.15	$0.07	$0.53
Diluted earnings per share	$0.00	$0.14	$0.07	$0.51

Weighted average shares outstanding basic	3,735,329	3,683,033	3,733,447	3,651,861
Weighted average shares outstanding diluted	4,059,410	3,932,205	4,065,823	3,779,280

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	July 30, 2010	July 31, 2009
Cash flows from operating activities:
Net income	$277,000	$1,931,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	143,000	139,000
Amortization	122,000	123,000
Accretion on long-term debt	124,000	67,000
Loss on early extinguishment of debt	31,000	-
Recovery of previously written off bad debt	(71,000)	-
Provision for obsolete and slow-moving inventory	192,000	-
Stock-based compensation	106,000	122,000
Gain from casualty	(235,000)	(550,000)
Proceeds from insurance	235,000	550,000
Provision for deferred income taxes	198,000	1,140,000
Changes in assets and liabilities:
Accounts receivable, net	(621,000)	(1,496,000)
Inventories, net	16,000	(381,000)
Prepaid expenses and other current assets, net	(197,000)	(179,000)
Other assets	(109,000)	226,000
Accounts payable, trade	(942,000)	(587,000)
Customer advances	(351,000)	(2,343,000)
Compensation and benefits	(125,000)	68,000
Income taxes payable	(67,000)	-
Accrued expenses and other liabilities	311,000	(174,000)
Net cash used in operating activities	(963,000)	(1,344,000)

Cash flows from investing activities:
Capital expenditures	(672,000)	(761,000)
Net cash used in investing activities	(672,000)	(761,000)

Cash flows from financing activities:
Net increase in revolving credit facility	892,000	1,503,000
Proceeds from issuance of notes payable	600,000	800,000
Principal payments on long-term debt	(5,195,000)	(198,000)
Proceeds from refinancing of long-term debt	5,412,000	-
Net cash provided by financing activities	1,709,000	2,105,000

Change in cash and cash equivalents	74,000	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$74,000	$-

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$222,000	$116,000
Income taxes	$67,000	$-
Non-cash financing and other transactions:
Common stock issued	$-	$123,000
Common stock warrants issued	$249,000	$283,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements

Description of Business

Aerosonic Corporation (“Aerosonic”) and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc. (collectively referred to herein as the “Company”) manufacture and sell aircraft instrumentation and sensors systems including integrated cockpit displays, digital and mechanical standby displays, sensors and probes. Our customers include government and commercial users located worldwide. The Company’s production facilities are located in Florida and Virginia.

Financial Condition and Management’s Plans

On April 30, 2010, the Company refinanced its Wachovia Bank, N.A. (“Wachovia”) debt totaling $7,481,000 with new debt facilities from M&I Marshall & Ilsley Bank (“M&I”) with a maximum credit availability of $10,100,000. On May 1, 2010, the Wachovia debt was repaid with proceeds available under the M&I facilities. Accordingly, the Company has presented its current and long-term debt on the July 30, 2010 balance sheet in accordance with the repayment terms of the M&I facilities.  As of July 30, 2010, the Company was in compliance with all of M&I’s financial and other restrictive covenants.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the second quarter mean the second quarter ended on the 26th Friday of the fiscal year. For example, references to the second quarter of fiscal year 2011 mean the quarter ended July 30, 2010.

Reclassifications

Certain amounts in the three and six months ended July 31, 2009 financial statements and balance sheet dated January 31, 2010 have been reclassified to conform to the three and six months ended July 30, 2010 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of July 30, 2010, the consolidated statements of operations for the three and six months ended July 30, 2010 and July 31, 2009, and the consolidated statements of cash flows for the six months ended July 30, 2010 and July 31, 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three months ended July 30, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2011. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 3, 2010.

Adoption of New Accounting Pronouncements

In April 2010, the FASB issued new authoritative guidance surrounding revenue recognition, specifically addressing the criteria for recognizing revenue tied to research and development efforts. The guidance adds the milestone method to the list of acceptable methods of revenue recognition when accounting for multiple element arrangements within research and development efforts. The guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, unless early adoption is elected. The Company adopted the guidance beginning the quarter ended July 30, 2010, which required retrospective application from the beginning of the fiscal year. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Milestone method of revenue recognition

The Company has been engaged by three separate customers for the design and development of prototypical hardware components or software programs. All three contracts are short term in nature and not expected to extend beyond twelve months. Each contract provides for interim payments upon achievement of specifically defined milestones, consisting of the delivery of hardware, software or documentation.

The Company has deemed all milestone payments within each contract to be either substantive or non-substantive. That conclusion was determined based upon a thorough review of each contract and the Company’s deliverables committed to in each such contract. For substantive milestones, the Company has concluded that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. During the three and six months ended July 30, 2010, revenue recognized through the achievement of two milestones, relating to one of the three contracts, both during the quarter ended July 30, 2010, amounted to $108,000, respectively.

	Milestone	Milestone
	consideration	recognition
Milestone 1 (non-substantive)	218,000	-
Milestone 2	32,000	53,000
Milestone 3	33,000	55,000
Milestone 4	65,000	108,000
Milestone 5	65,000	108,000
Milestone 6	65,000	108,000
Milestone 7	66,000	112,000
	544,000	544,000
This table excludes two research and development contracts for which milestone revenue has not yet been recognized.

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the six months ended July 30, 2010 and July 31, 2009 was as follows:

	Six Months Ended
	July 30, 2010	July 31, 2009
Beginning balance	$653,000	$551,000
Recoveries of amounts provided for	(71,000)	(116,000)
Ending balance	$582,000	$435,000

3.	Inventories

Inventories at July 30, 2010 and January 31, 2010 consisted of the following:
	July 30, 2010	January 31, 2010
Raw materials	$6,376,000	$6,622,000
Work in process	2,944,000	2,758,000
Finished goods	432,000	388,000
Reserve for obsolete and slow moving inventory	(2,217,000)	(2,025,000)
Inventories, net	$7,535,000	$7,743,000

The reserve for obsolete and slow moving inventory activity for the six months ended July 30, 2010 and July 31, 2009 was as follows:
		Six Months Ended
	July 30, 2010	July 31, 2009
Beginning balance	$2,025,000	$1,795,000
Amounts charged to operations	192,000	-
Ending balance	$2,217,000	$1,795,000

4.	Prepaid Expenses

Included in, and making up the majority of, prepaid expenses and other current assets is $958,000 of deferred charges related to several current engineering contracts as of July 30, 2010. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. The deferred charges consist of $1,004,000 of internal engineering labor, including overhead, and $327,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $373,000. Included in accrued expenses and other liabilities are $559,000 and $273,000 of accrued contract losses at July 30, 2010 and January 31, 2010.

5.	Intangible Assets and Other Assets

Amortization expense related to intangible assets for the three and six months ended July 30, 2010 was $55,000 and $110,000, respectively. Amortization expense related to capitalized debt issue costs for the three and six months ended July 30, 2010 was $5,000 and $12,000, respectively.  Unamortized debt issue costs in the amount of $31,000, related to the extinguished Wachovia debt, was expensed in the quarter ended July 30, 2010.  Debt issue costs in the amount of $109,000, related to the M&I debt, was capitalized and is being amortized over the three-year term of the debt.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses.

6.	Short-Term Notes

On May 14, 2009, the Company entered into three separate unsecured notes payable, herein referred to as “Notes Payable”, with three separate private lenders, Bruce J. Stone, Redmond Family Investments, LLLP and Martin L. Schaffel, herein referred to as “the Investors”, each containing a drawdown provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements provide for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

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

The warrants and common shares are recorded as a separate component of interest and are being accreted into the loan balance over the term of the loan. For the three and six months ended July 30, 2010, the Company had recognized accretion of $73,000 and $124,000, respectively, presented as additional interest expense.

7.	Customer Advances

From September 2008 through January 2009, the Company received advances totaling approximately $4,965,000 from certain customers for unbilled product orders. Such advances were used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the business interruption caused by the August 2008 fire at our Florida facility. These advances represent non-interest bearing prepayments and have been offset against the resulting accounts receivable at the time of product shipments. Remaining advances from customers total approximately $101,000 at July 30, 2010.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of July 30, 2010 and January 31, 2010 consisted of the following:

	July 30, 2010	January 31, 2010
Environmental liability	$912,000	$932,000
Contract loss provision	559,000	273,000
Warranty liability	119,000	167,000
Other	231,000	245,000
Accrued expenses and other liabilities	$1,821,000	$1,617,000

9.	Long-Term Debt and Notes Payable and Revolving Credit Facility

On April 30, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with M&I with a maximum amount of credit facilities available to us of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan (the “Real Estate Mortgage Note”), (c) a $1,900,000 term loan (the “Equipment Term Note” and together with the Real Estate Mortgage Note, the “Bank Notes”), and (d) a $700,000 equipment line of credit (the “Equipment Credit Line Note” and together with the Revolving Credit Line Note, the “Credit Line Notes”). The proceeds from the M&I facilities were used, in part, to fully satisfy the outstanding debt and fees with Wachovia of $7,521,830. The available funds received and financing available under the Loan Agreement will be used for new product development, working capital and capital expenditure needs.

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

The Loan Agreement with M&I contains certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis, Total Stockholders’ Equity, defined as the value of total assets less total liabilities, equal to at least $7,419,000, which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; (ii) on a consolidated basis, a ratio of Funded Debt, defined as all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term debt, less the non-current portion of Subordinated Liabilities, defined as liabilities subordinated to the Company’s obligations to M&I in a manner acceptable to M&I in its sole discretion, to EBITDA not exceeding 3.0:1.0; and (iii) on a consolidated basis, a Fixed Charge Coverage Ratio, defined as the ratio of (a) the sum of EBITDA plus lease expense and rent expense, minus income tax, minus dividends, withdrawals, and other distributions, to (b) the sum of cash interest expense, lease expense, rent expense, scheduled principal amortization actually paid to M&I during the measuring period (excluding any principal payments under the Revolving Credit Line Note and the Investors’ Notes Payable), and scheduled payments on capitalized lease obligations during the measuring period, of at least 1.20:1.0. These three covenant amounts shall be calculated at the end of each quarterly reporting period for which M&I will require financial statements.  As of July 30, 2010 the Company was in compliance with all of M&I’s financial and other restrictive covenants.

Prior to the refinancing with M&I on April 30, 2010, the Company’s credit facilities were with Wachovia. In fiscal year 2008, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). Additionally, the Company’s revolving credit facility of $2,500,000 was continued under the original terms of the revolving promissory note. The Future Advance Note was collateralized by the Company’s real estate in Clearwater, Florida. The revolving credit facility was collateralized by the Company’s assets, with the exception of the Company’s real estate located in Earlysville, Virginia and Clearwater, Florida. The Term Note was collateralized by the Company’s real estate in Earlysville, Virginia. The Notes were scheduled to mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011. The interest rate on the Wachovia revolving credit facility, as well as on the Notes was one-month LIBOR (which was 0.25% and 0.23% at April 30, 2010, the date of refinancing, and January 31, 2010, respectively), plus 300 basis points.

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

The interest rate on the M&I Revolving Credit Line Note was one-month LIBOR (which was 0.31% at July 30, 2010), plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at July 30, 2010 were $943,000.

Long-term debt and notes payable at July 30, 2010 and January 31, 2010 consisted of the following:

	July 30, 2010	January 31, 2010
Future Advance Note	$-	$3,294,000
Term Note	-	1,786,000
Real Estate Mortgage Note	3,461,000	-
Equipment Term Note	1,837,000	-
Notes Payable	1,162,000	688,000
	6,460,000	5,768,000
Less: current maturities	(1,776,000)	(5,768,000)
Long-term debt, less current maturities	$4,684,000	$-

Interest expense on long-term debt, notes payable and the revolving credit line for the three months ended July 30, 2010 and July 31, 2009 was $211,000 and $151,000, respectively. Included in interest expense, net is accretion of discount on notes payable of $73,000 and $67,000 for the three months ended July 30, 2010 and July 31, 2009, respectively. Interest expense on long-term debt, notes payable and the revolving credit line for the six months ended July 30, 2010 and July 31, 2009 was $361,000 and $207,000, respectively. Included in interest expense, net is accretion of discount on notes payable of $124,000 and $67,000 for the six months ended July 30, 2010 and July 31, 2009, respectively.

10.	Stockholders’ Equity

Earnings Per Share

Basic earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Some potential common stock shares resulting from stock options were not included in the computation of diluted earnings per share for the three months ended July 30, 2010 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three months ended July 30, 2010, were accounted for using the treasury stock method.

11.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of July 30, 2010, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary for an estimated total cost of $912,000 as of July 30, 2010, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred totaled $9,000 and $2,000 for the three months ended July 30, 2010 and July 31, 2009, respectively. Costs incurred totaled $20,000 and $2,000 for the six months ended July 30, 2010 and July 31, 2009, respectively.

The Company has solicited proposals from highly qualified environmental consulting firms and received proposals from which management estimates the cost of contamination treatment to be approximately $597,000. Additionally, $98,000 is required to pay an environmental consulting firm to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are $217,000. The Company is proceeding with the final characterization of the site as well as the resulting treatment actions required under the Voluntary Remediation Program (VRP) program administered by the Virginia DEQ. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process.

After the August 8, 2008 fire at our Florida facility, during a routine investigation by the Florida Department of Environmental Protection (“Florida DEP”), the Company was cited with violations, and potential civil penalties estimated at $100,000, relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. The Company’s remediation plan, to avoid future violations and the payment of the above civil penalties, was submitted and subsequently approved by the Florida DEP. During the three months ended April 30, 2010, the Company completed the construction of a materials handling building at a cost of $116,000. On June 7, 2010, the Company received a release of said violations and civil penalties from the Florida DEP.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010. Total rent expense under the facility lease in Charlottesville, Virginia for the three months ended July 30, 2010 and July 31, 2009, was $42,000 and $24,000, respectively, which are both included in cost of sales. Rent expense for the six months ended July 30, 2010 and July 31, 2009, was $70,000 and $66,000, respectively, which are both included in cost of sales.

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

Overview

We are an aerospace industry leader in the design and manufacturing of aircraft instrumentation and sensor systems. These products are used for both primary flight data as well as standby instrumentation in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package from air data to display and backup instrumentation thus reducing the number of suppliers required on the aircraft. The Company’s unique capabilities in air data products continue to expand with the development of a flush port air data system for a leading international aircraft manufacturer for use on a new Unmanned Combat Air Vehicle and Level A certification of a Stall Warning Transmitter (SWT) for a major US manufacturer of business and military aircraft.

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

The trend in the aerospace industry continues toward digital cockpits as the aerospace industry moves away from mechanical cockpit instrumentation that was our foundation. During the first two quarters of fiscal year 2011, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We have maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. We plan to position ourselves such that we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

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

Three months ended July 30, 2010 and July 31, 2009:

Net sales for the second quarter of fiscal year 2011 decreased $1,301,000, or 16%, to $6,813,000 when compared to $8,114,000 for the second quarter of fiscal year 2010. During the second quarter of fiscal year 2011, the sales volume decreased from the prior year by approximately $2.4 million on reduced demand for transmitter products, sensor products and spares, offset by approximately $1.3 million of increased sales volume of mechanical instruments, contributing to the net decrease of $1.3 million. The sales volume for the second quarter of fiscal year 2010 was enhanced through the fulfillment of backlogged sales caused by the August 8, 2008 fire offsetting the initial impacts of the recession.

Cost of sales for the second quarter of fiscal year 2011 decreased $237,000, or 5%, to $4,714,000 when compared to $4,951,000 for the second quarter of fiscal year 2010 as a result of the lower sales volume. Gross profit for the second quarter of fiscal year 2011 was 30.8% versus 39.0% for the second quarter of fiscal year 2010. The three month comparative decrease in gross profit, as a percent of sales, reflects (a) the effects of a significantly higher mix of mechanical products which historically produce lower gross margins and (b) contract loss provisions of approximately $286,000 on two customer funded development contracts. Management views these costs as investments in technology and capabilities that are expected to benefit future business opportunities.  Future enhancement of gross profit will require continuously improving throughput in our manufacturing processes while reducing costs and inefficiencies in our operations through better resource management. We are well engaged with the implementation of lean manufacturing principles, supported by training programs to further develop a consistent, disciplined, and innovative engineering and production culture. These initiatives are complemented by a marketing and sales strategy that builds on our market presence and core competencies in sensor, air data computation, and display technologies.

Selling, general and administrative expenses for the second quarter of fiscal year 2011 was $1,819,000 and was a decrease of approximately $340,000 from the second quarter of fiscal 2010 of $2,159,000. The net decrease was primarily due to (a) a decrease in legal and consulting expenses, offset by (b) increases in sales commissions relating to international sales and (c) increases in internally funded research and development (IR&D) costs. Our investment in IR&D was immaterial during the second quarter of fiscal 2010 when our engineering resources were focused on the operational recovery from August 2008 fire.

We reported operating income during the second quarter of fiscal 2011 of $280,000, or 4.1% of net sales, compared to $1,004,000, or 12.4% of net sales, in the prior year’s second quarter, a decrease of $724,000. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales and (b) the lower gross margin percentage as described above, offset by (c) the reduced level of selling, general, and administrative expenses.

Interest expense, net, increased $60,000 for the second quarter of fiscal year 2011 when compared to the second quarter of fiscal year 2010 primarily as a result of accretion expense relating to the $1,400,000 Investors notes payable presented in other income. The prior year second quarter included a gain from casualty of $50,000 relating to the claim as a result of the August 8, 2008 fire.

Income before income taxes was approximately $38,000 in the second quarter of fiscal year 2011 versus $904,000 in the second quarter of fiscal year 2010. The provision for income taxes was $20,000 as our estimated effective income tax rate for fiscal 2011 is approximately 41.7% compared to an effective income tax rate of 37.1% last year. The fiscal 2011 estimated effective tax rate is higher than the statutory rate of approximately 37% primarily due to the permanent tax difference relating to the accretion expense associated with the Investors notes payable. For the quarter ended July 30, 2010, net income was approximately $18,000 or $0.00 basic and diluted earnings per share, versus net income of approximately $556,000, or $0.15 basic and $0.14 diluted earnings per share for the quarter ended July 31, 2009.

Six months ended July 30, 2010 and July 31, 2009:

Net sales for the six months ended July 30, 2010 decreased $3,144,000, or 18.6%, to $13,744,000 when compared to $16,888,000 for the six months ended July 31, 2009. During the six months of fiscal year 2011, the sales volume decreased from the prior year by approximately $4.5 million on reduced demand for transmitter products, sensor products and spares, offset by approximately $2.1 million of increased sales volume of mechanical instruments, contributing to the net decrease of $3.1 million.

Cost of sales for six months of fiscal year 2011 decreased $924,000, or 9%, to $9,491,000 when compared to $10,415,000 for the six months of fiscal year 2010. Gross profit for the six months of fiscal year 2011 was 30.9% versus 38.3% for the six months of fiscal year 2010. The six month comparative decrease in gross profit, as a percent of sales, reflects (a) the effects of a significantly higher mix of mechanical products which historically produce lower gross margins and (b) contract loss provisions of approximately $286,000 on two customer funded development contracts. Management views these costs as investments in technology and capabilities that are expected to benefit future business opportunities. Selling, general and administrative expenses for the six months of fiscal year 2011 was $3,605,000 and was a decrease of approximately $133,000 over the six months of fiscal 2010 at $3,738,000. The net decrease was primarily due to (a) decreases in legal and consulting expenses, offset by (b) increases in sales commissions relating to international sales and (c) increases in internally funded research and development (IR&D) costs. Our investment in IR&D was immaterial during the six months of fiscal 2010 when our engineering resources were focused on the operational recovery from August 2008 fire.

Selling, general and administrative expenses for the six months of fiscal year 2011 was $3,574,000 and was a decrease of approximately $164,000 over the six months of fiscal 2010 at $3,738,000. The net decrease was primarily due to (a) decreases in legal and consulting expenses, offset by (b) increases in sales commissions relating to international sales and (c) increases in internally funded research and development (IR&D) costs. Our investment in IR&D was immaterial during the six months of fiscal 2010 when our engineering resources were focused on the operational recovery from August 2008 fire.

We reported operating income during the six months of fiscal 2011 of $679,000, or 4.9% of net sales, compared to $2,735,000, or 16.2% of net sales, in the prior year’s six months period, a decrease of $2,056,000. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales and (b) the lower gross margin percentage as described above, offset by (c) the reduced level of selling, general, and administrative expenses.

Interest expense, net, increased $154,000 for the six months of fiscal year 2011 when compared to the six months of fiscal year 2010 primarily as a result of accretion expense relating to the $1,400,000 Investors notes payable presented in other income. The prior year six months period included a gain from casualty of $550,000 relating to the claim as a result of the August 8, 2008 fire.

Income before income taxes was approximately $475,000 in the six months of fiscal year 2011 versus $3,071,000 in the six months of fiscal year 2010. The provision for income taxes was $198,000 as our estimated effective income tax rate for fiscal 2011 is approximately 41.7% compared to an effective income tax rate of 37.1% last year. The fiscal 2011 estimated effective tax rate is higher than the statutory rate of approximately 37% primarily due to the permanent tax difference relating to the accretion expense associated with the Investors notes payable. For the six month period ended July 30, 2010, net income was approximately $277,000 or $0.07 basic and $0.07 diluted earnings per share, versus net income of approximately $1,931,000, or $0.53 basic and $0.51 diluted earnings per share for the six month period ended July 31, 2009.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our new M&I facilities will be adequate to finance presently anticipated working capital, capital expenditure requirements and other contractual obligations and to repay our short and long-term debt as it matures.

Cash used in operating activities was $1,073,000 and $1,344,000 for the six months ended July 30, 2010 and July 31, 2009, respectively. This reduction in cash usage was attributable, in part, to a $1,992,000 reduction in the Company’s repayment of customer cash advances for prospective shipment of Company products. The cash advances were made to the Company subsequent to the August 2008 fire for the purpose of supporting our loss recovery efforts. In addition, improved collection of customer accounts, as well as better management of inventory and expenses, resulted in additional favorable cash flow variances when compared to the same period of the prior year. The unfavorable cash flow impacts for the six months ended July 30, 2010, when compared to the six months ended July 31, 2009, stem from less net income and a reduction to the prior year favorable cash flow adjustment relating to the income tax provision. Additionally, increased payments to vendors, comparing year over year, resulted in further unfavorable variances.

Cash used in investing activities was $672,000 for the six months ended July 30, 2010, compared to cash used in investing activities of $761,000 for the six months ended July 31, 2009. In both quarters, the cash used was attributable to the purchase of new, as well as the internal development of, production and testing equipment, most of which was destroyed in the August 2008 fire.

Cash provided by financing activities was $1,819,000 for the six months ended July 30, 2010, compared to cash provided by financing activities of $2,105,000 for the six months ended July 31, 2009. When compared to the six months ended July 31, 2009, the unfavorable variance in cash provided by financing activities for the six months ended July 30, 2010 was due primarily to positive cash flows from the refinancing of long-term debt, offset by reduced comparable Investor debt proceeds and the reduced borrowings on the revolving line of credit

Working Capital and Capital Expenditures

Our working capital at July 30, 2010 was $7,155,000 compared to $2,326,000 at January 31, 2010, an increase of $4,829,000. The increase in working capital during the six months ended July 30, 2010 related primarily to the reclassification of debt from current to noncurrent, sourced by the April 30, 2010 debt refinancing with M&I which accounted for $3,992,000 of the increase. Additional increases in working capital were created by an increase to deferred charges of $197,000 related to ongoing engineering contract costs, an increase to accounts receivable of $692,000, due primarily to the timing of collections and a decrease to trade and accrued liabilities of $1,174,000, a by-product of the Company’s effort to improve vendor credit terms. The decreases to working capital stem from a reduction of inventory of $208,000, a result of the Company’s efforts to improve the management of inventory, additional draw-downs on the Revolving Credit Line Note of $892,000 and a reduction to the deferred tax asset of $198,000, a direct result of the current income tax provision.

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

Occasionally, the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, generally, the Company will follow the milestone method, which recognizes revenue upon achievement of each milestone. Milestones are commensurate with the effort required to achieve the milestone or the value of the delivered item. Additionally, the payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. When there is no milestone or other interim payments, revenue is generally recognized at completion. The Company adopted the use of the milestone method for the quarter ended July 30, 2010.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $912,000. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three months ended July 30, 2010 and July 31, 2009, totaled $9,000 and $2,000, respectively. Costs incurred during the six months ended July 30, 2010 and July 31, 2009, totaled $20,000 and $2,000, respectively.

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

During the three months ended July 30, 2010 and July 31, 2009, the Company recorded approximately $46,000 and $45,000, respectively, of stock-based compensation expenses. During the six months ended July 30, 2010 and July 31, 2009, the Company recorded approximately $91,000 and $93,000, respectively, of stock-based compensation expenses.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During the three months ended July 30, 2010 and July 31, 2009, the Company recorded director compensation expense, relating to stock-based compensation, in the amount of $15,000, respectively. During the six months ended July 30, 2010 and July 31, 2009, the Company recorded director compensation expense, relating to stock-based compensation, in the amount of $30,000, respectively.

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

Adoption of New Accounting Pronouncements

In April 2010, the FASB issued new authoritative guidance surrounding revenue recognition, specifically addressing the criteria for recognizing revenue tied to research and development efforts. The guidance adds the milestone method to the list of acceptable methods of revenue recognition when accounting for multiple element arrangements within research and development efforts. The guidance is effective for milestones achieved in fiscal years beginning on or after June 15, 2010, unless early adoption is elected. The Company adopted the guidance beginning the quarter ended July 30, 2010, which required retrospective application from the beginning of the fiscal year. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Based on the outstanding balance on our credit facilities with M&I as of July 30, 2010, a 1% increase in interest rates would cost the Company approximately $28,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of July 30, 2010. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness as of January 31, 2010, described within the 2010 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of July 30, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules and accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2010

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: September 13, 2010

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer