Form 10-Q
period 2010-10-29
AEROSONIC CORP /DE/
filed 2010-12-13
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 13, 2010, the issuer had 3,748,472 shares of Common Stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 29,	January 31,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Accounts receivable, net	3,924,000	3,421,000
Income tax receivable	57,000	-
Inventories, net	7,631,000	7,743,000
Prepaid expenses and other current assets, net	1,689,000	1,035,000
Property held for sale, net	2,062,000	2,062,000
Deferred income taxes	1,357,000	1,613,000
Total current assets	16,720,000	15,874,000
Property, plant and equipment, net	3,409,000	2,917,000
Deferred income taxes	1,831,000	1,831,000
Intangible assets, net	295,000	450,000
Goodwill	366,000	366,000
Other assets, net	91,000	38,000
Total assets	$22,712,000	$21,476,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,133,000	$2,165,000
Current maturities of long-term debt	1,253,000	5,768,000
Accounts payable, trade	1,874,000	2,717,000
Customer advances	57,000	452,000
Compensation and benefits	466,000	720,000
Income taxes payable	-	67,000
Accrued sales commissions	-	42,000
Accrued expenses and other liabilities	2,027,000	1,617,000
Total current liabilities	8,810,000	13,548,000
Long-term debt	5,173,000	-
Unrecognized tax benefits	40,000	40,000
Deferred income taxes	168,000	168,000
Total liabilities	14,191,000	13,756,000
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,173,956 shares and 4,162,289 shares at October 29, 2010 and January 31, 2010, respectively; outstanding 3,743,189 and 3,731,522 shares at October 29, 2010 and January 31, 2010, respectively.	1,670,000	1,665,000
Additional paid-in capital	6,175,000	5,749,000
Retained earnings	3,839,000	3,469,000
Less treasury stock: 430,767 shares at both October 29, 2010 and January 31, 2010, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	8,521,000	7,720,000
Total liabilities and stockholders' equity	$22,712,000	$21,476,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2010	October 30, 2009	October 29, 2010	October 30, 2009

Sales, net	$7,049,000	$7,537,000	$20,793,000	$24,425,000
Cost of sales	4,980,000	4,865,000	14,471,000	15,280,000
Gross profit	2,069,000	2,672,000	6,322,000	9,145,000
Selling, general and administrative expenses	1,724,000	1,754,000	5,298,000	5,492,000
Operating income	345,000	918,000	1,024,000	3,653,000
Other income (expense):
Interest expense, net	(205,000)	(188,000)	(566,000)	(395,000)
Gain from casualty	-	-	235,000	550,000
Other income (expense)	(2,000)	(2,000)	(49,000)	(9,000)
Loss on extinguishment of debt	(44,000)	-	(75,000)	-
	(251,000)	(190,000)	(455,000)	146,000
Income before income taxes	94,000	728,000	569,000	3,799,000
Income tax provision	(1,000)	-	(199,000)	(1,140,000)
Net income	$93,000	$728,000	$370,000	$2,659,000

Basic earnings per share	$0.02	$0.20	$0.10	$0.72
Diluted earnings per share	$0.02	$0.18	$0.09	$0.69

Weighted average shares outstanding basic	3,741,634	3,726,031	3,736,056	3,676,675
Weighted average shares outstanding diluted	4,042,160	4,037,882	4,059,419	3,865,335
The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	October 29, 2010	October 30, 2009
Cash flows from operating activities:
Net income	$370,000	$2,659,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	224,000	202,000
Amortization	180,000	184,000
Accretion on long-term debt	199,000	169,000
Loss on early extinguishment of debt	75,000	-
Recovery of previously written off bad debt	(35,000)	-
Provision for obsolete and slow-moving inventory	212,000	-
Stock-based compensation	182,000	184,000
Gain from casualty	(235,000)	(550,000)
Proceeds from insurance	235,000	550,000
Provision for deferred income taxes	256,000	1,140,000
Changes in assets and liabilities:
Accounts receivable, net	(468,000)	(1,855,000)
Income taxes receivable	(57,000)	-
Inventories, net	(100,000)	131,000
Prepaid expenses and other current assets, net	(654,000)	(557,000)
Other assets	(109,000)	226,000
Accounts payable, trade	(843,000)	(91,000)
Customer advances	(395,000)	(2,568,000)
Compensation and benefits	(254,000)	(78,000)
Income taxes payable	(67,000)	-
Accrued expenses and other liabilities	368,000	(413,000)
Net cash used in operating activities	(916,000)	(667,000)

Cash flows from investing activities:
Capital expenditures	(716,000)	(1,319,000)
Net cash used in investing activities	(716,000)	(1,319,000)

Cash flows from financing activities:
Net increase in revolving credit facility	968,000	1,482,000
Principal payments on notes payable	(700,000)	-
Proceeds from issuance of notes payable	600,000	800,000
Principal payments on long-term debt	(5,348,000)	(296,000)
Proceeds from refinancing of long-term debt	6,112,000	-
Net cash provided by financing activities	1,632,000	1,986,000

Change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$353,000	$226,000
Non-cash financing and other transactions:
Common stock issued	$-	$123,000
Common stock warrants issued	$249,000	$283,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements

Description of Business

Aerosonic Corporation (“Aerosonic”) and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc. (collectively referred to herein as the “Company”) manufacture and sell aircraft instrumentation and sensors systems, including integrated cockpit displays, digital and mechanical standby displays, sensors and probes. Our customers include government and commercial users located worldwide. The Company’s production facilities are located in Florida and Virginia.

Financial Condition and Management’s Plans

On April 30, 2010, the Company refinanced its Wachovia Bank, N.A. (“Wachovia”) debt totaling $7,481,000 with new debt facilities from M&I Marshall & Ilsley Bank (“M&I”) with a maximum credit availability of $10,100,000. On May 1, 2010, the Wachovia debt was repaid with proceeds available under the M&I facilities. As of October 29, 2010, the Company was in compliance with all of the financial and other restrictive covenants under the M&I facilities.

Prior to the debt refinancing, and as of January 31, 2010, the Company was not in compliance with certain debt covenants with Wachovia. As a result, the Company’s total debt with Wachovia, which was $7,245,000 at January 31, 2010, was subject to acceleration and was classified as current on the consolidated balance sheet at January 31, 2010. The Company maintained a written waiver of noncompliance from Wachovia through April 30, 2010.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, restructuring and environmental costs, (ii) other miscellaneous accruals and (iii) valuation allowances for accounts receivable, inventory and deferred tax assets (including the measurement of uncertain tax positions). Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the third quarter mean the third quarter ended on the 39th Friday of the fiscal year. For example, references to the third quarter of fiscal year 2011 mean the quarter ended October 29, 2010.

Reclassifications

Certain amounts in the three and nine months ended October 30, 2009 financial statements and balance sheet dated January 31, 2010 have been reclassified to conform to the three and nine months ended October 29, 2010 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of October 29, 2010, the consolidated statements of operations for the three and nine months ended October 29, 2010 and October 30, 2009, and the consolidated statements of cash flows for the nine months ended October 29, 2010 and October 30, 2009 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2010 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2011. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 3, 2010.

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

The Company has deemed all milestone payments within each contract to be either substantive or non-substantive. That conclusion was determined based upon a thorough review of each contract and the Company’s deliverables committed to in each such contract. For substantive milestones, the Company has concluded that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. During the three and nine months ended October 29, 2010, revenue recognized through the achievement of two milestones, relating to one of the three contracts, amounted to $0 and $108,000, respectively.

	Milestone	Milestone
	consideration	recognition
Milestone 1 (non-substantive)	218,000	-
Milestone 2	32,000	53,000
Milestone 3	33,000	55,000
Milestone 4	65,000	108,000
Milestone 5	65,000	108,000
Milestone 6	65,000	108,000
Milestone 7	66,000	112,000
	544,000	544,000

This table excludes two research and development contracts for which milestone revenue has not yet been recognized.

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the nine months ended October 29, 2010 and October 30, 2009 was as follows:

	Nine Months Ended
	October 29, 2010	October 30, 2009
Beginning balance	$653,000	$551,000
Amounts written off	-	(16,000)
Recoveries of amounts provided for	(35,000)	(106,000)
Ending balance	$618,000	$429,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at October 29, 2010 and January 31, 2010 consisted of the following:

	October 29, 2010	January 31, 2010
Raw materials	$6,638,000	$6,622,000
Work in process	2,826,000	2,758,000
Finished goods	404,000	388,000
Reserve for obsolete and slow moving inventory	(2,237,000)	(2,025,000)
Inventories, net	$7,631,000	$7,743,000

The reserve for obsolete and slow moving inventory activity for the nine months ended October 29, 2010 and October 30, 2009 was as follows:

	Nine Months Ended
	October 29, 2010	October 30, 2009
Beginning balance	$2,025,000	$1,795,000
Amounts charged to operations	212,000	-
Ending balance	$2,237,000	$1,795,000

4.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $1,833,000 and $864,000 of deferred charges related to several current engineering contracts as of October 29, 2010 and January 31, 2010, respectively. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. As of October 29, 2010, the deferred charges consist of $1,511,000 of internal engineering labor, including overhead, and $322,000 of external engineering contract labor. As of January 31, 2010, the deferred charges consist of $546,000 of internal engineering labor, including overhead, and $318,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $473,000 and $218,000 as of October 29, 2010 and January 31, 2010, respectively. Related to the deferred charges are accrued contract losses of $756,000 and $273,000 as of October 29, 2010 and January 31, 2010, respectively, which are included in accrued expenses and other liabilities.

5.	Intangible Assets

Amortization expense related to intangible assets for the three and nine months ended October 29, 2010 was $45,000 and $155,000, respectively. Amortization expense related to capitalized debt issue costs for the three and nine months ended October 29, 2010 was $13,000 and $25,000, respectively.  Unamortized debt issue costs in the amount of $31,000, related to the extinguished Wachovia debt, was expensed in the quarter ended July 30, 2010.  Debt issue costs in the amount of $109,000, related to the M&I debt, was capitalized and is being amortized over the three-year term of the debt.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses.

6.	Notes Payable

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

On October 13, 2010, the Company repaid $700,000 of the outstanding balance of the Notes Payable, with each Investor receiving a pro-rata portion of the aggregate repayment amount based on the Investor’s balance on that date. Also in October 2010, the Company borrowed $700,000 under an equipment line of credit from M&I as reimbursement for purchased and self-constructed equipment costs made within the prior 12 months. See Note 9.

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the three and nine months ended October 29, 2010, the Company had recognized accretion of $75,000 and $199,000, respectively, presented as additional interest expense.  In addition, as a result of the early repayments to the Investors in October 2010, the Company recognized accelerated interest accretion expense in the amount of $44,000, for the three and nine months ended October 29, 2010, which is reported as loss on extinguishment of debt.

7.	Customer Advances

From September 2008 through January 2009, the Company received advances totaling approximately $4,965,000 from certain customers for unbilled product orders. Such advances were used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the business interruption caused by the August 2008 fire at our Florida facility. These advances represent non-interest bearing prepayments and have been offset against the resulting accounts receivable at the time of product shipments. Remaining advances from customers total approximately $57,000 at October 29, 2010.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of October 29, 2010 and January 31, 2010 consisted of the following:

	October 29, 2010	January 31, 2010
Environmental liability	$836,000	$932,000
Contract loss provision	756,000	273,000
Warranty liability	119,000	167,000
Other	316,000	245,000
Accrued expenses and other liabilities	$2,027,000	$1,617,000

9.	Long-Term Debt, Notes Payable and Revolving Credit Facility

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

Repayment of the loans and all obligations to M&I under the Loan Agreement, the Bank Notes and Credit Line Notes are collateralized by the personal property and real property of the Company. Details of loan facilities are as follows:

•
The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, has a 364 day term and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) the Borrowing Base, which is the sum of (i) up to eighty percent (80%) of the aggregate amount of Eligible Accounts, which is represented by all of the Company’s accounts that contain selling terms and conditions acceptable to M&I; plus (ii) eighty percent (80%) of the aggregate amount of Finished Goods Inventory, which is represented, at any time, by all of the Company’s inventory, except: (a) inventory which is not subject to a perfected first priority security interest in favor of M&I and not otherwise free and clear of all other liens; (b) inventory which M&I, in its sole discretion, deems to be obsolete, unsalable, damaged, defective or unfit for further processing; (c) work in progress; (d) inventory stored offsite for which M&I cannot obtain a landlord waiver or which is not insured by the Company; and (e) inventory in transit from vendor/supplier if such inventory is uninsured; plus (iii) fifty percent (50%) of the aggregate amount of Raw Materials Inventory, which is represented by materials used to assemble inventory, including purchased and manufactured components and subassemblies, with the aggregate total inventory of (ii) and (iii) not to exceed $1,500,000. The interest rate on the Revolving Credit Line Note is one month LIBOR plus 300 basis points with a 4% floor. Interest is paid monthly.

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

•
The Equipment Term Note, which supports a $1,900,000 term loan, has a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs.  The Company must pay any proceeds from the sale of the Earlysville, Virginia property to M&I to be applied as a principal payment under the Equipment Term Note.

•
The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a 3 year term, a 5 year amortization period, and the interest rate is one month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal is to be paid monthly beginning June 2011. Proceeds are used to purchase equipment for use in the Company’s business.

The Loan Agreement with M&I contains certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis, Total Stockholders’ Equity, defined as the value of total assets less total liabilities, equal to at least $7,419,000, which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; (ii) on a consolidated basis, a ratio of Funded Debt, defined as all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term debt, less the non-current portion of Subordinated Liabilities, defined as liabilities subordinated to the Company’s obligations to M&I in a manner acceptable to M&I in its sole discretion, to EBITDA not exceeding 3.0:1.0; and (iii) on a consolidated basis, a Fixed Charge Coverage Ratio, defined as the ratio of (a) the sum of EBITDA plus lease expense and rent expense, minus income tax, minus dividends, withdrawals, and other distributions, to (b) the sum of cash interest expense, lease expense, rent expense, scheduled principal amortization actually paid to M&I during the measuring period (excluding any principal payments under the Revolving Credit Line Note and the Investors’ Notes Payable), and scheduled payments on capitalized lease obligations during the measuring period, of at least 1.20:1.0. These three covenant amounts are calculated at the end of each quarterly reporting period for which M&I will require financial statements.  As of October 29, 2010, the Company complied with all of M&I’s financial and other restrictive covenants.

On October 12, 2010, the Company borrowed $700,000 against the Equipment Credit Line Note.  On October 13, 2010, the proceeds replenished cash used by the Company for purchased and self-constructed equipment costs made within the prior 12 months. The replenished cash was immediately used to accelerate repayments of the Investors Notes Payable.  See Note 6.

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

The interest rate on the M&I Revolving Credit Line Note was one-month LIBOR (which was 0.254% at October 29, 2010), plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at October 29, 2010 were $867,000.

Long-term debt and Notes Payable at October 29, 2010 and January 31, 2010 consisted of the following:

	October 29, 2010	January 31, 2010
Future Advance Note	$-	$3,294,000
Term Note	-	1,786,000
Real Estate Mortgage Note	3,403,000	-
Equipment Term Note	1,742,000	-
Equipment Credit Line Note	700,000
Notes Payable	581,000	688,000
	6,426,000	5,768,000
Less: current maturities	(1,253,000)	(5,768,000)
Long-term debt, less current maturities	$5,173,000	$-

Interest expense on long-term debt, notes payable and the revolving credit line for the three months ended October 29, 2010 and October 30, 2009 was $205,000 and $188,000, respectively. Included in interest expense, net is accretion of discount on notes payable of $75,000 and $102,000 for the three months ended October 29, 2010 and October 30, 2009, respectively. Interest expense on long-term debt, notes payable and the revolving credit line for the nine months ended October 29, 2010 and October 30, 2009 was $566,000 and $395,000, respectively. Included in interest expense, net is accretion of discount on notes payable of $199,000 and $169,000 for the nine months ended October 29, 2010 and October 30 2009, respectively.

10.	Stockholders’ Equity

Earnings Per Share

Basic earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common stock shares, amounting to 44,910 shares, resulting from stock options were not included in the computation of diluted earnings per share for the three months ended October 29, 2010 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three months ended October 29, 2010, were accounted for using the treasury stock method.

11.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of October 29, 2010, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $836,000 as of October 29, 2010, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Costs incurred totaled $76,000 and $0 for the three months ended October 29, 2010 and October 30, 2009, respectively. Costs incurred totaled $96,000 and $2,000 for the nine months ended October 29, 2010 and October 30, 2009, respectively.

The Company has solicited proposals from highly qualified environmental consulting firms and received proposals from which management estimates the cost of contamination treatment to be approximately $597,000. Additionally, an estimated $27,000 remains to pay an environmental consulting firm to characterize any contamination that may be present in the ground between the Company’s property and nearby homes. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are $212,000. The Company is proceeding with the final characterization of the site as well as the resulting treatment actions required under the Voluntary Remediation Program administered by the Virginia DEQ. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process.

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

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010. Total rent expense under the facility lease in Charlottesville, Virginia for the three months ended October 29, 2010 and October 30, 2009, was $42,000 and $73,000, respectively, which are both included in cost of sales. Rent expense for the nine months ended October 29, 2010 and October 30, 2009, was $112,000 and $139,000, respectively, which are both included in cost of sales.

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

Overview

We are an aerospace industry leader in which we design and manufacture aircraft instrumentation and sensor systems. These products are used for both primary flight data as well as for standby purposes in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEM) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package, from air data collection products to display and backup instrumentation which reduces the number of suppliers required on an aircraft. The Company’s unique capabilities in air data collection products continues to expand with the development of a flush port air data system for a leading international aircraft manufacturer for use on a new unmanned combat air vehicle and Level A certification of a stall warning transmitter for a major US manufacturer of business and military aircraft.

Building on our expertise with mechanical instrumentation, we have successfully developed and marketed digital instrumentation and displays for both primary flight data systems as well as standby redundant systems to complement our mechanical product line. In addition, we have made considerable progress in the development of electronic air data collection instrumentation for use in military and commercial aircraft applications.

Our current market focus has been, and will continue to be, the design, development and supply of electronic and mechanical primary and standby flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall warning systems, air data measurement systems and flight display systems. These products are critical to aircraft operation, performance and safety.

In conjunction with our development and production activities, Aerosonic has developed expertise in the build, test and validation of critical test equipment, including environmental stress screening chambers and wind tunnels. Aerosonic is expanding that knowledge to offer customers the ability to order turnkey solutions for their test needs.

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first three quarters of fiscal year 2011, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We have maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. We plan to position ourselves such that we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

A significant amount of our business relates to the sale of our products to United States (“U.S.”) and foreign military programs. As a consequence, our sales can fluctuate materially, either favorably or unfavorably, depending upon the level of government spending on those military programs which are the focus of our manufacturing efforts. While we have been successful in obtaining contracts to supply military needs in recent years, sudden reductions in government spending or delays in the government contract award process could have a material unfavorable effect on our current and future military sales and related cash flows. While we cannot predict the outcome of the U.S. government contract award or budget process, we expect that the majority of the military programs that we supply will be sustained at current or near current levels. Additionally, U.S. Government procurement offices often require long periods of time to issue requests for proposals and to negotiate contracts. Such lengthy contract cycle times may delay the award of certain anticipated contracts of significant value to the Company. Continued delays of such contract awards may have a significant adverse effect on the financial results of the Company.

Similarly, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With the recent economic conditions, several of our commercial customers continue to operate with reduced operations and manufacturing. While this may be offset by additional increases in aftermarket support, it is likely that our business will continue to be negatively affected until the economy recovers and our customers resume prior levels of production and growth. Recently, we are finding that with the negative effects of the ongoing recession, the general aviation and business jet markets may take longer to recover than previously believed. For example, certain key commercial customers are slowing their operations and are pushing contractual delivery dates into the future by six to eighteen months. Continued movements into the future of such customer deliveries may have a significant adverse effect on the financial results of the Company.

Recognizing the risks and challenges of the current environment in both our military and commercial markets, we are closely analyzing our operations and our cost structure for opportunities to enhance our financial performance in the face of the difficult economic environment. We will complete our analysis and implement actions we deem appropriate to counter the near term challenges in our markets while preserving our ability to be responsive to our customers as the economy improves.

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

Three months ended October 29, 2010 and October 30, 2009:

Net sales for the third quarter of fiscal year 2011 decreased $488,000, or 6%, to $7,049,000 when compared to $7,537,000 for the third quarter of fiscal year 2010. During the third quarter of fiscal year 2011, the sales volume decreased from the prior year by approximately $1.2 million on reduced demand for transmitter products, sensor products and spares, offset by approximately $800,000 of increased sales volume of mechanical instruments, contributing to the net decrease of $488,000. Our revenues continue to be impacted by the ongoing recession in the business jet and general aviation markets. While it’s difficult to predict when the markets will begin a more effective recovery, we expect that they will recover at some point and we continue to invest in new products and capabilities in anticipation of that recovery.

Cost of sales for the third quarter of fiscal year 2011 increased $115,000, or 2%, to $4,980,000 when compared to $4,865,000 for the third quarter of fiscal year 2010. Gross profit for the third quarter of fiscal year 2011 was 29.4% versus 35.5% for the third quarter of fiscal year 2010. The three-month comparative decrease in gross profit as a percent of sales reflects (a) the effects of a significantly higher mix of mechanical products which historically produce lower gross margins, (b) lean investment activities, and (c) contract loss provisions of approximately $198,000 on two customer-funded development contracts. These two customer-funded programs creating the need for the contract loss provisions, are nearing their final stages of development and are entering the qualification testing stage. Management views these costs as investments in technology and capabilities that are expected to benefit future business opportunities. Future enhancement of gross profit will require continuously improving throughput in our manufacturing processes while reducing costs and inefficiencies in our operations through better resource management. We are well engaged with the implementation of lean manufacturing principles, supported by training programs, to further develop a consistent, disciplined, and innovative engineering and production culture. These initiatives are complemented by a marketing and sales strategy that builds on our market presence and core competencies in sensor, air data computation, and display technologies.

Selling, general and administrative expenses for the third quarter of fiscal year 2011 was $1,724,000 and was a decrease of approximately $30,000 from the third quarter of fiscal 2010 of $1,754,000. The net decrease was primarily due to (a) a decrease in legal and consulting expenses, offset by (b) increases in internally funded research and development (IR&D) costs

We reported operating income during the third quarter of fiscal 2011 of $345,000, or 4.9% of net sales, compared to $918,000, or 12.2% of net sales, in the prior year’s third quarter, a decrease of $573,000. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales and (b) the lower gross margin percentage as described above.

Interest expense, net, increased $17,000 for the third quarter of fiscal year 2011 when compared to the third quarter of fiscal year 2010 primarily as a result of accretion expense relating to the Notes Payable. A loss on extinguishment of debt was reported in the third quarter of fiscal year 2011 in the amount of $44,000 representing accelerated accretion expense relating to the portion of the Notes Payable that was repaid early.  See Note 6 to our unaudited Consolidated Financial Statements.

Income before income taxes was approximately $94,000 in the third quarter of fiscal year 2011 versus $728,000 in the third quarter of fiscal year 2010. The provision for income taxes was $1,000 as (a) our estimated effective income tax rate for fiscal 2011 is approximately 45% and (b) we accrued a $57,000 refund for federal taxes relating to tax year 2009. The fiscal 2011 estimated effective tax rate is higher than the statutory rate of approximately 37% primarily due to the permanent tax difference relating to the accretion expense associated with the Notes Payable. For the quarter ended October 29, 2010, net income was approximately $93,000 or $0.02 basic and diluted earnings per share, versus net income of approximately $728,000, or $0.20 basic and $0.18 diluted earnings per share for the quarter ended October 30, 2009.

Nine months ended October 29, 2010 and October 30, 2009:

Net sales for the nine months ended October 29, 2010 decreased $3,632,000, or 14.9%, to $20,793,000 when compared to $24,425,000 for the nine months ended October 30, 2009. During the nine months of fiscal year 2011, the sales volume decreased from the prior year by approximately $5.8 million on reduced demand for transmitter products, sensor products and spares, offset by approximately $2.9 million of increased sales volume of mechanical instruments, contributing to the net decrease of $3.6 million.

Cost of sales for the nine months of fiscal year 2011 decreased $809,000, or 5.3%, to $14,471,000 when compared to $15,280,000 for the nine months of fiscal year 2010. Gross profit for the nine months of fiscal year 2011 was 30.4% versus 37.4% for the nine months of fiscal year 2010. The nine month comparative decrease in gross profit, as a percent of sales, reflects (a) the effects of a significantly higher mix of mechanical products which historically produce lower gross margins, (b) lean investment activities, and (c) contract loss provisions of approximately $483,000 on two customer funded development contracts. Management views these costs as investments in technology and capabilities that are expected to benefit future business opportunities.

Selling, general and administrative expenses for the nine months of fiscal year 2011 was $5,298,000 and was a decrease of approximately $194,000 over the nine months of fiscal 2010 at $5,492,000. The net decrease was primarily due to (a) decreases in legal and consulting expenses, offset by (b) increases in IR&D costs.

We reported operating income during the nine months of fiscal 2011 of $1,024,000, or 4.9% of net sales, compared to $3,653,000, or 15.0% of net sales, in the prior year’s nine months period, a decrease of $2,629,000. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales and (b) the lower gross margin percentage as described above, offset by (c) the reduced level of selling, general, and administrative expenses.

Interest expense, net, increased $171,000 for the nine months of fiscal year 2011 when compared to the nine months of fiscal year 2010 primarily as a result of accretion expense relating to the Notes Payable. A gain from casualty of $235,000 and $550,000 in the nine months of fiscal years 2011 and 2010, respectively, relates to the insurance claim as a result of the August 8, 2008 fire. A loss on extinguishment of debt was reported in fiscal year 2011 in the amount of $75,000 representing (a) accelerated accretion expense relating to the portion of the Notes Payables repaid early and (b) costs relating to the extinguishment of debt with our prior bank.  See Note 6 to our unaudited Consolidated Financial Statements.

Income before income taxes was approximately $569,000 in the nine months of fiscal year 2011 versus $3,799,000 in the nine months of fiscal year 2010. The provision for income taxes was $199,000 as (a) our estimated effective income tax rate for fiscal 2011 is approximately 45% and (b) we accrued a $57,000 refund for federal taxes relating to tax year 2009. The fiscal 2011 estimated effective tax rate is higher than the statutory rate of approximately 37% primarily due to the permanent tax difference relating to the accretion expense associated with the Notes Payable. For the nine month period ended October 29, 2010, net income was approximately $370,000 or $0.10 basic and $0.09 diluted earnings per share, versus net income of approximately $2,659,000, or $0.72 basic and $0.69 diluted earnings per share for the nine month period ended October 30, 2009.

Liquidity and Capital Resources

We believe that anticipated cash flows from operations, together with existing cash and cash equivalents and our recent M&I debt facilities will be adequate to finance current period working capital, capital expenditure requirements and other contractual obligations and to repay our debt as it matures.

Cash used in operating activities was $916,000 and $667,000 for the nine months ended October 29, 2010 and October 30, 2009, respectively, an operating cash flow decrease of $249,000.

Significant decreases in cash from operating activities during the nine months ended October 29, 2010 in comparison to the nine months ended October 30, 2009 included:

•	net income in the current period of $370,000 compared to $2,659,000 in the prior period;

•	increased payments to reduce trade payables in the current period of $843,000 compared to $91,000 in the prior period; and

•	a decrease in the deferred tax provision in the current period of $256,000 compared to $1,140,000 in the prior period.

Significant increases in cash from operating activities during the nine months ended October 29, 2010 in comparison to the nine months ended October 30, 2009 included:

•	the repayment of customer advances in the current period of $395,000 compared to $2,568,000 in the prior period;

•	increases in trade accounts receivable in the current period of $468,000 compared to $1,855,000 in the prior period; and

•	increases in accrued expenses in the current period of $368,000 compared to decreases of $413,000 in the prior period.

Cash used in investing activities was $716,000 for the nine months ended October 29, 2010, compared to cash used in investing activities of $1,319,000 for the nine months ended October 30, 2009. In both nine-month periods, the cash used was attributable to the purchase of new, as well as the internal development of, production and testing equipment, most of which was destroyed in the August 2008 fire.

Cash provided by financing activities was $1,632,000 for the nine months ended October 29, 2010, compared to cash provided by financing activities of $1,986,000 for the nine months ended October 30, 2009. When compared to the nine months ended October 30, 2009, the variance in cash provided by financing activities for the nine months ended October 29, 2010 was due primarily to positive cash flows from the April 30, 2010 refinancing of long-term debt which was offset by net repayments of Notes Payable and reduced borrowings on the revolving line of credit.

As discussed within the “Overview”, continued delays in military contract awards and the adverse effects of the recession on our commercial customers may have a significant adverse effect on our financial results, which could in turn adversely affect our liquidity, and consequently, our ability to maintain compliance with our bank covenants.

Working Capital and Capital Expenditures

Our working capital at October 29, 2010 was $7,910,000 compared to $2,326,000 at January 31, 2010, an increase of $5,584,000. The increase in working capital during the nine months ended October 29, 2010 relates primarily to the reclassification of debt from current to noncurrent, sourced by the April 30, 2010 debt refinancing with M&I which accounted for $4,515,000 of the increase. Additional increases in working capital were created by an increase to net deferred charges of $714,000 related to ongoing engineering contract costs, an increase to accounts receivable of $503,000, due primarily to the timing of collections and a decrease to trade and accrued liabilities of $1,191,000, attributable primarily to efforts to improve vendor credit terms. The decreases to working capital stem from a reduction of inventory of $112,000, a result of efforts to improve the management of inventory, additional draw-downs on the Revolving Credit Line Note of $968,000 and a reduction to the deferred tax asset of $256,000, a result of the current income tax provision of $199,000 and income tax receivable of $57,000.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified previously under Item 2. Such differences could be material.

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

Inventories

The Company values inventory at the lower of cost or net realizable value using a method that approximates the first-in, first-out method (“FIFO”), or net realizable value. The reserve for obsolete and slow moving inventory is based upon reviews of inventory quantities on hand, usage and sales history.

During production, the Company uses standards to estimate product costs. These standards are reviewed and updated periodically by management and approximate costing under the FIFO method.

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $836,000. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three months ended October 29, 2010 and October 30, 2009, totaled $76,000 and $0, respectively. Costs incurred during the nine months ended October 29, 2010 and October 30, 2009, totaled $96,000 and $2,000, respectively.

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
•      tax planning strategies; and
•      interest and penalties related to uncertain tax positions.

We believe that we will ultimately recover a majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not likely.

We re-evaluate these uncertain tax positions on a regular basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

During the three months ended October 29, 2010 and October 30, 2009, the Company recorded approximately $46,000 and $46,000, respectively, of stock-based compensation expenses. During the nine months ended October 29, 2010 and October 30, 2009, the Company recorded approximately $137,000 and $139,000, respectively, of stock-based compensation expenses.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During the three months ended October 29, 2010 and October 30, 2009, the Company recorded director compensation expense, relating to stock-based compensation, in the amount of $15,000, respectively. During the nine months ended October 29, 2010 and October 30, 2009, the Company recorded director compensation expense, relating to stock-based compensation, in the amount of $45,000, respectively.

Product Warranties

We provide for the estimated costs of warranties at the time the related revenue is recognized. We estimate the costs based on historical and projected product failure rates and historical and projected repair costs. Warranty terms and conditions vary depending upon the product sold and the customer it was sold to, but generally includes parts and labor over a period generally ranging from one to five years. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

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

Based on the outstanding balance of $8,978,000 on our credit facilities with M&I as of October 29, 2010, a 1% increase in interest rates would cost the Company approximately $23,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of October 29, 2010. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, and in light of the previously identified material weakness as of January 31, 2010, described within the 2010 Annual Report on Form 10-K, our principal executive and financial officers each concluded that, as of October 29, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s form and rules and accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 29, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On December 13, 2010, the Company entered into Retention Agreements with these executives:  Douglas J. Hillman, Kevin J. Purcell, P. Mark Perkins, Thomas Cason, and Scott Kempshall.  The agreements provide for payment of amounts as severance if both (a) a Change of Control occurs and (b) one of certain triggering events occurs:  the executive is involuntarily terminated without cause, his base salary or bonus eligibility are reduced or his title, duties, authority, or reporting relationships are materially reduced.  On the occurrence of both of these triggering events, the executive is entitled to receive severance compensation consisting of (a) for Mr. Hillman and Mr. Purcell, an amount equal to 110% of annual base salary times 150%, plus 150% of the average of executive’s bonus over the previous two fiscal years from the triggering event and (b) for Mr. Perkins, Mr. Cason, and Mr. Kempshall, an amount equal to 110% of annual base salary, plus the average of executive’s bonus over the previous two fiscal years from the triggering event.  These amounts would be payable in equal monthly installments over 18 months and 12 months, respectively.

On December 13, 2010, the Company entered into Indemnification Agreements with Mr. Hillman, Mr. Purcell, Mr. Perkins, and Mr. Cason. Each Indemnification Agreement provides for the Company to indemnify the executive for liabilities that he incurs in the course of performing his responsibilities for the Company, subject to limitations on the scope of that indemnity imposed under applicable law.

In addition, on December 13, 2010, the Company and Mr. Hillman entered into an amendment (the “Amendment”) to the employment agreement between the Company and Mr. Hillman, entered into as of April 17, 2008 (the “Employment Agreement”).  The Amendment modifies the Employment Agreement by eliminating the Company’s obligation to make severance payments upon a voluntary termination of employment by Mr. Hillman.  This change is consistent with the severance provisions contained in the Company’s employment agreements with its other executive officers.

The foregoing information is qualified in its entirety by reference to the Retention Agreements, the Form of Indemnification Agreement and the Amendment, which are filed as Exhibits 10.1 through 10.7 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of Indemnification Agreement.

10.2	Retention Agreement, dated as of December 13, 2010, between Aerosonic Corporation and Douglas J. Hillman.

10.3	Retention Agreement, dated as of December 13, 2010, between Aerosonic Corporation and Kevin J. Purcell.

10.4	Retention Agreement, dated as of December 13, 2010, between Aerosonic Corporation and P. Mark Perkins.

10.5	Retention Agreement, dated as of December 13, 2010, between Aerosonic Corporation and Thomas W. Cason.

10.6	Retention Agreement, dated as of December 13, 2010, between Aerosonic Corporation and Scott R. Kempshall.

10.7	Amendment to Employment Agreement, dated as of December 13, 2010, between Aerosonic Corporation and Douglas J. Hillman.

31.1	Section 302 Certification.

31.2	Section 302 Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2010

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: December 13, 2010

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer