Form 10-K
period 2011-01-31
AEROSONIC CORP /DE/
filed 2011-05-02
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2011
Commission File Number 1-11750

AEROSONIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1668471
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer”, “large accelerated filer", “non-accelerated filer and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer (do not check if a smaller reporting company)  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2010, the last business day of the registrant’s most recently completed second quarter was approximately $13,821,000, based upon the closing price of the common stock on the NYSE Amex (formerly the “American Stock Exchange” “AMEX”) on that date.

As of May 2, 2011, the issuer had 3,753,675 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held July 14, 2011 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

We have a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2011 mean the fiscal year ended January 31, 2011.

PART I

ITEM 1.	BUSINESS

General

We are a Delaware corporation formerly known as Instrument Technology Corporation (“ITC”). ITC, which was incorporated in 1968, was the surviving corporation of a merger, in 1970, with Aerosonic Corp., a Florida corporation. Aerosonic Corp., which was incorporated in 1957, ceased to exist as a separate corporation as a result of the merger. Following the merger, ITC changed its name to Aerosonic Corporation. In January 1993, we acquired Avionics Specialties, Inc. (“Avionics”), a Virginia corporation located in Earlysville, Virginia, from Teledyne Industries, Inc. (“Teledyne”). Avionics was previously a division of Teledyne. In fiscal year 2008, we commenced the consolidation of the Avionics operations with our Clearwater, Florida location. Avionics remains a wholly-owned subsidiary of the Company.

Until October 31, 2006, we maintained an operating division in Wichita, Kansas. This division was the source inspection location for our Wichita customers and was the primary location for our repair business. During the fourth quarter of fiscal year 2007, we consolidated activity at the Wichita location with our Clearwater, Florida location.

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

In fiscal year 2008, we undertook the consolidation of our Avionics manufacturing operation based in Earlysville, Virginia into our Clearwater, Florida facility, where we continue to manufacture Avionics’ products. This consolidation is a continuation of our actions to be more responsive to customers’ demands while increasing efficiencies. We retained certain engineering and support functions in the Earlysville area at a new facility more appropriately sized for our planned streamlined structure. We are in the process of selling the Earlysville facility.

We are principally engaged in one business segment, which is the manufacture and sale of aircraft instruments and sensors. We design and manufacture both mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, and a variety of other flight instrumentation. Additionally, we design and manufacture angle of attack stall warning systems; integrated multifunction probes, which are integrated air data sensors; and other aircraft sensors and monitoring systems.

Industry

Military original equipment manufacturers (“OEM”), such as BAE Systems, Bell Helicopter, Korea Aerospace Industries, Lockheed Martin Corporation, Sikorsky Aircraft Corporation and The Boeing Company (“Boeing”) increasingly rely on subcontractors to carry a greater share of aircraft design scope, including system requirements, hardware and software design, and physical and electrical interfaces. Supporting this increased need has enabled us to develop a greater technical capability for serving our customer base. Our increased technical capability has also positioned us to push further into the commercial aircraft market with new technologies. Aerosonic has established a presence in the Experimental and General Aviation market with our glass panel Electronic Flight Information Systems. We continue to work with customers to identify new product and product application opportunities.

We are an aerospace industry leader in the design and manufacturing of aircraft instrumentation, air data sensing and air data test equipment. Our instrumentation products are used for both primary flight data and standby redundant instrumentation in cockpits. Our electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality aircraft instrumentation in the military, general aviation and commercial aircraft marketplaces. Our air data sensing product line offers a broad range of air data and aircraft attitude sensing devices ranging from Angle of Attack (AoA) sensors, Stall Warning Transmitters (SWT) and Integrated Multi-Function Probes (IMFP®) to leading-edge Modular Static Flush Port (MSFP) technology.  This range of products allows us to offer a fully integrated avionics package from air data to display and backup instrumentation thus reducing the number of suppliers required on the aircraft. Examples of our unique capabilities in air data products include our development of the MSFP implementation on the Dassault Aviation nEUROn Unmanned Combat Air Vehicle (UCAV) (with Alenia Aeronautica, a Finmeccanica Company) and Level A certification for the Stall Warning Transmitter (SWT) for Hawker Beachcraft Corporation’s Premier II aircraft.

Building on our expertise with mechanical instrumentation, we successfully developed and marketed digital instrumentation and displays for both primary flight data systems and standby redundant systems to complement our mechanical line of business. Continued development and enhancement of current technology has yielded an advanced anti-icing design for legacy air data systems as well as a number of technology enhancing implementations for both military and commercial aircraft including entry into the Transport aircraft category and a variety of advanced technology fighter and UAV opportunities.

Our current market focus continues to be design, development and supply of electronic and mechanical primary and standby flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall warning systems, air data measurement/computation systems and flight display systems. All of these products are critical to aircraft operation, performance and safety.

In conjunction with our development and production activities, Aerosonic has developed expertise in the build, test and validation of critical test equipment including ESS chambers and wind tunnels.  Aerosonic is expanding that knowledge to offer customers the ability to order turnkey solutions to their test needs.

Strategy

Our market objectives are to deliver increasing value to our customers in three primary ways. First, because Aerosonic has a large installed base with many existing aircraft, as well as many long-standing relationships with global OEM’s, we are working to ensure that our service, repair, and overhaul operations provide effective product support. This is a significant driver of customer satisfaction and financial contribution for our business. Second, we continuously strive to improve our ability to deliver new production on-time to customers’ exacting manufacturing schedules and technical specifications. Aircraft manufacturers need our increasingly lean and cost-effective supply chain and we are working to ensure that we support their initiatives. Third, and most important from a growth perspective, we strive to design and deploy new products that enable our customers to deliver upgraded and/or new aircraft models. An important example of this is our work to develop digital instrumentation to replace aging mechanical designs.  We have specialized air sensor, information processing, data presentation, design methodology, and manufacturing process knowledge that enables us to develop product solutions that enhance pilot performance and aircraft safety. Continually reinvesting and building on that capability in support of our customers is one of our core commitments.

Our business strategy is underpinned by our Company values, whereby we strive every day to be the best in the world at what we do. Our stated values include open communication, honesty, mutual respect, trust, a bias for action, teamwork, leadership and other values that we believe attract good people and help retain the best. We expect that, over time, a team of people dedicated to serving our stakeholders based on these shared values will lead to the success and growth of our Company.

Products and Distribution

Our products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States and numerous foreign military services. For the years ended January 31, 2011 and 2010, approximately 66% and 72%, respectively, of our sales were to the private sector. During these same two years, 34% and 28%, respectively, of our sales were either directly or indirectly to United States military services.

We sell our products to customers outside of the U.S. Our aggregate percentages of international sales to overall sales were 25% and 41% for our fiscal years 2011 and 2010, respectively.

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

We produce a leading-edge line of angle of attack (“AoA”) stall warning products, including a “self-test” AoA sensor. We also produce Integrated Multi-Function Probes (“IMFP®”). This product combines existing technologies, including the angle of attack/air data sensing probe and pressure sensing electronics. We are one of a few developers of flush port air data technologies and are finalizing designs for European UCAV implementations with prospects for further global expansion. Our air data devices also include Stall Warning Transmitter and indicating devices.  This integrated approach to providing aircraft air data reduces a customer’s system complexity with respect to aircraft troubleshooting and logistics support, increases reliability, reduces supply complexity and decreases system costs.

We also produce digital cockpit instruments. These Technical Service Order (“TSO”) certified indicators combine accuracy, robustness and long-term reliability of digital electronic equipment, with a “pilot familiar” analog pointer display.

The acquisition of Op Tech added Integrated Flight Display systems and electronic multi-function backup displays to our product offering. These systems provide us with the opportunity to play an increased role in the cockpit of new and updated aircraft. These display systems transfer critical flight data through highly accurate sensors to a flat panel display that reduces pilot workload and enhances situational awareness. We believe that our development methodology and modular architecture make our product unique in the industry.

Customers

We primarily market our products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. We also market our products to general aviation aircraft owners through our network of authorized distributors.

During fiscal year 2011, our largest customer, in terms of revenue, was Korea Aerospace Industries, which represented 14% of total revenues. The loss of this customer would have a material adverse effect on our results of operations.

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

Under the firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings; however, we also bear the risk of cost overruns.

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

The inherent nature of the U.S. Government’s contracting and budgeting process may effect our operating results and production backlog. Examples include the limited availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of continuing resolutions that limit spending to the previous year’s level until a budget is signed into law, late approval of new budgets, and the use and timing of supplemental appropriations. These events significantly affect the amount of orders that we have in backlog and the number and size of major contracts for our products.

Sales and Marketing

We focus our sales efforts on government and military entities, OEMs and distributors. We have increased our sales efforts with respect to retrofit, modifications and repair programs.

Due to the integration of components manufactured by us with flight management systems, our sales force is generally involved at a very early stage with the aircraft manufacturers’ engineers to integrate the components into the aircraft design. Our component instruments and systems are often integrated into the aircraft design helping to maintain and ensure the safe and effective operation of the aircraft.

At January 31, 2011, our backlog of firm orders was approximately $16.7 million, a decrease of approximately $3.4 million when compared to our backlog as of January 31, 2010.  The amount of backlog that is deliverable within twelve months was approximately $14.1 million at January 31, 2011, an increase of approximately $3.1 million when compared to January 31, 2010. The foregoing backlog amounts represent firm production and development orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation. Backlog amounts include business generated through repair and spare parts orders.

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

Research and Development

We expended approximately $3,092,000 and $1,423,000 in both internally and externally funded research and development costs for potential new products and enhancements during the years ended January 31, 2011 and 2010, respectively. In fiscal year 2011, we continued our efforts on several externally funded research and development projects initiated in fiscal year 2010. During fiscal year 2010, we expended a significant portion of our engineering capacity to recover lost production and test capabilities from the August 2008 fire described below.

We continued various development efforts during fiscal year 2011 for both military and commercial applications. Creating innovative digital, integrated flight management and backup devices has been a primary focus of our R&D efforts, along with additional advancements for our industry unique air data instruments.  These efforts will provide for an integrated product line from sensors and information processing through primary and backup displays for the flight crew. Further, we plan to continue our design efforts to satisfy our existing contractual obligations as well as our internal development of products for future customer applications.  This includes re-engineering of existing products and processes to improve manufacturability, increase reliability, enhance throughput, and reduce production costs.

Competition

Markets for our products are highly competitive and characterized by several aerospace industry niches in which a number of manufacturers specialize. In our market niche, we believe that we manufacture a broader variety of aircraft instruments than our competitors who, in most instances, compete with us on no more than a few types of aircraft instruments. In addition to mechanical instruments that formed the initial foundation of our business, we offer electronic instruments and components that are integrated into the flight management system of aircraft. This product offering allows us to compete on many levels within the aerospace industry.

Our AoA, stall warning and IMFP® products provide flight critical functions and are typically designed into the aircraft. Our rotating probe design provides a competitive advantage in terms of responsiveness and accuracy. There is limited competition in this product family.

We believe that our principal competitive factors are development cycle time, responsiveness to customer preferences, product quality, delivery reliability, price, technology, product reliability and product variety. We believe that our significant and long-standing customer relationships reflect our ability to compete favorably with respect to these factors.

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

When appropriate, less critical component parts are purchased under short and long-term supply agreements. These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows us to focus our attention on more critical component parts to maintain a level of quality control required to meet the exacting tolerances demanded within the aerospace industry and by our customers. On August 8, 2008, we suffered the destruction of one of our buildings comprising our Clearwater, Florida facility as a result of a fire. The building was primarily used for general storage and product testing, probe and sensor manufacturing, as well as for shipping and receiving. While our main operating facility was not damaged by the fire, our production was affected through loss of staged incoming raw materials inventory and outgoing finished goods. During the third quarter of fiscal year 2009 and the first quarter and second quarter of fiscal year 2010, our insurer extended advances to us totaling $2,600,000, $500,000 and $50,000, respectively. On February 4, 2010, we settled our claims against our insurance carrier and insurance broker in consideration of payment to us of $235,000.  We applied portions of the insurance proceeds to replacing raw materials inventory and production assets lost in the fire and also retooled and reengineered production equipment in our unaffected main operating facility to accommodate lost production activities.

Employees

As of January 31, 2011, we employed 218 people, of which, 217 are full time. Our future success depends on the ability to attract, train and retain quality personnel. Our employees are not represented by labor unions and we consider our relations with our employees to be good.

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

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects, or an investment in our common stock. In particular, our results of operations, revenue, liquidity and capital resources may be materially and unfavorably affected by a number of risk factors, trends and uncertainties. Set forth below are the risk factors, trends and uncertainties which we believe could have a material and unfavorable impact on our results of operations, revenue, liquidity, capital resources and any investment in our stock. Additional risk factors, trends and uncertainties may be discussed elsewhere within this document.

Our business is dependent on the aerospace industry and defense spending

Our principal business is in the aerospace industry. Our commercial sector business is cyclically affected by the state of the economy.  In the military sector, we are affected by overall spending levels in the defense budgets of the U.S. and foreign governments, the priorities reflected in those budgets, and developments affecting the timing of those expenditures.  Adverse developments in the economy generally, aerospace industry in particular, or government defense sector could have a material adverse effect on our results of operation.

A portion of our business is dependent on U.S. Government contracts

Our dependence on revenue from U.S. Government contracts subjects us to a number of risks, including the risk that we may not be successful in bidding for future contracts and the risk that funding for these contracts may be delayed or diverted to other uses.

We perform work under a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government. Sales under these contracts as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 34% and 28% of our total revenue for fiscal years 2011 and 2010, respectively.

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

We rely significantly on our ability to fill orders on a timely basis and collect accounts receivable for liquidity needs

Our liquidity depends on cash generated from operations. We have been challenged during fiscal years 2011 and 2010 to efficiently process orders, ship finished goods, and collect receivables in order to maintain liquidity. Should we continue to experience operational inefficiencies in any of these areas it will have an adverse effect on our financial condition, operating results and cash flows and our ability to access credit markets and to obtain reasonable trade terms from our vendors.

We continue to experience liquidity challenges

In addition to debt service on our credit facilities, we have significant cash obligations that we must meet in the near future. Specifically, although we are not delinquent on payments of debt service under our credit facilities, we are delinquent on payments to vendors that provide critical services and inventory to us. Should we not be able to implement a business plan to meet our cash obligations, improve our cash flows from operations and continue to obtain reasonable vendor terms, our financial condition and operating results will continue to suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The terms of our credit facilities include various covenants, and continued failure to meet these covenants could affect our ability to borrow.

Our credit facility with M&I Marshall & Ilsley Bank (“M&I Bank”) requires us to maintain compliance with financial covenants that are based on total stockholders’ equity, ratio of funded debt to EBITDA covenant, and a fixed charge coverage ratio.  We did not comply with our funded debt to EBITDA covenant for the period measured as of January 31, 2011. The lender waived this non-compliance and adjusted this covenant for our 2012 fiscal year, but there is no assurance that the lender will waive compliance or amend this credit facility in future periods, if such a waiver or amendment is needed.  A continuing default under the credit facility would adversely affect us.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our credit facility with M&I Bank is also subject to renewal provisions, including a maturity date for a revolving line of credit of June 28, 2011. These renewals might become more challenging due to our financial position and credit constraints in the U.S. banking markets as a whole. Failure to obtain permanent financing would impair our liquidity and viability as a going concern into the future.

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

We face risks associated with international sales

During fiscal years 2011 and 2010, international sales accounted for approximately 25% and 41%, respectively, of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

Additionally, the stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the aerospace industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our business or performance and these fluctuations could materially reduce our stock price.

We do not plan to pay cash dividends on our common stock in the foreseeable future

We intend to retain our earnings to finance the development and expansion of our business. Additionally, covenants in our long-term debt agreements may restrict our ability to pay dividends. This lack of dividend could adversely affect the market for our common stock and the return on our common stock for our stockholders.

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

We have risks related to the inherent limitations of internal control systems

As more fully described in Item 9A, Controls and Procedures, for the fiscal year ended January 31, 2009, our management determined that a material weakness existed surrounding adequate accounting for our inventory. We implemented initiatives to remediate this material weakness in our internal controls as of January 31, 2009. Correction of any further “significant deficiencies" or "material weaknesses" (as defined under the Public Company Accounting Oversight Board guidelines) could require additional remedial measures, which could be costly and time-consuming. If a significant deficiency or material weakness existed at any year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related procedures), our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting or information systems, which could adversely affect us.

We cannot guarantee that our internal controls and disclosure controls will prevent all error, loss, and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect resource constraints and the benefit of controls relative to their costs.

Our forward-looking statements and projections may prove to be inaccurate

Our actual financial results likely will be different from those projected due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not rely on any forward-looking statements that we provide. The forward-looking statements contained in this Form 10-K speak only as of the date of this Form 10-K. We expressly disclaim a duty to provide updates to forward-looking statements after the date of this Form 10-K to reflect the occurrence of subsequent events, changed circumstances, changes in our expectations, or the estimates and assumptions associated with them. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

On August 8, 2008, we suffered the destruction of one of the buildings comprising our Clearwater, Florida facility as a result of a fire. The Clearwater, Florida property, as reconfigured, is fully occupied by us and suitable for our present level of production.

In preparing to sell our Earlysville, Virginia facility, we engaged an environmental consulting firm to survey for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that might have resulted from an accidental loss of solvents by a former owner. Based on this initial and a subsequent survey, we estimate the remaining contamination treatment costs at $808,000. We capitalized these contamination treatment costs as an increase to property held for sale, since these costs will be incurred in preparing for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Our costs incurred for treatment during our fiscal years 2011 and 2010 totaled $124,000 and $153,000, respectively. On September 20, 2007, we signed a five-year operating lease at a much smaller 9,000 square foot facility in Charlottesville, Virginia to serve as our new location for support and repair/overhaul activities for existing Avionics Specialties products.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no material claims or legal actions at this time.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Dividends

Our common stock is listed on the NYSE Amex under the symbol “AIM.” The range of high and low sales prices as reported by the NYSE Amex for each of the quarters of the fiscal years ended January 31, 2011 and January 31, 2010 was as follows:

	COMMON STOCK MARKET PRICE
2011	HIGH	LOW
Fourth quarter	$3.69	$2.52
Third quarter	$4.00	$2.50
Second quarter	$4.26	$2.51
First quarter	$4.40	$3.75

2010	HIGH	LOW
Fourth quarter	$6.13	$3.75
Third quarter	$6.51	$4.10
Second quarter	$7.44	$1.95
First quarter	$2.39	$0.45

As of May 2, 2011, our outstanding shares of common stock were owned by approximately 2,000 stockholders of record.

During those same periods, no cash dividends were paid. We do not anticipate or intend on paying a dividend in the foreseeable future. Rather, we intend to retain our earnings to finance the development and expansion of our business. Additionally, covenants in our long-term debt documents may restrict our ability to pay dividends. Any future payment of any dividends on our common stock and the amount thereof will depend on our earnings, financial requirements, compliance with the above described covenants, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plan at January 31, 2011 is summarized as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	320,200	$2.82	229,800
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	320,200	$2.82	229,800

ITEM 6.	SELECTED FINANCIAL DATA.

The following table represents selected financial data for the most recent five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2009, 2008 and 2007 and for the years ended January 31, 2009, 2008 and 2007 have been derived from audited financial information not separately presented herein.

	As of and for the Years Ended January 31,
	2011	2010	2009	2008	2007

Revenues, net	$29,618,000	$31,136,000	$20,451,000	$25,410,000	$31,253,000
Cost of sales	(20,486,000)	(20,268,000)	(18,410,000)	(24,870,000)	(26,322,000)
Gross profit	9,132,000	10,868,000	2,041,000	540,000	4,931,000
Selling, general and administrative expenses	(7,415,000)	(6,725,000)	(7,550,000)	(5,861,000)	(3,989,000)
Gain on sale of property, plant and equipment	-	-	18,000	315,000	32,000
Operating income (loss)	1,717,000	4,143,000	(5,491,000)	(5,006,000)	974,000
Other (expense) income	(637,000)	(54,000)	197,000	(316,000)	(165,000)
Income (loss) before income taxes	1,080,000	4,089,000	(5,294,000)	(5,322,000)	809,000
Income tax (expense) benefit	(455,000)	172,000	(33,000)	1,941,000	(244,000)
Net income (loss)	$625,000	$4,261,000	$(5,327,000)	$(3,381,000)	$565,000

Basic earnings (loss) per share	$0.17	$1.15	$(1.48)	$(0.95)	$0.16

Fully diluted earnings (loss) per share	$0.15	$1.09	$(1.48)	$(0.95)	$0.16

Total assets	$23,678,000	$21,476,000	$17,761,000	$21,380,000	$17,735,000

Long-term debt (1)	$8,553,000	$7,933,000	$6,022,000	$7,328,000	$2,564,000

(1)	Long-term debt is defined as all outstanding long-term debt and capital leases, including current maturities, and the revolving credit facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of January 31, 2011, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

We are an aerospace industry leader in which we design and manufacture aircraft instrumentation and sensor systems. These products are used for both primary flight data as well as for standby purposes in cockpits where electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEM) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package, from air data collection products to display and backup instrumentation which reduces the number of suppliers required on an aircraft. Our unique capabilities in air data collection products continue to expand with the development of a flush port air data system for a leading international aircraft manufacturer for use on a new unmanned combat air vehicle and Level A certification of a stall warning transmitter for a major US manufacturer of business and military aircraft.

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

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During fiscal year 2011, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We have maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. We plan to position ourselves such that we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

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

Similarly, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With the recent economic conditions, several of our commercial customers continue to operate with reduced operations and manufacturing. While this may be offset by additional increases in aftermarket support, it is likely that our business will continue to be negatively affected until the economy recovers and our customers resume prior levels of production and growth. Recently, we are finding that with the negative effects of the ongoing recession, the general aviation and business jet markets may take longer to recover than previously believed. For example, certain key commercial customers are slowing their operations and are pushing contractual delivery dates into the future by six to eighteen months. Continued movements into the future of such customer deliveries may have a significant adverse effect on our financial results.

Recognizing the risks and challenges of the current environment in both our military and commercial markets, we continue to closely analyze our operations and our cost structure for opportunities to enhance our financial performance in the face of the difficult economic environment. As a result of these analyses, we recently announced the closure of our Virginia repair center and the transition of its business into our Florida facility. We will continue to evaluate our operations and implement actions we deem appropriate to counter the near term challenges in our markets while preserving our ability to be responsive to our customers as the economy improves.

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

We believe overall prospects for our financial performance to be very good over the long term, but expect our operations to remain challenging during the short term. Our backlog declined from prior year levels due to the worldwide slow economy that caused most aircraft manufacturers to scale back production in the near term. Our financial performance in fiscal year 2011 was adversely affected by the slower economy generally and in the aerospace industry in particular that contributed to reduced sales as well as by our continued investment in the development of new products. The Virginia property held for sale uses cash for continued maintenance and debt servicing without contributing to our operations, thereby adversely affecting our results of operations.

Our ability to enhance gross profit and operating results will require that we continuously improve throughput in our manufacturing processes while reducing costs and inefficiencies in our operations through better resource management. We are well engaged in implementing lean manufacturing principles, supported by training programs, to further develop a consistent, disciplined, and innovative engineering and production culture. We complement these initiatives with a marketing and sales strategy that builds on our market presence and core competencies in sensor, air data computation, and display technologies.

We believe that the investments that the Company has been making, and will continue to make in support of our customers, will pay off strongly as our markets continue their recovery. Greatly improved operating metrics, as well as direct customer feedback with respect to quality and delivery performance, is resulting in the Company being far better positioned to win new business. Our improved systems, focused value stream teams, and growing capabilities should enable us to far more reliably fulfill commitments to our customers, suppliers, and shareholders.

Fiscal year 2011 compared to fiscal year 2010

Net sales were $29,618,000 during fiscal year 2011, a decrease of $1,518,000, or 5%, compared to $31,136,000 for fiscal year 2010. During fiscal year 2011, our sales volume decreased from the prior year by approximately $5.1 million on reduced demand for air data products, sensing products, spares, electronic display instruments and air data test equipment, offset by approximately $3.1 million of increased sales volume of instrumentation and $0.5 million of repairs and other sales.

Gross profit for fiscal year 2011 was 30.8% compared to 34.9% for fiscal year 2010. The decrease in gross profit in fiscal year 2011, as a percent of sales, reflects (a) the effects of a significantly higher mix of mechanical products that produce lower gross margins versus the higher sales of transmitter products, sensor products and spares in the prior year, (b) lean investment activities, and (c) contract loss provisions of approximately $1,227,000 on three customer funded development contracts. These customer-funded programs generating the contract loss provisions are nearing their final stages of development and entering the qualification testing stage. We view these costs as investments in technology and capabilities that we expect to benefit future business opportunities.

Selling, general and administrative expenses for fiscal year 2011 increased $690,000, or 10%, compared to fiscal year 2010. The net increase was primarily due to (a) increases in IR&D costs, offset by (b) decreases in legal and consulting expenses.

Interest expense, net increased to $745,000 in fiscal year 2011 from $602,000 in fiscal year 2010, in large part because of interest expense relating to the Investors’ Notes Payable (as defined below) and an increased debt balance.

Gains from casualty of $235,000 and $550,000 in fiscal years 2011 and 2010, respectively, relate to the insurance claim from our August, 2008 fire. We reported a loss on extinguishment of debt in fiscal year 2011 in the amount of $78,000 representing (a) accelerated accretion expense relating to the portion of the Notes Payables repaid early and (b) costs relating to the extinguishment of debt with our prior bank.

Income tax expense was $455,000 in fiscal year 2011 compared to a tax benefit of $172,000 for fiscal year 2010. Fiscal year 2010 was favorably impacted by the $1,900,000 reversal of the valuation allowance recorded in fiscal year 2009, the effects of which were partly offset by significantly increased profitability generated by operations in fiscal year 2010.

For fiscal year 2011, our net income was approximately $625,000, or $0.17 basic and $0.15 diluted income per share, compared to net income of approximately $4,261,000, or $1.15 basic and $1.09 diluted income per share for the year ended January 31, 2010. The decrease in net income for fiscal year 2011 was driven by the decreased sales volume combined with lower gross margin performance, while fiscal year 2010 significantly benefitted from the reversal of the $1,900,000 tax valuation allowance. For fiscal year 2010, basic and diluted income per share included approximately $0.51 and $0.49, respectively, that was attributable to the reversal of the tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of capital have been cash flows from operations and borrowings under our credit facility.  As of January 31, 2011, we had approximately $162,000 in cash and cash equivalents, compared to approximately $0 as of January 31, 2010.  In addition, as of January 31, 2011, we had $1,687,000 available under the Credit Facility described below.

Our cash provided by operating activities was $511,000 for fiscal year 2011, an increase in cash provided of $543,000 compared to cash used of $32,000 for fiscal year 2010. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•	$2,365,000 from decreased repayments of customer advances in fiscal year 2011, compared to repayments of customer advances in fiscal year 2010,

•	$954,000 from an increase to the contract loss provision,

•	$659,000 from increased accrual of expenses and other liabilities in fiscal year 2011 compared to expense accrual levels in fiscal year 2010 and

•	$570,000 from a noncash provision for income taxes for fiscal year 2011 compared to the provision for income taxes for fiscal year 2010;

primarily offset by increases in cash used in operating activities of:

•	$3,636,000 from decreased operating net income in fiscal year 2011 compared to operating net income in fiscal year 2010 and

•	$800,000 from increased prepayment of expenses and other current assets in fiscal year 2011 compared to fiscal year 2010.

Our cash used in investing activities decreased $1,083,000 in fiscal year 2011 compared to fiscal year 2010 due primarily to purchases of $908,000 in capital improvements and equipment during fiscal year 2011 compared to purchases of $1,991,000 of capital improvements and equipment during fiscal year 2010 related primarily to the replacement of fixed assets lost in the August 2008 fire.

Our cash provided by financing activities for fiscal year 2011 was $559,000 compared to cash provided by financing activities in fiscal year 2010 of $2,023,000. The change was attributable to $611,000 of net proceeds from our refinancing of the Wachovia Bank debt facilities with our M&I Bank credit facility, as well as an additional $600,000 of proceeds from the Investors’ Notes Payable described below, both during fiscal year 2011. We paid down the Notes Payable during fiscal year 2011 in the amount of $800,000 and fully paid the remaining balance of the Investors’ Notes Payable on March 31, 2011.

Our days sales in accounts receivable unfavorably increased to 57 days at January 31, 2011, up from 40 days at January 31, 2010, due in large part to our customers’ lengthening their payment cycles. Through cash management and purchasing practices, our outstanding balances with production suppliers favorably improved as days purchases in accounts payable decreased to 46 days at January 31, 2011, down from 52 days at January 31, 2010.  We continue to be challenged to maintain favorable payment terms with certain suppliers.  We continue to deal with residual production issues from the impact of the August 8, 2008 fire.  During fiscal year 2011, we repaid the remaining $452,000 in customer advances outstanding at January 31, 2010, which those customers made to us to accommodate our financial circumstances following the fire.  We have not yet sold the Earlysville, Virginia facility, although active marketing efforts are continuing.

Because of these circumstances and the decline in our income compared fiscal year 2010, we continue to experience liquidity constraints.  We will depend on our ability to achieve expected operating results to maintain sufficient liquidity to (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2012 and beyond. Our failure to successfully achieve these results could have a material adverse effect on our liquidity and operations and could require us to implement curative measures, including raising capital, deferring planned capital expenditures, reductions in force, further facility consolidation, reducing discretionary spending, and selling assets.

M&I Bank Credit Facility

On April 30, 2010, we entered into a Loan Agreement (the “Loan Agreement”) with M&I Bank with a maximum amount of credit facilities available to us of $10,100,000 (collectively, the "Credit Facility"). The Loan Agreement provides for (a) a $4,000,000 revolving line of credit (the “Revolving Credit Line Note”) used for working capital, (b) a $3,500,000 first real estate mortgage loan (the “Real Estate Mortgage Note”) used to refinance an existing loan related to our Clearwater, Florida facility, (c) a $1,900,000 term loan (the “Equipment Term Note” and together with the Real Estate Mortgage Note, the “Bank Notes”) used to refinance an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs, and (d) a $700,000 equipment line of credit (the “Equipment Credit Line Note” and together with the Revolving Credit Line Note, the “Credit Line Notes”) used to purchase equipment for use in our business.  The Credit Facility is secured by substantially all of our assets.

Actual amounts available under the Revolving Line Note are determined by a defined borrowing base consisting primarily of our eligible receivables and inventory.  As of January 31, 2011, we had $1,687,000 available for advances under the Revolving Line Note.  We are in discussions with our lender to extend the Revolving Credit Note, which is scheduled to mature on June 28, 2011.  The interest rate on the Revolving Credit Line Note is one month LIBOR plus 300 basis points with a 4% floor.

The Real Estate Mortgage Note has a three-year term, a 15 year amortization period and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. The Equipment Term Note has a three-year term, a five year amortization period and the interest rate is one month LIBOR plus 340 basis points with a 4% floor.  The Equipment Credit Line Note has a three-year term, a five year amortization period, and the interest rate is one month LIBOR +325 basis points with a 4% floor.

We used proceeds from the Credit Facility, in part, to fully satisfy outstanding debt and fees owed to Wachovia Bank, our former lender, of $7,521,830. We will use available funds received and financing available under the Credit Facility for new product development, working capital, and capital expenditure needs.

Our Loan Agreement contains financial and other restrictive covenants which required that as of January 31, 2011, we maintain: (i) on a consolidated basis, Total Stockholders’ Equity, defined as the value of total assets less total liabilities, equal to at least $7,419,000, which increases on a quarterly basis in an amount equal to ninety percent (90%) of our net income (calculated on a consolidated basis) for the quarter; (ii) on a consolidated basis, a ratio of Funded Debt, defined as all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term debt, less the non-current portion of Subordinated Liabilities, defined as liabilities subordinated to our obligations to the lender in a manner acceptable to the lender in its sole discretion, to EBITDA not exceeding 3.0:1.0; and (iii) on a consolidated basis, a Fixed Charge Coverage Ratio, defined as the ratio of (a) the sum of EBITDA plus lease expense and rent expense, minus income tax, minus dividends, withdrawals, and other distributions, to (b) the sum of cash interest expense, lease expense, rent expense, scheduled principal amortization actually paid to the lender during the measuring period (excluding any principal payments under the Revolving Credit Line Note and the Investors’ Notes Payable), and scheduled payments on capitalized lease obligations during the measuring period, of at least 1.20:1.0. We calculate these covenants at the end of each quarterly reporting period for which the lender requires financial statements.

For the period measured as of January 31, 2011, we did not comply with the Funded Debt to EBITDA covenant in the Credit Facility.  On April 28, 2011, the lender waived our non-compliance with the Funded Debt to EDITDA covenant. On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, the lender amended the Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012.  The lender also extended the maturity date of the Revolving Credit Line Note to June 28, 2011.  Although the lender waived our compliance with this covenant and amended the Credit Facility, there is no assurance that the lender will waive compliance or amend the Credit Facility in future periods, if such a waiver or amendment is needed.  We are in discussions with the lender to further extend the maturity of the Revolving Credit Line Note for another year, but there is no assurance that the lender will do so.

On October 12, 2010, we borrowed an additional $700,000 on the Equipment Credit Line Note, which replenished cash that we used to purchase and construct equipment over the 12 months before that date. We used this borrowed cash to accelerate repayment of the Investors’ Notes Payable, as described below.

Investors’ Notes Payable

On May 14, 2009, we entered into separate unsecured loans (the “Notes Payable”) with three separate private investors (collectively, “the Investors”):  Bruce J. Stone, Redmond Family Investments, LLLP and Martin L. Schaffel. Each Note Payable contained a drawdown provision allowing us to borrow up to an aggregate of $2,000,000. Documentation for the Notes Payable provided for issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to us and common shares at the rate of one share for every ten dollars loaned to us. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

On May 21, 2009, we borrowed an aggregate principal amount of $800,000 under the Notes Payable. This transaction resulted in issuance of 200,000 warrants to the Investors that are exercisable until the warrants expire on April 10, 2015, as well as 80,000 common shares. This aggregate amount borrowed of $800,000 was initially payable in full under each of the three notes on or before April 10, 2010. The warrants and common shares are recorded as a separate component of interest and are being accreted into the loan balance over the term of the loan.

On February 19, 2010, we borrowed an additional $600,000 from the Investors under the Notes Payable and entered into amendments to the Notes Payable. These modifications (a) extended the maturity date of the subordinated notes for a period of one year from April 10, 2010 to April 10, 2011, (b) removed our obligation to issue shares of our common stock on each cash drawdown made on or after February 19, 2010, (c) revised the ratio of common shares underlying warrants issuable per each $1.00 of principal amount borrowed from “.25 shares per $1.00 of principal amount” to “.20 shares per $1.00 of principal amount” with respect to cash drawdowns made on or after February 19, 2010, and (d) deleted certain negative covenants relating to the issuance of securities.  The warrant modifications (a) extended the expiration date of any warrants issued prior to February 19, 2010 for a period of five years from April 10, 2015 to April 10, 2020, (b) extended the expiration date of any warrants issued on or after February 19, 2010 from April 10, 2015 to the sixth anniversary date of the issuance of the warrant certificate, and (c) revised the purchase price for any warrants issued on or after February 19, 2010 from $0.64 per share to a price equal to 50% of the volume weighted average of the selling price of our common stock on February 12, 2010 and for the 19 trading days prior to February 12, 2010, or $1.98 per share.  The related warrants (120,000 issued to the Investors pursuant to the additional $600,000 loan) are exercisable at any time before the warrants expire on February 19, 2016.

The warrants and common shares issued under the Notes Payable are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the fiscal years ended 2011 and 2010, we recognized accretion of $263,000 and $294,000, respectively, presented as additional interest expense.  In addition, as a result of early repayments to the Investors during fiscal year 2011, we recognized accelerated interest accretion expense in the amount of $78,000, which is reported as loss on extinguishment of debt.

On March 31, 2011, we completed repayment of the Notes Payable in full satisfaction of the remaining debt outstanding of $600,000 as of January 31, 2011.

Working Capital and Capital Expenditures

Our working capital at January 31, 2011 was $8,496,000 compared to $2,326,000 at January 31, 2010. An increase in working capital of $4,985,000 as of January 31, 2011 relates primarily to the reclassification of long-term debt from current liabilities to non-current liabilities due to the refinancing of our bank debt with Wachovia Bank by M&I Bank.  Additionally, increases to accounts receivable and prepaid and other current assets in the amount of $1,232,000 and $1,367,000, respectively, contributed to the increase.  These favorable working capital variances are offset in part by an unfavorable working capital variance associated with an increase in accrued liabilities of $1,175,000.

The collection of our accounts receivable is the primary source of cash used to fund our operations. Our banking line of credit is used as an additional source of cash as necessary from time to time, and we sweep any excess cash back against the line of credit on a daily basis to minimize interest expense. Provided we achieve expected operating results, we believe that cash collected from our accounts receivable, as further supplemented by advances under our banking facilities, will be adequate to fund our ongoing operations for the next twelve months.

Our future capital requirements depend on numerous factors, including research and development, expansion of product lines and other factors. Furthermore, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources. Currently, our constrained cash flow from operations prohibits us from meeting these challenges through organic growth.

Our capital expenditures for fiscal year 2011 were $908,000, compared to $1,991,000 for fiscal year 2010. Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We replaced certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2011 and 2010.  Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2011.

Contractual Obligations

The following table presents estimated cash requirements for contractual obligations outstanding as of January 31, 2011.

	Payments Due By Period
	Less Than	One Year to	Greater Than 3
	One Year	3 Years	Years to 5 Years	After 5 Years	Total

Purchase commitments	$2,932,000	$522,000	$-	$-	$3,454,000
Long-term debt	1,255,000	4,658,000	327,000	-	6,240,000
Revolving credit facility	2,313,000	-	-	-	2,313,000
Operating leases	175,000	151,000	-	-	326,000
Total contractual obligations	$6,675,000	$5,331,000	$327,000	$-	$12,333,000

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

In connection with the acquisition, we, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby we paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in our common stock once we obtain certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date. As of January 31, 2011, no additional consideration has been recorded, nor have the contingencies been met.

Environmental Matters

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $808,000 as of January 31, 2011. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less costs to sell. Costs incurred during the year ended January 31, 2011 totaled $124,000 and costs incurred during the year ended January 31, 2010 totaled $153,000. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2012.

After the August 8, 2008 fire at our Clearwater, Florida facility, during a routine investigation by local environmental agencies we were cited for several violations relating to the storage, handling and disposal of normal chemicals, solvents and paints used in our production facility. Our remediation plan, to avoid future violations and the payment of the above civil penalties, was submitted and subsequently approved by the Florida DEP. During the three months ended April 30, 2010, the Company completed the construction of a materials handling building at a cost of $116,000. On June 7, 2010, the Company received a release of said violations and civil penalties from the Florida DEP.

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

For fixed-price contracts, the Company may recognize revenue on a Units of Accounting basis. The Units of Accounting method requires the Company to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The Company makes that determination at the inception of the arrangement and as each item in the arrangement is delivered. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if (a) the delivered item(s) have value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s) and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

The Company may also recognize its revenue under the completed contract method.

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

Occasionally the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Units of Accounting method.  The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications.

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

Work In Process Inventories

We employ certain methods to estimate the value of work in process inventories for financial reporting purposes. Our practice has been to conduct cycle counts of inventory throughout the year. Generally, for items that are in process at the end of a fiscal year, we will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for fiscal years 2011 and 2010.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $808,000 as of January 31, 2011. We have capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the year ended January 31, 2011 totaled $124,000 and costs incurred during the year ended January 31, 2010 totaled $153,000. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2012.

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

Long-Lived Assets

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-40 Years
Machinery and equipment	3-15 Years
Patterns, dies, and tools	3-5 Years
Furniture and fixtures	5-10 Years

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2011 and 2010, we do not believe that any assets are impaired.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the fiscal years ended January 31, 2011 and January 31, 2010, the Company recorded stock-based compensation of $241,000 and $246,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During both fiscal years ended January 31, 2011 and January 31, 2010, the Company recorded director-fees expense, through the issuance of stock, of $60,000.

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

Adoption of New Accounting Pronouncements

In April 2011, the FASB issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies–Loss Contingencies. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts .  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30,  Intangibles – Goodwill and Other – Subsequent Measurement ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

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

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our existing debt facilities which require the payment of interest at a variable rate equal to one-month LIBOR plus 300 to 340 basis points. We therefore are exposed to market risk from changes in interest rates on funded debt. Any increase in these rates could adversely affect our interest expense. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balances on our credit facilities as of January 31, 2011, a 1% increase in interest rates would cost us approximately $80,000 annually.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures as of January 31, 2010

For the fiscal year ended January 31, 2009, the Company’s Chief Executive Officer and Acting Chief Financial Officer determined that a material weakness existed surrounding the adequate accounting for inventory. This material weakness was attributable to the loss of records and other financial data as a result of the August 8, 2008 fire that destroyed one of the buildings comprising our Clearwater, Florida facility and required re-creation of standard costing measurements for raw materials, work in process and finished goods inventory. We decided on a course of action to address specific areas for improvement in our standard cost accounting system, thereby addressing the contributors to the material weakness surrounding the adequate accounting for inventory. As of January 31, 2010, a number of improvements to the standard cost accounting system had been implemented and a number of mitigating controls had been established. However, as of the year ended January 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that (i) a material weakness continued to exist surrounding the adequate accounting for inventory despite significant control improvements that were implemented in fiscal year 2010 and (ii) due to this material weakness, our disclosure controls and procedures were not effective, as of January 31, 2010, at a reasonable level of assurance, to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Clarification of Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures as of January 31, 2010

Although our annual report on Form 10-K for the year ended January 31, 2010 (the “2010 10-K”) indicated management’s implicit conclusion that our disclosure controls and procedures were not effective as of January 31, 2010, the Company failed to expressly state in the 2010 10-K that the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures were not effective.  However, by way of clarification, the Company has included this express conclusion above under the heading “Evaluation of Disclosure Controls and Procedures as of January 31, 2010.”

Evaluation of Disclosure Controls and Procedures as of January 31, 2011

During fiscal year 2011, the Company addressed the remaining issues in our standard cost system that contributed to the material weakness existing as of January 31, 2010 by significantly improving our internal controls relating to the adequate accounting for inventory, as described in more detail below under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that all material information required to be included in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and implemented by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of January 31, 2011 pertaining to financial reporting in accordance with the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment under the framework of the criteria in Internal Control-Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of January 31, 2011.

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the year ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been changes during the period covered by this report relating to the remediation of the material weakness concerning the adequate accounting for inventory.

The internal controls relating to the adequate accounting for inventory were significantly improved, including:

•	The functionality and controls of the cost system are now understood and consistently applied,
•	As additions to inventory occur, transactions are reviewed for proper coding and cost accounting,
•	Standard costs are properly coded and costed to reflect production methods (i.e. manufactured processes versus purchased or subcontracted inventory),
•	As inventory codes and standard costs are updated or initially established, we now have controls to ensure inventory valuations are calculated properly,
•	Costs are updated in a test environment for thorough analysis prior to recording into inventory,
•
We have enhanced our methods for identifying appropriate inventory provisions for obsolescence and slow moving inventory by analyzing inventory with more specificity and more routinely than in the past,

•	We have improved our controls over physical inventory and we have established an effective cycle count program, and

•	We have also implemented a number of mitigating controls, including various analyses and reporting tools, to provide additional assurance that any material error will not be undetected.

As a result of these improvements, we believe that we now have proper review, application and control of the standard cost system and accounting for inventory.

ITEM 9B.	OTHER INFORMATION

On January 10, 2011, we entered into a First Amendment to Loan Agreement (the “First Amendment”).  The First Amendment amends Section 1.2 of the Loan Agreement by increasing the aggregate total inventory component of the borrowing base from $1.5 million to $2.0 million. The foregoing description of the amendment is not complete and is qualified in its entirety by the actual terms of the Amendment, a copy of which is incorporated herein by reference and attached as Exhibit 10.17.

On April 28, 2011, M&I Bank waived the Company’s January 31, 2011 non-compliance with the Funded Debt to EDITDA covenant in the Credit Facility.

On April 29, 2011, we entered into a Joint Amendment to Loan Agreement and Revolving Line of Credit Note (the “Amendment”).  The Amendment amends the Funded Debt to EBITDA covenant within the Loan Agreement by changing this covenant to 4.0:1.0 for the balance of fiscal year 2012, and also extends the maturity date of the Revolving Credit Line Note to June 28, 2011.  The foregoing description of the amendment is not complete and is qualified in its entirety by the actual terms of the Amendment, a copy of which is incorporated herein by reference and attached as Exhibit 10.18.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors and certain Executive Officers required by Item 10 shall be included in the Proxy Statement and is incorporated herein by reference.

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

10.1*	Employment Agreement, dated April 17, 2008, between the Company and Douglas Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 23, 2008.

10.2*
Amended and Restated Employment Agreement, dated November 28, 2005, between the Company and Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.3	Employment Agreement, dated August 25, 2008, between the Company and Thomas Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2008.

10.4*
Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed on August 31, 2007.

10.5
Share Purchase Agreement, dated August 21, 2007, between the Company, OP Technologies, Inc., Optimization Technologies, Inc. and certain shareholders thereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 24, 2007.

10.6	Form of Loan Agreement, dated May 14, 2009, between the Company and Investors, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.7
Form of 14% Subordinated Note, dated May 14, 2009, between the Company and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Investors incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.8	Form of Warrant Certificate between the Company and Investors, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.9	Employment Agreement, dated May 26, 2009, between the Company and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 29, 2009.

10.10
$4,000,000 Revolving Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.11
$3,500,000 Real Estate Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.12
$1,900,000 Equipment Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.13
$700,000 Equipment Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.14
Security Agreement dated as of April 30, 2010 between the Company and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.15
Mortgage, Security Agreement and Assignment of Rents dated as of April 30, 2010 between the Company and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.16
Guaranty Agreement dated as of April 30, 2010 between the Company and M&I Marshall & Ilsley Bank, incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.17	First Amendment to Loan Agreement dated as of January 10, 2011 between the Company and M&I Marshall & Ilsley Bank.

10.18	Joint Amendment to Loan Agreement and Revolving Line of Credit Note dated as of April 29, 2011 between the Company and M&I Marshall & Ilsley Bank.

21	Subsidiaries of the Registrant, as of January 31, 2011

23.1	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C.

23.2	Consent of Independent Registered Public Accounting Firm- Kirkland, Russ, Murphy & Tapp, P.A.

24	Power of Attorney, incorporated into the Signature Page hereto.

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

* Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By:	/s/ Douglas J. Hillman	Date: May 2, 2011
President and Chief Executive Officer

By:	/s/ Kevin J. Purcell	Date: May 2, 2011
Chief Financial Officer

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

/s/ Douglas J. Hillman	Date: May 2, 2011

Douglas J. Hillman,
President, Chief Executive Officer and Director

/s/ P. Mark Perkins

P. Mark Perkins,	Date: May 2, 2011
Executive Vice President and Director

/s/ Donald Russell	Date: May 2, 2011

Donald Russell, Director

/s/ Thomas E. Whytas, Jr.	Date: May 2, 2011
Thomas E. Whytas, Jr., Director

/s/ Roy Robinson	Date: May 2, 2011

Roy Robinson, Director

AEROSONIC CORPORATION AND SUBSIDIARIES

Table of Contents	Page(s)

Report of Independent Registered Certified Public Accounting Firm - 2011	F-2

Report of Independent Registered Certified Public Accounting Firm - 2010	F-3

Consolidated Financial Statements:

Consolidated Balance Sheets – January 31, 2011 and 2010	F-4

Consolidated Statements of Operations – For the Years Ended January 31, 2011 and, 2010	F-5

Consolidated Statements of Stockholders' Equity – For the Years Ended January 31, 2011 and 2010	F-6

Consolidated Statements of Cash Flows – For the Years Ended January 31, 2011 and 2010	F-7

Notes to the Consolidated Financial Statements	F-8 – F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aerosonic Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aerosonic Corporation and Subsidiaries as of January 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and Subsidiaries as of January 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida
May 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aerosonic Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Aerosonic Corporation and Subsidiaries as of January 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and Subsidiaries as of January 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kirkland, Russ, Murphy & Tapp, P.A.

Clearwater, Florida
April 29, 2010

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$162,000	$-
Accounts receivable, net	4,653,000	3,421,000
Inventories, net	7,363,000	7,743,000
Prepaid expenses and other current assets, net	2,402,000	1,035,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	1,617,000	1,613,000
Total current assets	18,259,000	15,874,000
Property, plant and equipment, net	3,518,000	2,917,000
Deferred income taxes	1,198,000	1,831,000
Intangible assets, net	255,000	450,000
Goodwill	366,000	366,000
Other assets, net	82,000	38,000
Total assets	$23,678,000	$21,476,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$2,313,000	$2,165,000
Current maturities of long-term debt	1,255,000	5,768,000
Accounts payable, trade	2,544,000	2,717,000
Customer advances	-	452,000
Compensation and benefits	780,000	720,000
Income taxes payable	-	67,000
Accrued sales commissions	79,000	42,000
Accrued expenses and other liabilities	2,792,000	1,617,000
Total current liabilities	9,763,000	13,548,000
Long-term debt	4,985,000	-
Unrecognized tax benefits	-	40,000
Deferred income taxes	95,000	168,000
Total liabilities	14,843,000	13,756,000
Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,180,239 shares and 4,162,289 shares at January 31, 2011 and 2010, respectively; outstanding 3,749,472
shares and 3,731,522 shares at January 31, 2011 and 2010, respectively.	1,672,000	1,665,000
Additional paid-in capital	6,232,000	5,749,000
Retained earnings	4,094,000	3,469,000
Less treasury stock: 430,767 shares at both January 31, 2011 and 2010, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	8,835,000	7,720,000
Total liabilities and stockholders' equity	$23,678,000	$21,476,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended January 31, 2011 and 2010

	2011	2010

Sales, net	$29,618,000	$31,136,000
Cost of sales	20,486,000	20,268,000
Gross profit	9,132,000	10,868,000
Selling, general and administrative expenses	7,415,000	6,725,000
Operating income	1,717,000	4,143,000
Other (expense) income:
Interest expense, net	(745,000)	(602,000)
Gain from casualty loss	235,000	550,000
Other expense	(49,000)	(2,000)
Loss on extinguishment of debt	(78,000)	-
	(637,000)	(54,000)
Income before income taxes	1,080,000	4,089,000
Income tax (expense) benefit	(455,000)	172,000
Net income	$625,000	$4,261,000

Basic income per share	$0.17	$1.15

Diluted income per share	$0.15	$1.09

Weighted average shares outstanding basic	3,739,211	3,689,914

Weighted average shares outstanding fully diluted	4,053,299	3,905,868

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended January 31, 2011 and 2010

	Common Stock		Additional	Retained
	Shares		Paid-In	Earnings	Treasury
	Outstanding	Amount	Capital	(Deficit)	Stock	Total
Balance at January 31, 2009	3,620,343	$1,621,000	$5,141,000	$(792,000)	$(3,163,000)	$2,807,000
Net income	-	-	-	4,261,000	-	4,261,000
Directors' equity compensation	31,179	12,000	48,000	-	-	60,000
Stock issued for short-term note	80,000	32,000	91,000	-	-	123,000
Warrants issued for short-term note	-	-	283,000	-	-	283,000
Stock-based compensation	-	-	186,000	-	-	186,000
Balance at January 31, 2010	3,731,522	1,665,000	5,749,000	3,469,000	(3,163,000)	7,720,000
Net income	-	-	-	625,000	-	625,000
Directors' equity compensation	16,950	7,000	53,000	-	-	60,000
Exercise of stock options	1,000	-	1,000	-	-	1,000
Warrants issued for short-term note	-	-	249,000	-	-	249,000
Stock-based compensation	-	-	180,000	-	-	180,000
Balance at January 31, 2011	3,749,472	$1,672,000	$6,232,000	$4,094,000	$(3,163,000)	$8,835,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$625,000	$4,261,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	307,000	271,000
Amortization	229,000	246,000
Accretion on long-term debt	263,000	294,000
Loss on early extinguishment of debt	78,000	-
Provision for bad debt	60,000	224,000
Provision for obsolete and slow-moving inventory	399,000	230,000
Provision for warranty	23,000	70,000
Provision for contract losses	1,227,000	273,000
Stock-based compensation	241,000	246,000
Gain from casualty	(235,000)	(550,000)
Proceeds from insurance	235,000	550,000
Provision for deferred income taxes	556,000	(14,000)
Unrecognized tax benefits	(40,000)	(214,000)
Changes in assets and liabilities:
Accounts receivable, net	(1,292,000)	(1,827,000)
Inventories, net	(19,000)	89,000
Prepaid expenses and other current assets, net	(1,367,000)	(901,000)
Other assets	(109,000)	225,000
Accounts payable, trade	(173,000)	(170,000)
Customer advances	(452,000)	(2,817,000)
Compensation and benefits	60,000	112,000
Income tax payable	(67,000)	67,000
Accrued expenses and other liabilities	(38,000)	(697,000)
Net cash provided by (used in) operating activities	511,000	(32,000)

Cash flows from investing activities:
Capital expenditures	(908,000)	(1,991,000)
Net cash used in investing activities	(908,000)	(1,991,000)

Cash flows from financing activities:
Net increase in revolving credit facility	148,000	1,618,000
Principal payments on notes payable	(800,000)	-
Proceeds from issuance of notes payable	600,000	800,000
Principal payments on long-term debt	(5,501,000)	(395,000)
Proceeds from refinancing of long-term debt	6,112,000	-
Net cash provided by financing activities	559,000	2,023,000
Change in cash and cash equivalents	162,000	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$162,000	$-

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$467,000	$306,000
Income taxes	$67,000	$-

Non-cash financing and other transactions:
Common stock issued	$-	$123,000
Common stock warrants issued	$249,000	$283,000
Accrued environmental costs related to property held for sale	$-	$350,000

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

Financial Condition and Management’s Plans

On April 30, 2010, the Company refinanced its Wachovia Bank, N.A. (“Wachovia”) debt totaling $7,481,000 with new debt facilities from M&I Marshall & Ilsley Bank (“M&I Bank”) with a maximum credit availability of $10,100,000. On May 1, 2010, the Wachovia debt was repaid with proceeds available under the M&I Bank facilities.

Prior to the debt refinancing, and as of January 31, 2010, the Company was not in compliance with certain debt covenants with Wachovia Bank, N.A.. As a result, the Company’s total debt with Wachovia, which was $7,245,000 at January 31, 2010, was subject to acceleration and was classified as current on the consolidated balance sheet at January 31, 2010. The Company received a written waiver from Wachovia through June 30, 2010 relating to its covenant for noncompliance.

For the period measured as of January 31, 2011, the Company did not comply with the Funded Debt to EBITDA covenant in its credit facility with M&I Bank.

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

Reclassifications

Certain amounts in the fiscal year 2010 financial statements have been reclassified to conform to the fiscal year 2011 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

Work In Process Inventories

The Company employs certain methods to estimate the value of work in process inventories for financial reporting purposes. The Company’s practice has been to conduct cycle counts of inventory throughout the year. Generally, for items that are in process at the end of a fiscal year, the Company will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for fiscal years 2011 and 2010.

Manufacturing Overhead Cost Application

The Company establishes its inventoriable cost of manufacturing overhead by calculating its overhead costs as a percentage of direct labor and applying that percentage to direct labor that has been charged to inventory on a twelve month rolling average basis. This application percentage is reviewed and adjusted annually.

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result, of the initial and subsequent surveys, remaining contamination treatment costs are estimated at $808,000. The Company has capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the year ended January 31, 2011 totaled $124,000 and costs incurred during the year ended January 31, 2010 totaled $153,000.

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

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-40 Years
Machinery and equipment	3-15 Years
Patterns, dies and tools	3-5 Years
Furniture and fixtures	5-10 Years

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

The Company records provisions dealing with uncertain tax positions as required in ASC740.

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

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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

For fixed-price contracts, the Company may recognize revenue on a Units of Accounting basis. The Units of Accounting method requires the Company to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The Company makes that determination at the inception of the arrangement and as each item in the arrangement is delivered. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if (a) the delivered item(s) have value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s) and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor.

The Company may also recognize its revenue under the completed contract method.

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

Occasionally the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Units of Accounting method.  Contracts in process at January 31, 2011, presented as contracts A, B and C, are being accounted for under the Milestone method.  The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications. During the fiscal year ended January 31, 2011, revenue recognized through the achievement of two substantive milestones (#2 and #3) within contract A, amounted to $108,000.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Milestone considerations for contracts in process at January 31, 2011 include:

Contract A	Milestone consideration
Milestone 1 (Non-Substantive)	218,000
Milestone 2 (Substantive)	32,000
Milestone 3 (Substantive)	33,000
Milestone 4 (Substantive)	65,000
Milestone 5 (Substantive)	65,000
Milestone 6 (Substantive)	65,000
Milestone 7 (Substantive)	66,000
544,000

Contract B	Milestone consideration
Milestone 1 (Substantive)	100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
662,000

Contract C	Milestone consideration
Milestone 1 (Substantive)	2,000
Milestone 2 (Substantive)	24,000
Milestone 3 (Substantive)	47,000
Milestone 4 (Substantive)	19,000
Milestone 5 (Substantive)	92,000
Milestone 6 (Substantive)	38,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	81,000
Milestone 9 (Substantive)	28,000
Milestone 10 (Substantive)	17,000
Milestone 11 (Substantive)	6,000
Milestone 12 (Substantive)	37,000
Milestone 13 (Substantive)	121,000
Milestone 14 (Substantive)	550,000

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

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Research and Development

R&D costs that are not associated with specific customer contract requirements are included in selling, general and administrative expenses and approximated $1,500,000 and $559,000 for the years ended January 31, 2011 and 2010, respectively. R&D costs associated with specific products, as part of one of the Company’s product development programs, are presented as a deferred charge in prepaid expenses and other current assets, net and approximated $2,287,000 and $864,000 for the year ended January 31, 2011 and January 31, 2010, respectively. See Note 11 for further discussion of the Company’s product development programs.

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

The Company issued 171,500 stock options to employees during fiscal year 2010. The Company did not issue stock options to employees during fiscal year 2011.  The weighted average per share fair value of options granted was determined using the Black-Scholes option-pricing model with the following assumptions (See Note 13 for further discussion of stock-based compensation):

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

2010
Volatility	63% - 75%
Risk-free interest rate	0.36% - 0.72%
Expected life in years	10.00
Dividend yield	0%

Income per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of potential common stock, using the treasury stock method.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and receivables. As of January 31, 2011 and 2010, substantially all of the Company’s cash balances were deposited with financial institutions determined by management to be of high credit quality. During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aerospace industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies. The Company employs a method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk. These amounts have been insignificant.

Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings and certain accrued liabilities are included in the consolidated financial statements at amounts which approximate fair value because of the short term nature of these instruments. The carrying amount of long-term debt at January 31, 2011 and 2010 approximates fair value as these instruments have adjustable rates which change in accordance with the market.

Adoption of New Accounting Pronouncements

In April 2011, the FASB issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies–Loss Contingencies. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations, cash flows, or disclosures.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts .  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30,  Intangibles – Goodwill and Other – Subsequent Measurement ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

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

On August 21, 2007, the Company purchased 100% of the outstanding stock of OP Tech from Optimization Technologies, Inc., an Oregon corporation (the “Seller”). In connection with the acquisition, the Company, OP Tech, and the Seller, along with certain holders of the Seller’s capital stock, entered into a Share Purchase Agreement (the “SPA”), whereby the Company paid $1,000,000 to the Seller. The SPA also provides for the Seller to additionally receive: (i) up to $80,000 payable in Company common stock once the Company obtains certain federal certifications for OP Tech’s products, subject to Seller’s delivery of a duly executed subscription agreement, which provides for the Seller’s receipt of such stock, and a duly executed lock-up agreement, which prohibits a transfer by Seller for two years from the date of issuance of such stock and (ii) up to $1,000,000 if certain sales targets ($10,000,000 or greater) are met with respect to OP Tech’s products within three years of the Closing Date. The aforementioned contingencies were not met as of January 31, 2011.

3.	Consolidation Plan and Restructuring Costs

On March 9, 2007, the Company announced the consolidation of the manufacturing functions of its Earlysville, Virginia, operation into its Clearwater, Florida facility. This consolidation was a continuation of the Company’s actions to be more responsive to customers’ demands. Avionics’ existing support and repair/overhaul activities have remained in the Earlysville area and have relocated to a new facility more appropriately sized for the Company’s streamlined structure.

In accordance with U.S. GAAP, the Company, for the years ended January 31, 2011 and 2010, recognized a total of approximately $154,000 and $262,000, respectively, in restructuring costs including severance, benefits, facilities and other costs, which are included in selling, general and administrative expenses. See Note 19 for further discussion on the consolidation of the Virginia operation into the Florida facility.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

4.	Accounts Receivable

Accounts receivable at January 31, 2011 and 2010 consisted of the following:

	2011	2010
Accounts receivable, trade	$5,261,000	$4,074,000
Less: allowance for doubtful accounts	(608,000)	(653,000)
Accounts receivable, net	$4,653,000	$3,421,000

The Company’s allowance for doubtful accounts activity for the years ended January 31, 2011 and 2010 was as follows:

	2011	2010
Beginning balance	$653,000	$551,000
Amounts written off	(105,000)	(16,000)
Recoveries of amounts provided for	-	(106,000)
Amounts provided for	60,000	224,000
Ending balance	$608,000	$653,000

5.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $2,287,000 and $864,000 of deferred charges related to several current engineering contracts as of January 31, 2011 and January 31, 2010, respectively. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. As of January 31, 2011, the deferred charges consist of $1,951,000 of internal engineering labor, including overhead, and $336,000 of external engineering contract labor. As of January 31, 2010, the deferred charges consist of $546,000 of internal engineering labor, including overhead, and $318,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $223,000 and $218,000 as of January 31, 2011 and January 31, 2010, respectively. Related to the deferred charges are accrued contract losses of $1,500,000 and $273,000 as of January 31, 2011 and January 31, 2010, respectively, which are included in accrued expenses and other liabilities.

Prepaid expenses and other current assets, net consisted of the following:

	2011	2010
Deferred charges on engineering contracts, net	$2,064,000	$646,000
Prepaid insurance expenses	232,000	133,000
Other prepaid expenses	106,000	256,000
Prepaid expenses and other current assets, net	$2,402,000	$1,035,000

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

6.	Inventories

Inventories at January 31, 2011 and 2010 consisted of the following:

	2011	2010
Raw materials	$7,498,000	$6,622,000
Work in process	1,906,000	2,758,000
Finished goods	383,000	388,000
Reserve for obsolete and slow moving inventory	(2,424,000)	(2,025,000)
Inventories, net	$7,363,000	$7,743,000

The Company’s reserve for obsolete and slow moving inventory activity for the years ended January 31, 2011 and 2010 was as follows:

	2011	2010
Beginning balance	$2,025,000	$1,795,000
Amounts charged to operations	399,000	230,000
Ending balance	$2,424,000	$2,025,000

7.	Property, Plant and Equipment

Property, plant and equipment at January 31, 2011 and 2010 consisted of the following:

	2011	2010
Land and improvements	$173,000	$173,000
Building and improvements	2,502,000	2,384,000
Machinery and equipment	5,038,000	4,404,000
Patterns, dies and tools	578,000	578,000
Furniture and fixtures	1,576,000	1,433,000
Construction in progress	1,495,000	1,482,000
	11,362,000	10,454,000
Less: accumulated depreciation	(7,844,000)	(7,537,000)
Property, plant and equipment, net	$3,518,000	$2,917,000

Depreciation expense was $307,000 and $271,000 for the years ended January 31, 2011 and 2010, respectively. Certain components of property, plant and equipment are pledged as collateral for debt obligations. See Note 12 for further discussion of collateralized property, plant and equipment.

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

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The net book value of inventory and fixed assets destroyed in the fire was $1,009,000 and $647,000, respectively, resulting in a gain from casualty loss of $550,000 and $944,000 for the years ended January 31, 2010 and 2009, respectively.

Additionally, the Company’s insurance coverage provided for business interruption recovery. The Company engaged the services of outside legal counsel and a cost recovery specialist to assist with this recovery. Professional fees associated with these services were $200,000 for the year ended January 31, 2010, which is included in selling, general and administrative expenses. The Company has also incurred additional costs for travel, rent and clean-up associated with the fire, which totaled $89,000 for the year ended January 31, 2010, and are included in cost of sales and selling, general and administrative expenses.

On February 4, 2010, the Company settled its claims against its insurance carrier and insurance broker in consideration of payment to the Company of $235,000.  The settlement released both defendants from all future claims relating to the fire loss on August 8, 2008 at the Company’s Clearwater, Florida facility.

8.	Intangible Assets

Intangible assets as of January 31, 2011 and 2010 consisted of the following:

	Useful Lives	2011	2010
Intangible assets subject to amortization:
Acquired product prototype	5	$730,000	$730,000
Non-compete agreeements	3	175,000	175,000
Acquired customer base	5	75,000	75,000
Total intangible assets subject to amortization		980,000	980,000
Accumulated amortization		(725,000)	(530,000)
Net		$255,000	$450,000
Intangible assets with indefinite lives:
Goodwill		$366,000	$366,000

Amortization expense related to intangible assets for the years ended January 31, 2011 and 2010 was $195,000 and $219,000, respectively. Amortization expense for the remaining useful lives of the intangible assets is $161,000 and $94,000 for the years ending January 31, 2012 and 2013, respectively.

Amortization expense related to capitalized debt issuance costs for both years ended January 31, 2011 and 2010 was $34,000 and $27,000, respectively.

Amortization expense related to intangible assets and capitalized debt issuance costs is included in selling, general and administrative expenses. Capitalized debt issuance costs are included in other assets.

9.	Notes Payable

On May 14, 2009, the Company entered into three separate unsecured notes payable, herein referred to as “Notes Payable”, with three separate private lenders, Bruce J. Stone, Redmond Family Investments, LLLP and Martin L. Schaffel, herein referred to as “the Investors”, each containing a drawdown provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements initially provided for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 based upon the cash drawdown provision of each of the three unsecured loan agreements. The 200,000 warrants issued to the Investors pursuant to the $800,000 drawdown are exercisable at any time during the period after May 21, 2010 and before the warrant expiration date of April 10, 2015. The Company also issued 80,000 common shares in connection with the $800,000 cash. The aggregate amount borrowed of $800,000 was initially payable in full under each of the three Notes Payable on or before April 10, 2010.

On February 19, 2010, the Company borrowed an additional $600,000 from the Investors under the three unsecured loan agreements entered into on May 14, 2009 and also entered into amendments to each of the three unsecured loan agreements with the Investors. The note modifications (a) extended the maturity date of the subordinated notes for a period of one year from April 10, 2010 to April 10, 2011, (b) removed Aerosonic’s obligation to issue shares of its common stock upon each cash drawdown made on or after February 19, 2010, (c) revised the ratio of common shares underlying warrants issuable per each $1.00 of principal amount borrowed from “.25 shares per $1.00 of principal amount” to “.20 shares per $1.00 of principal amount” with respect to cash draw downs made on or after February 19, 2010 and (d) deleted certain negative covenants relating to the issuance of securities.  The warrant modifications (a) extended the expiration date of any warrants issued prior to February 19, 2010 for a period of five years from April 10, 2015 to April 10, 2020, (b) extended the expiration date of any warrants issued on or after February 19, 2010 from April 10, 2015 to the sixth anniversary date of the issuance of the warrant certificate and (c) revised the purchase price for any warrants issued on or after February 19, 2010 from $0.64 per share to a price equal to 50% of the volume weighted average of the selling price of the Company’s common stock on February 12, 2010 and for the 19 trading days prior to February 12, 2010, or $1.98 per share. The 120,000 warrants issued to the Investors pursuant to the additional $600,000 loan are exercisable at any time before the expiration date of February 19, 2016.

On October 13, 2010, the Company repaid $700,000 of the outstanding balance of the Notes Payable, with each Investor receiving a pro-rata portion of the aggregate repayment amount based on the Investors’ balance on that date.

On December 31, 2010, the Company repaid an additional $100,000 of the outstanding balances of the Notes Payable, with each Investor receiving a pro-rata portion of the aggregate repayment amount based on the Investors’ balance on that date.

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the years ended January 31 2011 and 2010, the Company recognized accretion of $263,000 and $294,000, respectively, presented as additional interest expense.  In addition, as a result of the early repayments to the Investors in October and December of 2010, the Company recognized accelerated interest accretion expense in the amount of $78,000, for the year ended January 31, 2011, which is reported as loss on extinguishment of debt.

10.	Customer Advances

In September 2008, the Company began receiving advances from certain customers for unbilled product orders. Such advances were used to fund production, thus alleviating some of the Company’s liquidity challenges resulting from the August 2008 fire. The total of such advances approximated $4,965,000. These advances represent non-interest bearing prepayments and are recognized in revenue at the time of product shipments. See Note 7 for further discussion on the August 2008 casualty loss.

During fiscal year 2011, the Company fulfilled its repayment obligation by completing delivery of the Company’s products in full satisfaction of the advances.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

11.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at January 31, 2011 and 2010 consisted of the following:

	2011	2010
Environmental liability (see Note 16)	$808,000	$932,000
Contract loss provision	1,500,000	273,000
Warranty liability	144,000	167,000
Other	340,000	245,000
Accrued expenses and other liabilities	$2,792,000	$1,617,000

Contract Loss Provision

As of January 31, 2011 and January 31, 2010, the Company recognized contract loss provisions of $1,500,000 and $273,000, respectively, associated with the outsourcing of the Company’s engineering personnel and resources to several fixed fee research and development projects. As of January 31, 2011, remaining revenues contracted to the projects are fixed at $1,071,000.  As of January 31, 2011, the Company estimates total costs of the projects to approximate $2,571,000.

Warranty Liability

The Company has established a liability for warranty claims based on historical experience, which has not been significant. The Company’s warranty activity for the years ended January 31, 2011 and 2010 was as follows:

	2011	2010
Beginning balance	$167,000	$167,000
Cost incurred	(46,000)	(70,000)
Provision for warranty cost	23,000	70,000
Ending balance	$144,000	$167,000

Product Development Programs

During fiscal year 2003, the Company secured a long-term fixed-price contract for the development of instrumentation for the Joint Strike Fighter (“JSF”) product development program, a customer-funded program that concluded the majority of its developmental activity during fiscal year 2008 and generated total project revenues of approximately $15,368,000.

Costs and estimated earnings on this contract were as follows:

2010
Costs incurred to date	$18,437,000
Estimated losses	(3,165,000)
15,272,000
Less: billings to date	(15,272,000)
Billings in excess of costs less estimated losses as of January 31	$-

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

During fiscal year 2010, the Company completed its obligation associated with the JSF product development program by completing and shipping all required prototype instruments. As a result, the Company was released from further obligation associated with the JSF program.

12.	Long-term Debt and Revolving Credit Facility

On April 30, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with M&I Bank with a maximum amount of credit facilities (the “Credit Facility”) available to the Company of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan (the “Real Estate Mortgage Note”), (c) a $1,900,000 term loan (the “Equipment Term Note” and together with the Real Estate Mortgage Note, the “Bank Notes”), and (d) a $700,000 equipment line of credit (the “Equipment Credit Line Note” and together with the Revolving Credit Line Note, the “Credit Line Notes”). The proceeds from the Credit Facility were used, in part, to fully satisfy the outstanding debt and fees with Wachovia of $7,521,830. The available funds received and financing available under the Loan Agreement will be used for new product development, working capital and capital expenditure needs.

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility are as follows:

•
The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, has a 364 day term and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. The interest rate on the Revolving Credit Line Note is one month LIBOR plus 300 basis points with a 4% floor. Interest is paid monthly. The interest rate on the M&I Bank Revolving Credit Line Note was one-month LIBOR (which was 0.26% at January 31, 2011), plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at January 31, 2011 were $1,687,000.

•
The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three year term, a 15 year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.

•
The Equipment Term Note, which supports a $1,900,000 term loan, has a three year term, a five year amortization period, and the interest rate is one month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs.  The Company must pay any proceeds from the sale of the Earlysville, Virginia property to M&I Bank to be applied as a principal payment under the Equipment Term Note.

•
The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three year term, a five year amortization period, and the interest rate is one month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal is to be paid monthly beginning June 2011. Proceeds are used to purchase equipment for use in the Company’s business.

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis, Total Stockholders’ Equity, defined as the value of total assets less total liabilities, equal to at least $7,419,000, which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; (ii) on a consolidated basis, a ratio of Funded Debt, defined as all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term debt, less the non-current portion of Subordinated Liabilities, defined as liabilities subordinated to the Company’s obligations to the lender in a manner acceptable to the lender in its sole discretion, to EBITDA not exceeding 3.0:1.0; and (iii) on a consolidated basis, a Fixed Charge Coverage Ratio, defined as the ratio of (a) the sum of EBITDA plus lease expense and rent expense, minus income tax, minus dividends, withdrawals, and other distributions, to (b) the sum of cash interest expense, lease expense, rent expense, scheduled principal amortization actually paid to the lender during the measuring period (excluding any principal payments under the Revolving Credit Line Note and the Investors’ Notes Payable), and scheduled payments on capitalized lease obligations during the measuring period, of at least 1.20:1.0. These covenant amounts are calculated at the end of each quarterly reporting period for which the lender require financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

On October 12, 2010, the Company borrowed an additional $700,000 against the Equipment Credit Line Note which replenished cash used by the Company to purchase and construct equipment over the 12 months before that date. The borrowed amount was used to accelerate repayment of the Investors’ Notes Payable.

For the period measured as of January 31, 2011, the Company did not comply with the Funded Debt to EBITDA covenant in the Credit Facility.

Prior to the refinancing with M&I Bank on April 30, 2010, the Company’s credit facilities were with Wachovia. In fiscal year 2008, the Company increased the maximum amount available to the Company under its credit facilities with Wachovia to $8,420,000 and delivered to Wachovia two replacement promissory notes as follows: (i) a Renewal and Future Advance Promissory Note in the amount of $3,920,000 (the “Future Advance Note”), and (ii) a Renewal and Amended Term Promissory Note in the amount of $2,000,000 (the “Term Note” and together with the Future Advance Note, the “Notes”). Additionally, the Company’s revolving credit facility of $2,500,000 was continued under the original terms of the revolving promissory note. The Future Advance Note was collateralized by the Company’s real estate in Clearwater, Florida. The revolving credit facility was collateralized by the Company’s assets, with the exception of the Company’s real estate located in Earlysville, Virginia and Clearwater, Florida. The Term Note was collateralized by the Company’s real estate in Earlysville, Virginia. The Notes were scheduled to mature on: (i) with respect to the Future Advance Note, September 1, 2022, and (ii) with respect to the Term Note, June 1, 2011. The interest rate on the Wachovia revolving credit facility, as well as on the Notes was one-month LIBOR (which was 0.25% at April 30, 2010, the date of refinancing), plus 300 basis points.

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

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Long-term debt and Notes Payable at January 31, 2011 and January 31, 2010 consisted of the following:

	2011	2010
Future Advance Note	$-	$3,294,000
Term Note	-	1,786,000
Real Estate Mortgage Note	3,344,000	-
Equipment Term Note	1,647,000	-
Equipment Credit Line Note	700,000	-
Notes Payable	549,000	688,000
	6,240,000	5,768,000
Less: current maturities	(1,255,000)	(5,768,000)
Long-term debt, less current maturities	$4,985,000	$-

Interest and accretion expense on long-term debt and revolving credit facility for the years ended January 31, 2011 and 2010 was $745,000 and $602,000, respectively.

13.	Stockholders’ Equity

Income Per Share

Basic income per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted income per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock of 118,000 shares were not included in the computation of diluted loss per share for both years ended January 31, 2011 and 2010, respectively, as the inclusion of the potential common stock would be anti-dilutive.

	Years Ended January 31,
	2011	2010
Weighted average shares outstanding-basic	3,739,211	3,689,914
Dilutive effect of stock options and warrants	314,088	215,954
Weighted average shares outstanding-diluted	4,053,299	3,905,868

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

A summary of the activity related to the Company’s stock options during fiscal year 2011 is presented in the table below:

	Years Ended January 31,
	2011			2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)

Beginning options outstanding	324,600	$2.80		168,100	$4.48
Options granted	-	$-		171,500	$1.56
Options exercised	(1,000)	$1.01		-	$-
Options expired, cancelled or forfeited	(3,400)	$2.25		(15,000)	$7.25
Ending options outstanding	320,200	$2.82	7.67	324,600	$2.80	8.65

Options exercisable at January 31,	156,000	$3.39	7.38	59,000	$4.71	7.68

Stock options vest over a period of two to four years and have 10-year terms.  Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The weighted average grant date fair value per share of options granted during the years ended January 31, 2011 and 2010, vested and unvested, was $0 and $1.13, respectively.

As of January 31, 2011, there was approximately $139,000 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately 1.1 years.

The Company recorded equity-based compensation expense on its options in accordance with U.S. GAAP of approximately $180,000 and $186,000 for the years ended January 31, 2011 and 2010, respectively, which is included in selling, general and administrative expenses.

During fiscal year 2011, 1,000 options were exercised.  There were no options exercised in fiscal year 2010.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

14.	Income Taxes

Income tax (benefit) expense for the years ended January 31, 2011 and 2010 consisted of:

	2011	2010
Current:
Federal	$(91,000)	$1,637,000
State	(9,000)	159,000
	(100,000)	1,796,000
Deferred:
Federal	506,000	(1,794,000)
State	49,000	(174,000)
	555,000	(1,968,000)
Income tax (benefit) expense	$455,000	$(172,000)

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax expense (benefit) rate for the years ended January 31, 2011 and 2010:

	2011	2010
Federal tax rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4.9	3.6
Valuation allowance	-	(46.5)
Change in unrecognized tax benefit and related interest	(3.7)	(5.2)
Intrinsic costs warrants	9.7	2.5
Stock based compensation	5.6	1.5
Adjustment of NOL and other deferred tax accounts (primarily fixed assets)	(3.5)	7.1
Domestic manufacturing deduction	-	(1.2)
Other - primarily non-deductible expenses	(4.9)	-
Effective tax rate	42.1%	(4.2	) %

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2011 and 2010 were as follows:

	2011	2010
Current deferred tax assets:
Accounts receivable	$227,000	$244,000
Inventories	1,243,000	1,086,000
Compensation expense	75,000	189,000
Contract loss	13,000	-
Other	59,000	94,000
Total current deferred tax assets	1,617,000	1,613,000
Non-current deferred tax assets:
Property, plant and equipment, principally due to differences in
depreciation and capitalized interest	142,000	128,000
Building held for sale	77,000	124,000
Research and experimentation and alternative minimum tax credits	325,000	392,000
Stock-based compensation	-	15,000
Net operating loss carryforward	654,000	1,172,000
Total non-current deferred tax assets	1,198,000	1,831,000
Total deferred tax asset	2,815,000	3,444,000
Non-current deferred tax liabilities:
Identifiable intangibles	95,000	168,000
Net deferred tax asset	$2,720,000	$3,276,000

At January 31, 2011, the Company has a total net operating loss carryforward for U.S. Federal tax purposes of approximately $1,756,000 and research and development tax credits of $234,000 which expire in various years through 2029.

Realization of the Company’s net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carryforwards. The Company has concluded, based on expected future results and the future reversals of existing taxable temporary differences, a reserve is not needed at January 31, 2011.

The Company records provisions dealing with uncertain tax positions as required in ASC740.  As a result, the Company has recorded a liability for $0 and $40,000 at January 31, 2011 and 2010, respectively, of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. At January 31, 2011, there was no accrued interest or accrued penalties related to uncertain tax positions.. At January 31, 2010, accrued interest was $12,000 and accrued penalties were $5,000, for a total of $17,000. If unrecognized tax benefits were to be recognized in a future period it would reduce the statement of operations tax provision, thereby impacting the effective tax rate. The impact of recognition on the income tax provision reflects the amounts for unrecognized tax benefits net of the deferred tax benefit on accrued interest and state income tax items, and reversal of accrued interest and penalties. Interest and penalties related to underpayment of income taxes are classified as a component of income taxes in the consolidated statement of operations.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

A reconciliation of the total amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits: February 1, 2010	$40,000
Lapse of statute of limitations	(40,000)
Unrecognized tax benefits: January 31, 2011	$-

The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2008.

The Company is not currently under examination by any taxing authority. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

15.	Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 10% or more of net sales and amounted to approximately $10,104,000 and $8,841,000 for the years ended January 31, 2011 and 2010, respectively. Of these amounts, approximately $4,976,000 and $2,493,000 were sales directly to U.S. Government agencies for the years ended January 31, 2011 and 2010, respectively. The remaining amount of $5,128,000 represents sales to commercial customers for government applications.

Sales to Korea Aerospace Industries represented approximately 14% of total sales for the year ended January 31, 2011.  Foreign sales for the years ended January 31, 2011 and 2010 were approximately $7,630,000 and $12,766,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars. No other customer sales totaled greater than 10 percent of revenue for the years ended January 31, 2011 and 2010.

Accounts receivable at January 31, 2011 included approximately $825,000 due from Korea Aerospace Industries. Accounts receivable at January 31, 2010 included approximately $425,000 and $23,000 due from Korea Aerospace Industries and The Boeing Company, respectively. No other customer represented greater than 10 percent of accounts receivable at January 31, 2011 or 2010.

16.	Contingencies and Commitments

Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of January 31, 2011, there were no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $808,000 as of January 31, 2011, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $625,000. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between $175,000 and $225,000.  The Company and the former owner of the property met with the Virginia Department of Environmental Quality (Virginia DEQ) in October 2009 to review the contamination characterization and treatment plans. We continue to be in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process and negotiations with the former owner. Costs to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes was incurred during the fiscal years ended January 31, 2011 and 2010 totaled $124,000 and $153,000, respectively.

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

Commitments

Purchase commitments

At January 31, 2011, the Company was committed to future purchases of approximately $3,454,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

Purchase commitments as of January 31, 2011 are as follows:

	Payments Due By Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$2,932,000	$522,000	$-	$-	$3,454,000

Leases

On September 20, 2007, the Company entered into a five year operating lease at a location near Charlottesville, Virginia, which represents the new facility for the support and repair/overhaul employees of Avionics who were retained subsequent to the consolidation of the Earlysville operations into the Clearwater facility. Total rental expense was approximately $154,000 and $181,000 for the years ended January 31, 2011 and 2010, respectively, which is included in cost of sales.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2011 are as follows:
For the years ending January 31,	Operating Leases
2012	175,000
2013	151,000
$326,000

17.	Employee Retirement Plan

The Company’s employees are eligible, after completing three months of service, to participate in a 401(k) plan (the “Plan”) sponsored by Aerosonic Corporation. Under the terms of the Plan, employees may contribute up to 15% of their gross earnings subject to IRS limitations. The Company may match up to 100% of the first 3% of employees’ contributions. The Company’s matching contributions to the Plan were $86,000 and $0 for the years ended January 31, 2011 and 2010, respectively and are included in selling, general and administrative expenses. The Company, having elected to discontinue voluntary matching contributions during the year ended January 31, 2010, reinstated the voluntary matching contribution during the year ended January 31, 2011.

18.	Quarterly Data (Unaudited)

Set forth below are the Company’s quarterly data (unaudited) for the years ended January 31, 2011 and 2010.

	Quarters Ended
	April 30	July 30	October 29	January 31
2011
Sales, net	$6,931,000	$6,813,000	$7,049,000	$8,825,000
Gross profit	$2,154,000	$2,099,000	$2,069,000	$2,810,000
Operating income	$399,000	$280,000	$345,000	$693,000
Net income	$259,000	$18,000	$93,000	$255,000
Basic income per share	$0.07	$-	$0.02	$0.07
Diluted income per share	$0.06	$-	$0.02	$0.06

	May 1	July 31	October 30	January 31
2010
Sales, net	$8,774,000	$8,114,000	$7,537,000	$6,711,000
Gross profit	$3,060,000	$2,913,000	$2,487,000	$2,408,000
Operating income	$1,741,000	$1,004,000	$918,000	$480,000
Net income	$1,375,000	$556,000	$728,000	$1,602,000
Basic income per share	$0.38	$0.15	$0.20	$0.43
Diluted income per share	$0.38	$0.14	$0.18	$0.40

19.	Subsequent Events

On February 15, 2011, the Corporation decided to close its repair facility in Charlottesville, Virginia and transfer the repair operations to its Clearwater, Florida facility.  The Company’s decision resulted from its efforts to reduce costs by utilizing the enhanced capacity at its Clearwater facility created through recent “lean manufacturing” and other operational improvement programs.  The Company is assessing the cost of the facility closure and expects those costs to result in a future cash expenditure. The Company expects the closure to be completed by June 30, 2011.

AEROSONIC CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

On March 31, 2011, the Company completed repayment of the Investors’ Notes Payable in full satisfaction of the remaining debt outstanding of $600,000 as of January 31, 2011.

On April 28, 2011, M&I Bank waived the Company’s January 31, 2011 non-compliance with the Funded Debt to EDITDA covenant in the Credit Facility.

On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, M&I Bank amended the Credit Facility’s Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012.  The lender also extended the maturity date of the Revolving Credit Line Note to June 28, 2011.