Form 10-Q
period 2011-04-29
AEROSONIC CORP /DE/
filed 2011-06-13
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2011

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

As of June 13, 2011, the issuer had 3,758,265 shares of Common Stock outstanding, net of treasury shares.

PART I - FINANCIAL INFORMATION

Cautionary Note on Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2011 filed with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 29,	January 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$162,000
Accounts receivable, net	4,063,000	4,653,000
Inventories, net	7,561,000	7,363,000
Prepaid expenses and other current assets, net	2,595,000	2,402,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	1,863,000	1,617,000
Total current assets	18,144,000	18,259,000
Property, plant and equipment, net	3,723,000	3,518,000
Deferred income taxes	1,198,000	1,198,000
Intangible assets, net	215,000	255,000
Goodwill	366,000	366,000
Other assets, net	73,000	82,000
Total assets	$23,719,000	$23,678,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,205,000	$2,313,000
Current maturities of long-term debt	742,000	1,255,000
Accounts payable, trade	2,561,000	2,544,000
Compensation and benefits	794,000	780,000
Accrued sales commissions	37,000	79,000
Accrued expenses and other liabilities	2,912,000	2,792,000
Total current liabilities	10,251,000	9,763,000
Long-term debt	4,796,000	4,985,000
Deferred income taxes	95,000	95,000
Total liabilities	15,142,000	14,843,000
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,184,442 shares and 4,180,239 shares at April 29, 2011 and January 31, 2011, respectively; outstanding 3,753,675 and 3,749,472 shares at April 29, 2011 and January 31, 2011, respectively.	1,674,000	1,672,000
Additional paid-in capital	6,289,000	6,232,000
Retained earnings	3,777,000	4,094,000
Less treasury stock: 430,767 shares at both April 29, 2011 and January 31, 2011, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	8,577,000	8,835,000
Total liabilities and stockholders' equity	$23,719,000	$23,678,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	April 29, 2011	April 30, 2010

Sales, net	$6,709,000	$6,931,000
Cost of sales	5,003,000	4,777,000
Gross profit	1,706,000	2,154,000
Selling, general and administrative expenses	2,088,000	1,755,000
Operating (loss) income	(382,000)	399,000
Other (expense) income:
Interest expense, net	(118,000)	(150,000)
Gain from casualty	-	235,000
Other expense	(38,000)	(47,000)
Loss on extinguishment of debt	(25,000)	-
	(181,000)	38,000
(Loss) income before income taxes	(563,000)	437,000
Income tax benefit (provision)	246,000	(178,000)
Net (loss) income	$(317,000)	$259,000

Basic (loss) earnings per share	$(0.08)	$0.07
Diluted (loss) earnings per share	$(0.08)	$0.06

Weighted average shares outstanding basic	3,752,624	3,731,564
Weighted average shares outstanding diluted	3,752,624	4,069,483

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	April 29, 2011	April 30, 2010
Cash flows from operating activities:
Net (loss) income	$(317,000)	$259,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	85,000	69,000
Amortization	49,000	62,000
Accretion on long-term debt	26,000	51,000
Loss on early extinguishment of debt	25,000	-
Provision for bad debts	97,000	53,000
Provision for obsolete and slow-moving inventory	71,000	170,000
Provision for warranty	24,000	-
Provision for contract losses	185,000	-
Stock-based compensation	59,000	60,000
Gain from casualty	-	(235,000)
Proceeds from insurance	-	235,000
Provision for deferred income taxes	(246,000)	180,000
Changes in assets and liabilities:
Accounts receivable	493,000	(365,000)
Inventories	(269,000)	131,000
Prepaid expenses and other current assets	(193,000)	(357,000)
Accounts payable, trade	17,000	(159,000)
Customer advances	-	(185,000)
Compensation and benefits	14,000	60,000
Income taxes payable	-	(67,000)
Accrued expenses and other liabilities	(131,000)	20,000
Net cash used in operating activities	(11,000)	(18,000)

Cash flows from investing activities:
Capital expenditures	(290,000)	(388,000)
Net cash used in investing activities	(290,000)	(388,000)

Cash flows from financing activities:
Net increase in revolving credit facility	892,000	335,000
Principal payments on notes payable	(600,000)	-
Proceeds from issuance of notes payable	-	600,000
Principal payments on long-term debt	(153,000)	(99,000)
Net cash provided by financing activities	139,000	836,000

Change in cash and cash equivalents	(162,000)	430,000
Cash and cash equivalents, beginning of period	162,000	-
Cash and cash equivalents, end of period	$-	$430,000

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$102,000	$98,000
Income taxes	$-	$67,000
Non-cash financing and other transactions:
Common stock warrants issued	$-	$249,000

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

Financial Condition and Management’s Plans

On April 28, 2011, M&I Bank waived the Company’s January 31, 2011 non-compliance with the Funded Debt to EDITDA covenant in the Credit Facility. On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, M&I Bank amended the Credit Facility’s Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012.  As a result, on April 29, 2011, the Company was in compliance with the Funded Debt to EBITDA covenant under the M&I Credit Facility. Additionally, the lender extended the maturity date of the Revolving Credit Line Note to June 28, 2011.  The Company is currently in the process of discussing with M&I Bank an extension to the facility.

As a result of the decline in the Company’s earnings for the three months ended April 29, 2011 when compared to comparable earnings for the three months ended April 30, 2010, the Company continues to experience liquidity constraints. The Company will depend on its ability to achieve expected operating results to maintain sufficient liquidity to (i) satisfy working capital requirements, (ii) fulfill necessary capital spending and (iii) meet its debt obligations in fiscal year 2012 and beyond. Failure to successfully achieve these results could have a material adverse effect on the Company’s liquidity and operations and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures, reductions in force, further facility consolidation, reducing discretionary spending, and selling assets.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the first quarter mean the first quarter ended on the 13th Friday of the fiscal year. For example, references to the first quarter of fiscal year 2012 mean the quarter ended April 29, 2011.

Reclassifications

Certain amounts in the three months ended April 30, 2010 financial statements have been reclassified to conform to the three months ended April 29, 2011 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of April 29, 2011, the consolidated statements of operations for the three months ended April 29, 2011 and April 30, 2010, and the consolidated statements of cash flows for the three months ended April 29, 2011 and April 30, 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2012. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2011.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30,  Intangibles – Goodwill and Other – Subsequent Measurement ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 was effective for the Company beginning January 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Occasionally the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Units of Accounting method.  Contracts in process at April 29, 2011, presented as contracts A, B, C and D, are being accounted for under the Milestone method.  The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications.

Milestone considerations for contracts in process at April 29, 2011 include:

Contract A	Milestone consideration
Milestone 1 (Non-Substantive)	218,000
Milestone 2 (Substantive)	32,000
Milestone 3 (Substantive)	33,000
Milestone 4 (Substantive)	65,000
Milestone 5 (Substantive)	65,000
Milestone 6 (Substantive)	65,000
Milestone 7 (Substantive)	66,000
544,000

Contract B	Milestone consideration
Milestone 1 (Substantive)	100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
662,000

Contract C	Milestone consideration
Milestone 1 (Substantive)	2,000
Milestone 2 (Substantive)	24,000
Milestone 3 (Substantive)	47,000
Milestone 4 (Substantive)	19,000
Milestone 5 (Substantive)	92,000
Milestone 6 (Substantive)	38,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	81,000
Milestone 9 (Substantive)	28,000
Milestone 10 (Substantive)	17,000
Milestone 11 (Substantive)	6,000
Milestone 12 (Substantive)	37,000
Milestone 13 (Substantive)	121,000
550,000

Contract D	Milestone consideration
Milestone 1 (Substantive)	127,000
Milestone 2 (Substantive)	61,000
Milestone 3 (Substantive)	30,000
Milestone 4 (Substantive)	3,000
Milestone 5 (Substantive)	9,000
Milestone 6 (Substantive)	13,000
Milestone 7 (Substantive)	47,000
Milestone 8 (Substantive)	11,000
Milestone 9 (Substantive)	28,000
329,000

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the three months ended April 29, 2011 and April 30, 2010 was as follows:

	Three Months Ended
	April 29, 2011	April 30, 2010
Beginning balance	$608,000	$653,000
Amounts provided for	97,000	53,000
Ending balance	$705,000	$706,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at April 29, 2011 and January 31, 2011 consisted of the following:

	April 29, 2011	January 31, 2011
Raw materials	$7,618,000	$7,498,000
Work in process	2,056,000	1,906,000
Finished goods	382,000	383,000
Reserve for obsolete and slow moving inventory	(2,495,000)	(2,424,000)
Inventories, net	$7,561,000	$7,363,000

The reserve for obsolete and slow moving inventory activity for the three months ended April 29, 2011 and April 30, 2010 was as follows:

	Three Months Ended
	April 29, 2011	April 30, 2010
Beginning balance	$2,424,000	$2,025,000
Amounts charged to operations	71,000	170,000
Ending balance	$2,495,000	$2,195,000

4.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $2,646,000 and $2,287,000 of deferred charges related to several current engineering contracts as of April 29, 2011 and January 31, 2011, respectively. The Company has been retained for the development of customer specific engineering projects. All of the contracts are short-term in nature and not expected to extend beyond twelve months. As of April 29, 2011, the deferred charges consist of $2,276,000 of internal engineering labor, including overhead, and $370,000 of external engineering contract labor. As of January 31, 2011, the deferred charges consist of $1,951,000 of internal engineering labor, including overhead, and $336,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $315,000 and $223,000 as of April 29, 2011 and January 31, 2011, respectively. Related to the deferred charges are accrued contract losses of $1,685,000 and $1,500,000 as of April 29, 2011 and January 31, 2011, respectively, which are included in accrued expenses and other liabilities.

5.	Intangible Assets

Amortization expense related to intangible assets for the three months ended April 29, 2011 was $40,000. Amortization expense related to capitalized debt issue costs for the three months ended April 29, 2011 was $9,000.  Debt issue costs in the amount of $109,000, related to the M&I debt, was capitalized and is being amortized over the three-year term of the debt.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses.

6.	Notes Payable

On May 14, 2009, the Company entered into three separate unsecured notes payable, herein referred to as “Notes Payable”, with three separate private lenders: Bruce J. Stone, Redmond Family Investments, LLLP and Martin L. Schaffel, (collectively “the Investors”), each containing a drawdown provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements initially provided for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 based upon the cash drawdown provision of each of the three unsecured loan agreements. The 200,000 warrants issued to the Investors pursuant to the $800,000 drawdown are exercisable at any time during the period after May 21, 2010 and before the warrant expiration date of April 10, 2015. The Company also issued 80,000 common shares in connection with the $800,000 cash draw down. The aggregate amount borrowed of $800,000 was initially payable in full under each of the three Notes Payable on or before April 10, 2010.

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

During the three months ended April 29, 2011, the Company completed repayment of the January 31, 2011 outstanding balance of the Notes Payable of $600,000.

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the three months ended April 29, 2011 and April 30, 2010, the Company recognized accretion of $26,000 and $51,000, respectively, presented as additional interest expense.  In addition, as a result of the early repayments to the Investors during the three months ended April 29, 2011, the Company recognized accelerated interest accretion expense in the amount of $25,000, which is presented as loss on extinguishment of debt for the three months ended April 29, 2011.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of April 29, 2011 and January 31, 2011 consisted of the following:

	April 29, 2011	January 31, 2011
Environmental liability	$801,000	$808,000
Contract loss provision	1,685,000	1,500,000
Warranty liability	168,000	144,000
Other	258,000	340,000
Accrued expenses and other liabilities	$2,912,000	$2,792,000

8.	Long-Term Debt, Notes Payable and Revolving Credit Facility

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

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility are as follows:

•
The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, has a 364 day term and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. The interest rate on the Revolving Credit Line Note is one month LIBOR plus 300 basis points with a 4% floor. Interest is paid monthly. The interest rate on the M&I Bank Revolving Credit Line Note was one-month LIBOR (which was 0.24% at April 29, 2011), plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at April 29, 2011 were $795,000.

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

On October 12, 2010, the Company borrowed an additional $700,000 against the Equipment Credit Line Note, which replenished cash used by the Company to purchase and construct equipment over the 12 months before that date. The borrowed amount was used to accelerate repayment of the Investors’ Notes Payable.

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

For the period measured as of April 29, 2011, the Company was in compliance with all debt covenants in the Credit Facility.

Long-term debt and Notes Payable at April 29, 2011 and January 31, 2011 consisted of the following:

	April 29, 2011	January 31, 2011
Real Estate Mortgage Note	3,286,000	3,344,000
Equipment Term Note	1,552,000	1,647,000
Equipment Credit Line Note	700,000	700,000
Notes Payable	-	549,000
	5,538,000	6,240,000
Less: current maturities	(742,000)	(1,255,000)
Long-term debt, less current maturities	$4,796,000	$4,985,000

Interest and accretion expense on long-term debt and revolving credit facility for the three months ended April 29, 2011 and April 30, 2010 was $118,000 and $150,000, respectively.

9.	Stockholders’ Equity

(Loss) Earnings Per Share

Basic (loss) earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three months ended April 29, 2011, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share. Potential common stock shares, amounting to 12,418 shares, resulting from stock options were not included in the computation of diluted earnings per share for the three months ended April 30, 2010 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three months ended April 30, 2010, were accounted for using the treasury stock method. Stock options and warrants outstanding as of April 29, 2011 amounted to 658,200 shares.

10.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of April 29, 2011, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $801,000 as of April 29, 2011, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $625,000. Depending on the findings of this additional study, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between $175,000 and $225,000.  The Company and the former owner of the property met with the Virginia Department of Environmental Quality (Virginia DEQ) in October 2009 to review the contamination characterization and treatment plans. The Company continues to be in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. The Company will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process and negotiations with the former owner. Costs to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes was incurred during the three months ended April 29, 2011 and April 30, 2010 totaled $7,000 and $11,000, respectively.

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

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2011. Total rent expense under the facility lease in Charlottesville, Virginia for the three months ended April 29, 2011 and April 30, 2010, was $44,000 and $28,000, respectively. A majority of those costs are included in cost of sales while the balance is included in selling, general and administrative expenses.

On February 15, 2011, the Corporation decided to close its repair facility in Charlottesville, Virginia and transfer the repair operations to its Clearwater, Florida facility.  The Company’s decision resulted from its efforts to reduce costs by utilizing the enhanced capacity at its Clearwater facility created through recent “lean manufacturing” and other operational improvement programs.  The Company has accrued $61,000 of retention and severance costs as of April 29, 2011 and estimates additional similar costs of $54,000 during the three months ended July 29, 2011. In addition, the Company estimates relocation and moving costs to approximate $43,000, to be incurred during the three months ended July 29, 2011. The Company also estimates that it will incur approximately $75,000 to $225,000 of lease costs after completion of operations. The Company expects the closure to be substantially completed by July 1, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

EXPLANATORY NOTE

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided to help provide an understanding of our business, financial condition, changes in financial condition and results of operations. The following should be read in conjunction with our unaudited Consolidated Financial Statements, the notes thereto, the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q and our 2011 Annual Report on Form 10-K filed with the SEC on May 2, 2011. Our MD&A is organized as follows:

Overview. This section contains trend analysis, a summary of the challenges we encountered this fiscal quarter and steps we are taking to address these challenges. This section may contain forward-looking statements. These statements are based on our current expectations and actual results may materially differ from such expectations. Among the factors that could cause actual results to vary are those described in this “Overview” section and in “Item 1A. Risk Factors.”

Results of Operations. This section provides an analysis of results of operations for the two fiscal quarters presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of April 29, 2011, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

We design and manufacture aircraft instrumentation and sensor systems. These products are used for both primary flight data and for standby purposes in cockpits that use electronic displays for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEM) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package, from air data collection products to display and backup instrumentation and allows our aircraft manufacturer customers to reduce their number of suppliers. Our unique capabilities in air data collection products continue to expand with the development of a flush port air data system for a leading international aircraft manufacturer for use on a new unmanned combat air vehicle and Level A certification of a stall warning transmitter for a major US manufacturer of business and military aircraft.

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

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first quarter of fiscal year 2012, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We have maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. We plan to position ourselves such that we have the ability to offer both digital and mechanical instrumentation. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

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

We believe overall prospects for our financial performance to be very good over the long term, but expect our operations to remain challenging during the short term. Our backlog declined from prior year levels due to the worldwide slow economy that caused most aircraft manufacturers to scale back production in the near term. Our financial performance in the first quarter of fiscal year 2012 was adversely affected by the slower economy generally and in the aerospace industry in particular that contributed to reduced sales as well as by our continued investment in the development of new products. The Virginia property held for sale uses cash for continued maintenance and debt servicing without contributing to our operations, thereby adversely affecting our results of operations.

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

We believe that the investments that the Company has been making, and will continue to make in support of our customers, will pay off strongly as our markets continue their recovery. Greatly improved operating metrics, as well as direct customer feedback with respect to quality and delivery performance, is resulting in the Company being far better positioned to win new business. Our improved systems, focused value-stream teams, and growing capabilities should enable us to far more reliably fulfill commitments to our customers, suppliers, and shareholders.

Three months ended April 29, 2011 and April 30, 2010:

Net sales for the first quarter of fiscal year 2012 decreased $222,000, or 3%, to $6,709,000 when compared to $6,931,000 for the first quarter of fiscal year 2011. During the first quarter of fiscal year 2012, the sales volume decreased from the prior year by approximately $674,000 on reduced demand for mechanical instruments, transmitter products, and sensor products, offset by approximately $445,000 of increased sales volume of repairs, contributing to the net decrease of $222,000. Our revenues continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the first quarter of fiscal year 2012 increased $226,000, or 5%, to $5,003,000 when compared to $4,777,000 for the first quarter of fiscal year 2011. Gross profit for the first quarter of fiscal year 2012 was 25.4% versus 31.1% for the first quarter of fiscal year 2011. The three-month comparative decrease in gross profit as a percent of sales reflects (a) reduced variable margin due to lower sales volume,  (b) lean investment activities including process development, documentation, and training, (c) costs associated with the transition of the Virginia repair center to our Florida facility, and (d) contract loss provisions on two customer-funded development contracts. Management views these costs as investments in technology and capabilities that are expected to benefit future business opportunities. Future enhancement of gross profit will require continuously improving throughput in our manufacturing processes while reducing costs and inefficiencies in our operations through better resource management. We are well engaged with the implementation of lean manufacturing principles, supported by training programs, to further develop a consistent, disciplined, and innovative engineering and production culture. These initiatives are complemented by a marketing and sales strategy that builds on our market presence and core competencies in sensor, air data computation, and display technologies.

Selling, general and administrative expenses for the first quarter of fiscal year 2012 was $2,088,000 and was an increase of approximately $333,000 from the first quarter of fiscal 2011 of $1,755,000. The net increase was primarily due to (a) an increase in internally funded research and development (IR&D) costs and (b) staffing costs in our business development function, offset by decreases in consulting expenses.

We reported an operating loss during the first quarter of fiscal year 2012 of ($382,000), or (5.7%) of net sales, compared to operating income of $399,000, or 5.8% of net sales, in the prior year’s first quarter, a decrease of $781,000. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales, (b) the lower gross margin percentage as described above, and (c) the increase in IR&D costs.

Interest expense, net, decreased $32,000 for the first quarter of fiscal year 2012 when compared to the first quarter of fiscal year 2011 primarily as a result of lower accretion expense relating to the Notes Payable. A loss on extinguishment of debt was reported in the first quarter of fiscal year 2012 in the amount of $25,000 representing accelerated accretion expense relating to the portion of the Notes Payable that was repaid early.  See Note 6 to our unaudited Consolidated Financial Statements. A gain from casualty of $235,000 recognized in the first quarter of fiscal year 2011 relates to the insurance claim as a result of the August 8, 2008 fire.

Loss before income taxes was approximately ($563,000) in the first quarter of fiscal year 2012 versus income before income taxes of $437,000 in the first quarter of fiscal year 2011. The income tax benefit was $246,000 and reflects the fiscal 2012 estimated effective tax rate of 44%. For the quarter ended April 29, 2011, net loss was approximately ($317,000) or ($0.08) basic and diluted loss per share, versus net income of approximately $259,000, or $0.07 basic and $0.06 diluted earnings per share for the quarter ended April 30, 2010.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our credit facility.  As of April 29, 2011, we had approximately $0 in cash and cash equivalents, compared to approximately $162,000 as of January 31, 2011.  In addition, as of April 29, 2011, we had $795,000 available under the Credit Facility described below.

Our cash used in operating activities was $11,000 for the three months ended April 29, 2011, an increase in cash provided of $7,000 compared to cash used of $18,000 for the three months ended April 30, 2010. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•
$902,000 from reduced accounts receivable, as a result of decreased sales and increased bad debt provisions at April 29, 2011 compared to similar levels effecting accounts receivable  at April 30, 2010,

•	$185,000 from decreased repayments of customer advances during the three months ended April 29, 2011, compared to repayments of customer advances during the three months ended April 30, 2010 and

•	$185,000 from an increase to the contract loss provision;

Primarily offset by increases in cash used in operating activities of:

•	$576,000 from a net loss of ($317,000) during the three months ended April 29, 2011 compared to a net income of $259,000 during the three months ended April 30, 2010,

•	$426,000 from a noncash benefit for income taxes at April 29, 2011 compared to a noncash provision for income taxes at April 30, 2010,

•	$499,000, consisting of $99,000 from an increase to the reserve for obsolete and slow moving inventory and $400,000 resulting from the buildup of inventory for future instrument delivery and

•	$164,000 from increased prepayment of expenses and other current assets in at April 29, 2011 compared to prepayment levels at April 30, 2010.

Our cash used in investing activities decreased $98,000 for the three months ended April 29, 2011 compared to the three months ended April 30, 2010 due primarily to capital improvements and equipment purchases of $290,000 during the three months ended April 29, 2011 compared to capital improvements and equipment purchases of $388,000 during the three months ended April 30, 2010 related primarily to the replacement of fixed assets lost in the August 2008 fire.

Our cash provided by financing activities for the three months ended April 29, 2011 was $139,000 compared to cash provided by financing activities for the three months ended April 30, 2010 of $836,000. The change was attributable to $557,000 of additional borrowings against the Revolving Credit Line Note offset by $600,000 of reduced proceeds from the Notes Payable as well as $54,000 of increased long-term debt repayment. In addition, we completed repayment of the Notes Payable during the three months ended April 29, 2011 in the amount of $600,000.

Our days sales in accounts receivable unfavorably increased to 62 days at April 29, 2011, up from 60 days at January 31, 2011, due to longer payment cycles by customers. Through cash management and purchasing practices, our outstanding balances with production suppliers favorably improved as days purchases in accounts payable decreased to 43 days at April 29, 2011, down from 46 days at January 31, 2011.  We continue to be challenged to maintain favorable payment terms with certain suppliers.  We continue to deal with residual production issues from the impact of the August 8, 2008 fire.  During fiscal year 2011, we repaid the remaining $452,000 in customer advances outstanding at January 31, 2010, which those customers made to us to accommodate our financial circumstances following the fire.  We have not yet sold the Earlysville, Virginia facility, although active marketing efforts are continuing.

Because of these circumstances and the decline in our earnings for the three months ended April 29, 2011 when compared to our earnings for the three months ended April 30, 2010, we continue to experience liquidity constraints.  We will depend on our ability to achieve expected operating results to maintain sufficient liquidity to (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2012 and beyond. Our failure to successfully achieve these results could have a material adverse effect on our liquidity and operations and could require us to implement curative measures, including raising capital, deferring planned capital expenditures, reductions in force, further facility consolidation, reducing discretionary spending, and selling assets.

Working Capital and Capital Expenditures

Our working capital at April 29, 2011 was $7,893,000 compared to $8,496,000 at January 31, 2011. The decrease in working capital of $603,000 as of April 29, 2011 relates, in part, to an increase in the Revolving Credit Line Note of $892,000, a decrease in cash and accounts receivable of $752,000, due primarily to sales declines exceeding cash collections and increased accrued liabilities of $109,000.  These unfavorable changes to working capital are offset, in part, by favorable changes to working capital associated with the $549,000 payoff of the Notes Payable, a $198,000 increase to inventory, a $193,000 increase to deferred charges and the recognition of a $246,000 tax benefit at April 29, 2011.

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

Our capital expenditures for the three months ended April 29, 2011 were $290,000, compared to $388,000 for the three months ended April 30, 2010. Capital expenditures for the three months ended April 29, 2011 consisted of $78,000 for engineering software and operating equipment as well as $212,000 for self-constructed assets.  Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We replaced certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2011 and 2010.  Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

Notes Payable and Credit Facility

On May 14, 2009, we entered into unsecured notes payable arrangements with three investors allowing the Company to borrow up to an aggregate of $2,000,000.  We completed repayment of the outstanding balance of these notes payable in the first quarter of fiscal year 2012.  See Note 6 of “Notes to Consolidated financial Statements.”

We are party to a Loan Agreement (the “Loan Agreement”) with M&I Bank with a maximum amount of credit facilities (the “Credit Facility”) available to us of $10,100,000.  The Loan Agreement provides for (a) a $4,000,000 revolving line of credit, (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan and (d) a $700,000 equipment line of credit.  The Credit Facility is secured by substantially all of our assets.  See Note 8 of “Notes to Consolidated Financial Statements.”

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) minimum Total Stockholders’ Equity; (ii) a ratio of Funded Debt to EBITDA; and (iii) a Fixed Charge Coverage ratio.  See Note 8 of “Notes to Consolidated Financial Statements.”  For the period measured as of January 31, 2011, we did not comply with the Funded Debt to EBITDA covenant in the Credit Facility.  On April 28, 2011, our lender waived this non-compliance with the Funded Debt to EBITDA covenant in the Credit Facility.  On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, our lender amended the Credit Facility’s Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012.  The lender also extended the maturity date of the revolving line of credit to June 28, 2011.  For the period measured as of April 29, 2011, we complied with all debt covenants in the Credit Facility.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of those consolidated financial statements and this Quarterly Report on Form 10-Q requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure items, including disclosure of contingent assets and liabilities, at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions, and as a result of trends and uncertainties identified above under “Results of Operations” and “Liquidity and Capital Resources” and in “Item 1A. Risk Factors”. Further, such differences could be material.

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

Accounts Receivable, Allowance for Doubtful Accounts and Credit Losses

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

Work In Process Inventories

We employ certain methods to estimate the value of work in process inventories for financial reporting purposes. Our practice has been to conduct cycle counts of inventory throughout the year. Generally, for items that are in process at the end of a fiscal year, we will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for fiscal years 2012 and 2011.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $801,000 as of April 29, 2011. We have capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three months ended April 29, 2011 totaled $7,000 and costs incurred during the three months ended April 29, 2010 totaled $11,000. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2012.

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

Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of April 29, 2011 and April 30, 2010, we do not believe that any assets are impaired.

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
•      taxable income in prior carryback years and
•      tax planning strategies.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three months ended April 29, 2011 and April 30, 2010, the Company recorded stock-based compensation of $44,000 and $45,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During both three month periods ended April 29, 2011 and April 30, 2010, the Company recorded director-fees expense, through the issuance of stock, of $15,000.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements except as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our commitments and contingencies from that disclosed in our Annual Report on Form 10-K for the year ended January 31, 2011.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts .  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30,  Intangibles – Goodwill and Other – Subsequent Measurement ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 was effective for the Company beginning January 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Based on the outstanding balance of $8,743,000 on our credit facilities with M&I as of April 29, 2011, a 1% increase in interest rates would cost the Company approximately $47,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011.

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

Date: June 13, 2011

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: June 13, 2011

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer