Form 10-Q
period 2011-07-29
AEROSONIC CORP /DE/
filed 2011-09-12
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2011

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
Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 12, 2011, the issuer had 3,763,744 shares of Common Stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 29,	January 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$162,000
Accounts receivable, net	3,793,000	4,653,000
Inventories, net	7,645,000	7,363,000
Prepaid expenses and other current assets, net	3,046,000	2,402,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	2,006,000	1,617,000
Total current assets	18,552,000	18,259,000
Property, plant and equipment, net	3,843,000	3,518,000
Deferred income taxes	1,198,000	1,198,000
Intangible assets, net	174,000	255,000
Goodwill	366,000	366,000
Other assets, net	64,000	82,000
Total assets	$24,197,000	$23,678,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,470,000	$2,313,000
Current maturities of long-term debt	753,000	1,255,000
Accounts payable, trade	2,720,000	2,544,000
Compensation and benefits	770,000	780,000
Accrued sales commissions	9,000	79,000
Accrued expenses and other liabilities	3,295,000	2,792,000
Total current liabilities	11,017,000	9,763,000
Long-term debt	4,631,000	4,985,000
Deferred income taxes	95,000	95,000
Total liabilities	15,743,000	14,843,000
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,190,032 shares and 4,180,239 shares at July 29, 2011 and January 31, 2011, respectively; outstanding 3,759,265 and 3,749,472 shares at July 29, 2011 and January 31, 2011, respectively.	1,676,000	1,672,000
Additional paid-in capital	6,331,000	6,232,000
Retained earnings	3,610,000	4,094,000
Less treasury stock: 430,767 shares at both July 29, 2011 and January 31, 2011, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	8,454,000	8,835,000
Total liabilities and stockholders' equity	$24,197,000	$23,678,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Sales, net	$6,421,000	$6,813,000	$13,130,000	$13,744,000
Cost of sales	5,004,000	4,714,000	10,007,000	9,491,000
Gross profit	1,417,000	2,099,000	3,123,000	4,253,000
Selling, general and administrative expenses	1,638,000	1,819,000	3,726,000	3,574,000
Operating (loss) income	(221,000)	280,000	(603,000)	679,000
Other (expense) income:
Interest expense, net	(86,000)	(211,000)	(204,000)	(361,000)
Gain from casualty	-	-	-	235,000
Other expense	(3,000)	-	(41,000)	(47,000)
Loss on extinguishment of debt	-	(31,000)	(25,000)	(31,000)
	(89,000)	(242,000)	(270,000)	(204,000)
(Loss) income before income taxes	(310,000)	38,000	(873,000)	475,000
Income tax benefit (provision)	143,000	(20,000)	389,000	(198,000)
Net (loss) income	$(167,000)	$18,000	$(484,000)	$277,000

Basic (loss) earnings per share	$(0.04)	$0.00	$(0.13)	$0.07
Diluted (loss) earnings per share	$(0.04)	$0.00	$(0.13)	$0.07

Weighted average shares outstanding basic	3,757,424	3,735,329	3,755,064	3,733,447
Weighted average shares outstanding diluted	3,757,424	4,059,410	3,755,064	4,065,823

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	July 29, 2011	July 30, 2010
Cash flows from operating activities:
Net (loss) income	$(484,000)	$277,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	187,000	143,000
Amortization	99,000	122,000
Accretion on long-term debt	26,000	124,000
Loss on early extinguishment of debt	25,000	31,000
Recovery of previously written off bad debts	-	(71,000)
Provision for bad debts	108,000	-
Provision for obsolete and slow-moving inventory	115,000	192,000
Provision for warranty	82,000	-
Provision for contract losses	378,000	-
Stock-based compensation	103,000	106,000
Gain from casualty	-	(235,000)
Proceeds from insurance	-	235,000
(Benefit) provision for deferred income taxes	(389,000)	198,000
Changes in assets and liabilities:
Accounts receivable, net	752,000	(621,000)
Inventories, net	(397,000)	16,000
Prepaid expenses and other current assets, net	(644,000)	(306,000)
Accounts payable, trade	176,000	(942,000)
Customer advances	-	(351,000)
Compensation and benefits	(10,000)	(125,000)
Income taxes payable	-	(67,000)
Accrued expenses and other liabilities	(27,000)	311,000
Net cash provided by (used in) operating activities	100,000	(963,000)

Cash flows from investing activities:
Capital expenditures	(512,000)	(672,000)
Net cash used in investing activities	(512,000)	(672,000)

Cash flows from financing activities:
Net increase in revolving credit facility	1,157,000	892,000
Principal payments on notes payable	(600,000)	-
Proceeds from issuance of notes payable	-	600,000
Principal payments on long-term debt	(307,000)	(5,195,000)
Proceeds from refinancing of long-term debt	-	5,412,000
Net cash provided by financing activities	250,000	1,709,000

Change in cash and cash equivalents	(162,000)	74,000
Cash and cash equivalents, beginning of period	162,000	-
Cash and cash equivalents, end of period	$-	$74,000

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$178,000	$222,000
Income taxes	$-	$67,000
Non-cash financing and other transactions:
Common stock warrants issued	$-	$249,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements

Description of Business

Aerosonic Corporation (“Aerosonic”) and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc. (collectively referred to herein as the “Company”) manufacture and sell aircraft instrumentation and sensors systems, including integrated cockpit displays, digital and mechanical standby displays, sensors and probes. Our customers include government and commercial users located worldwide. The Company’s production facilities are located in Clearwater, Florida.

Financial Condition, Liquidity and Management’s Plans

As more fully described in Note 8, on April 28, 2011, BMO Harris Bank NA (“BMO Harris Bank”), formerly M&I Marshall & Ilsley Bank (M&I Bank), waived the Company’s January 31, 2011 non-compliance with the Funded Debt to EDITDA covenant in the Credit Facility described in Note 8. On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, BMO Harris Bank amended the Credit Facility’s Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012.  As a result, on April 29, 2011, the Company was in compliance with the Funded Debt to EBITDA covenant under the BMO Harris Bank Credit Facility. Additionally, BMO Harris Bank extended the maturity date of the Revolving Credit Line Note to June 28, 2011.

On June 27, 2011, BMO Harris Bank amended the Revolving Credit Line Note by extending the maturity date to June 27, 2012. In addition, on that date, BMO Harris Bank amended the interest rate applicable to the Revolving Credit Line Note to one-month LIBOR plus 300 basis points, which eliminated the prior requirement of a 4.00% floor.  Also, on that date, BMO Harris Bank amended the interest rate calculation method within the Loan Agreement which requires the use of a 365/360 day calculation method.  This method applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Revolving Credit Line Note.

For the period measured as of July 29, 2011, the Company was not in compliance with the Fixed Charge Coverage ratio covenant in the Credit Facility.  On September 7, 2011, BMO Harris Bank waived the Company’s July 29, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  See Note 8.

The Company’s principal sources of capital have been borrowings under its Credit Facility and cash flows from operations.  As of July 29, 2011, the Company had $530,000 available under the Credit Facility.

The Company’s liquidity will depend on its ability to achieve budgeted operating results.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet its debt obligations in fiscal year 2012 and beyond.  The Company continues to experience liquidity challenges because of the Company’s reduced earnings during the three and six months ended July 29, 2011 when compared to the three and six months ended July 30, 2010.  Failure by the Company to improve its operating results could have a material adverse effect on the Company’s liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, (ii) restructuring and environmental costs, (iii) other miscellaneous accruals and (iv) valuation allowances for accounts receivable, inventory and deferred tax assets (including the measurement of uncertain tax positions). Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the second quarter mean the second quarter ended on the 26th Friday of the fiscal year. For example, references to the second quarter of fiscal year 2012 mean the quarter ended July 29, 2011.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of July 29, 2011, the consolidated statements of operations for the three and six months ended July 29, 2011 and July 30, 2010, and the consolidated statements of cash flows for the six months ended July 29, 2011 and July 30, 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2012. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2011.

Adoption of New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under this new guidance for which impairment was previously measured. This guidance was effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Occasionally the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Units of Accounting method.  Contracts in process at July 29, 2011, presented as contracts A, B and C, are being accounted for under the Milestone method.  The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications.

Milestone considerations for contracts in process at July 29, 2011 include:

Contract A	Milestone consideration
Milestone 1 (Non-Substantive)	$218,000
Milestone 2 (Substantive)	32,000
Milestone 3 (Substantive)	33,000
Milestone 4 (Substantive)	65,000
Milestone 5 (Substantive)	65,000
Milestone 6 (Substantive)	65,000
Milestone 7 (Substantive)	66,000
$544,000

Contract B	Milestone consideration
Milestone 1 (Substantive)	$100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
$662,000

Contract C	Milestone consideration
Milestone 1 (Substantive)	$2,000
Milestone 2 (Substantive)	24,000
Milestone 3 (Substantive)	47,000
Milestone 4 (Substantive)	19,000
Milestone 5 (Substantive)	92,000
Milestone 6 (Substantive)	38,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	209,000
Milestone 9 (Substantive)	28,000
Milestone 10 (Substantive)	17,000
Milestone 11 (Substantive)	6,000
Milestone 12 (Substantive)	172,000
$692,000

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the six months ended July 29, 2011 and July 30, 2010 was as follows:

	Six Months Ended
	July 29, 2011	July 30, 2010
Beginning balance	$608,000	$653,000
Recoveries of amounts provided for	-	(71,000)
Amounts provided for	108,000	-
Ending balance	$716,000	$582,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at July 29, 2011 and January 31, 2011 consisted of the following:

	July 29, 2011	January 31, 2011
Raw materials	$7,111,000	$7,498,000
Work in process	2,251,000	1,906,000
Finished goods	506,000	383,000
Reserve for obsolete and slow moving inventory	(2,223,000)	(2,424,000)
Inventories, net	$7,645,000	$7,363,000

The reserve for obsolete and slow moving inventory activity for the six months ended July 29, 2011 and July 30, 2010 was as follows:

	Six Months Ended
	July 29, 2011	July 30, 2010
Beginning balance	$2,424,000	$2,025,000
Inventory writen off	(316,000)	-
Amounts charged to operations	115,000	192,000
Ending balance	$2,223,000	$2,217,000

4.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $2,851,000 and $2,287,000 of deferred charges related to several current engineering contracts as of July 29, 2011 and January 31, 2011, respectively. The Company has been retained for the development of customer specific engineering projects. All of the contracts are short-term in nature and not expected to extend beyond twelve months. As of July 29, 2011, the deferred charges consist of $2,432,000 of internal engineering labor, including overhead, and $419,000 of external engineering contract labor. As of January 31, 2011, the deferred charges consist of $1,951,000 of internal engineering labor, including overhead, and $336,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $174,000 and $223,000 as of July 29, 2011 and January 31, 2011, respectively. Related to the deferred charges are accrued contract losses of $1,912,000 and $1,500,000 as of July 29, 2011 and January 31, 2011, respectively, which are included in accrued expenses and other liabilities.

5.	Intangible Assets

Amortization expense related to intangible assets for the three and six months ended July 29, 2011 was $41,000 and $81,000, respectively. Amortization expense related to capitalized debt issue costs for the three and six months ended July 29, 2011 was $9,000 and $18,000, respectively.  Debt issue costs, in the amount of $109,000 related to the BMO Harris Bank debt was capitalized and is being amortized over the three-year term of the debt.

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

On March 31, 2011, the Company completed repayment of the January 31, 2011 outstanding balance of the Notes Payable of $600,000.

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the three and six months ended July 29, 2011, the Company recognized accretion of $0 and $26,000, respectively. For the three and six months ended July 30, 2010, the Company recognized accretion of $73,000 and $124,000, respectively, presented as additional interest expense.  In addition, as a result of the early repayments to the Investors during the three months ended April 29, 2011, the Company recognized accelerated interest accretion expense in the amount of $25,000, which is presented as loss on extinguishment of debt for the six months ended July 29, 2011.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of July 29, 2011 and January 31, 2011 consisted of the following:

	July 29, 2011	January 31, 2011
Environmental liability	$800,000	$808,000
Contract loss provision	1,912,000	1,500,000
Warranty liability	226,000	144,000
Other	357,000	340,000
Accrued expenses and other liabilities	$3,295,000	$2,792,000

8.	Long-Term Debt, Notes Payable and Revolving Credit Facility

On April 30, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with BMO Harris Bank with a maximum amount of credit facilities (the “Credit Facility”) available to the Company of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan (the “Real Estate Mortgage Note”), (c) a $1,900,000 term loan (the “Equipment Term Note” and together with the Real Estate Mortgage Note, the “Bank Notes”), and (d) a $700,000 equipment line of credit (the “Equipment Credit Line Note” and together with the Revolving Credit Line Note, the “Credit Line Notes”). The proceeds from the Credit Facility were used, in part, to fully satisfy the outstanding debt and fees with Wachovia of $7,521,830. The available funds received and financing available under the Loan Agreement will be used for new product development, working capital and capital expenditure needs.

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility (as of April 30, 2010 and before the amendments described after the following summary) are as follows:

•
The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, had an original term of 364 days and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Revolving Credit Line Note originally was one-month LIBOR plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at July 29, 2011 were $530,000.

•
The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.

•
The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs.  The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note.

•
The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments will begin September 2011. Proceeds are used to purchase equipment for use in the Company’s business.

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

On April 28, 2011, BMO Harris Bank waived the Company’s January 31, 2011 non-compliance with the Funded Debt to EDITDA covenant in the Credit Facility. On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, BMO Harris Bank amended the Credit Facility’s Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012.  BMO Harris Bank also extended the maturity date of the Revolving Credit Line Note to June 28, 2011.

On June 27, 2011, BMO Harris Bank amended the Revolving Credit Line Note by extending the maturity date to June 27, 2012. In addition, on that date, BMO Harris Bank amended the interest rate applicable to the Revolving Credit Line Note to accrue at an annual rate equal to one-month LIBOR plus 300 basis points, which eliminated the prior requirement of a 4.00% floor.  Also, on that date, BMO Harris Bank amended the interest rate calculation method within the Loan Agreement which requires the use of a 365/360 day calculation method.  This method applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Revolving Credit Line Note.

For the period measured as of July 29, 2011, the Company was not in compliance with the Fixed Charge Coverage ratio covenant in the Credit Facility.  On September 7, 2011, BMO Harris Bank waived the Company’s July 29, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.

Long-term debt and Notes Payable at July 29, 2011 and January 31, 2011 consisted of the following:

	July 29, 2011	January 31, 2011
Real Estate Mortgage Note	$3,228,000	$3,344,000
Equipment Term Note	1,456,000	1,647,000
Equipment Credit Line Note	700,000	700,000
Notes Payable	-	549,000
	5,384,000	6,240,000
Less: current maturities	(753,000)	(1,255,000)
Long-term debt, less current maturities	$4,631,000	$4,985,000

Interest and accretion expense on long-term debt and the Revolving Credit Line Note for the three and six months ended July 29, 2011 amounted to $86,000 and $204,000, respectively.  Interest and accretion expense on long-term debt and the Revolving Credit Line Note for the three and six months ended July 30, 2010 was $211,000 and $361,000, respectively.

9.	Stockholders’ Equity

(Loss) Earnings Per Share

Basic (loss) earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three or six months ended July 29, 2011, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share. Potential common shares, resulting from stock options were not included in the computation of diluted earnings per share for the three and six months ended July 30, 2010 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three and six months ended July 30, 2010, were accounted for using the treasury stock method. Stock options and warrants outstanding as of July 29, 2011 amounted to 656,800 shares.

10.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of July 29, 2011, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $800,000 as of July 29, 2011, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals in 2009 from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $625,000. Depending on the findings of additional studies, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between $175,000 and $225,000.  The Company and the former owner of the property are currently negotiating the terms of administrative consent orders with the U.S. Environmental Protection Agency for completion of the contamination characterization and treatment plans. The Company continues to be in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. The Company will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process as required by these orders. Costs incurred during the three and six months ended July 29, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $1,000 and $8,000, respectively. Costs incurred during the three and six months ended July 30, 2010 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes totaled $9,000 and $20,000, respectively.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2011. Total rent expense under the facility lease in Charlottesville, Virginia for the three and six months ended July 29, 2011 was $40,000 and $84,000, respectively. Total rent expense under the facility lease in Charlottesville, Virginia for the three and six months ended July 30, 2010, was $42,000 and $70,000, respectively. A majority of those costs are included in cost of sales while the balance is included in selling, general and administrative expenses.

On February 15, 2011, the Company decided to close its repair facility in Charlottesville, Virginia and transfer the repair operations to its Clearwater, Florida facility.  As of July 1, 2011, the transfer had been substantially completed. The Company’s decision resulted from its efforts to reduce costs by utilizing the enhanced capacity at its Clearwater facility created through recent “lean manufacturing” and other operational improvement programs.  The Company incurred $78,000 of retention and severance costs as of July 29, 2011. In addition, the Company incurred relocation and moving costs of $4,000 during the three months ended July 29, 2011.

On July 12, 2011, the Company entered into a stand-by letter of credit agreement with BMO Harris Bank in the amount of $35,000 related to our commitment to propose on a contract.  This agreement had no effect on reducing the amount of credit available on the Revolving Credit Line Note as of July 29, 2011.  The agreement expires on December 9, 2011.

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

Results of Operations. This section provides an analysis of results of operations for the two fiscal quarters and two six month fiscal periods presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of July 29, 2011, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

In conjunction with our development and production activities, we have developed expertise in the build, test and validation of critical test equipment, including environmental stress screening chambers and wind tunnels. We are expanding that knowledge to offer customers the ability to order turnkey solutions for their test needs.

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first half of fiscal year 2012, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS™ multi-function standby display is in the process of being released to the market in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

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

Similarly, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With the recent unfavorable economic conditions, several of our commercial customers continue to operate with reduced operations and manufacturing. While this may be offset by additional increases in aftermarket support, it is likely that our business will continue to be negatively affected until the economy recovers and our customers resume prior levels of production and growth. Recently, we are finding that with the negative effects of the ongoing recession, the general aviation and business jet markets may take longer to recover than previously believed. For example, certain key commercial customers are slowing their operations and are pushing contractual delivery dates into the future by six to eighteen months. Continued movements into the future of such customer deliveries may have a significant adverse effect on our financial results.

Recognizing the risks and challenges of the current environment in both our military and commercial markets, we continue to closely analyze our operations and our cost structure for opportunities to enhance our financial performance in the face of the difficult economic environment. We will continue to evaluate our operations and implement actions we deem appropriate to counter the near-term challenges in our markets while preserving our ability to be responsive to our customers as the economy improves.

RESULTS OF OPERATIONS

Our senior management regularly reviews the performance of our operations including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, independent research and development (IR&D) activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts.

We believe overall prospects for our financial performance to be very good over the long term, while we continue to work our way through some short term challenges. Our backlog increased during the second quarter, but remains lower than prior year levels due to delays in expected government contract awards and the worldwide slow economy that caused many aircraft manufacturers to scale back production in the near term. Our financial performance in the first and second quarters of fiscal year 2012 were adversely affected by the slower economy generally and in the aerospace industry in particular that contributed to reduced sales, as well as by our continued investment in the development of new products. The move of our repair station from Virginia to Florida also impacted earnings, but will pay off with improved customer service and reduced overall operating costs. The Virginia property held for sale and the Virginia leased property use cash for continued maintenance and debt servicing without contributing significantly to our operations, thereby adversely affecting our results of operations.

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

We believe that our recent and planned future investments in support of our customers will produce strong returns as our markets continue their recovery. Because of our greatly improved operating metrics, as well as direct customer feedback with respect to quality and delivery performance, we are far better positioned to win new business. We believe that our improved systems, focused value-stream teams, and growing capabilities will enable us to far more reliably fulfill commitments to our customers, suppliers, and shareholders.

Three months ended July 29, 2011 and July 30, 2010:

Net sales for the second quarter of fiscal year 2012 decreased $392,000, or 5.8%, to $6,421,000 when compared to $6,813,000 for the second quarter of fiscal year 2011. During the second quarter of fiscal year 2012, the sales volume decreased from the prior year on reduced sales of mechanical instruments, partially offset by increased sales of transmitter products, sensor products, spares, repairs and development services. Our revenues continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the second quarter of fiscal year 2012 increased $290,000, or 6.2%, to $5,003,000 when compared to $4,714,000 for the second quarter of fiscal year 2011. Gross profit as a percentage of sales for the second quarter of fiscal year 2012 was 22.1% versus 30.8% for the second quarter of fiscal year 2011. The three-month comparative decrease in gross profit as a percent of sales reflects (a) lower sales volume, (b) increased costs associated with lean investment activities, including process development, documentation, and training, (c) costs associated with the transition of the Virginia repair station to our Florida facility, and (d) contract loss provisions on two customer-funded development contracts. Management views these contract development costs as investments in technology and capabilities that are expected to benefit future business opportunities. Future enhancement of gross profit will require continuously improving throughput in our manufacturing processes while reducing costs and inefficiencies in our operations through better resource management. We are well engaged with the implementation of lean manufacturing principles, supported by training programs, to further develop a consistent, disciplined, and innovative engineering and production culture. These initiatives are complemented by a marketing and sales strategy that builds on our market presence and core competencies in sensor, air data computation, and display technologies.

Selling, general and administrative expenses for the second quarter of fiscal year 2012 were $1,638,000, a decrease of $181,000 from the second quarter of fiscal year 2011 of $1,819,000. The net decrease was primarily due to (a) a decrease in IR&D costs and (b) lower staffing costs in our business development function.

We reported an operating loss during the second quarter of fiscal year 2012 of ($221,000), or (3.4%) of net sales, compared to operating income of $280,000, or 4.1% of net sales, in the prior year’s second quarter. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales and (b) the lower gross margin percentage as described above, partially offset by the lower selling, general and administrative costs.

Interest expense, net, decreased $125,000 for the second quarter of fiscal year 2012 when compared to the second quarter of fiscal year 2011 primarily as a result of lower accretion expense relating to the Notes Payable, which were repaid on March 31, 2011. A loss on extinguishment of debt was reported in the second quarter of fiscal year 2011 in the amount of $31,000 representing accelerated accretion expense relating to the portion of the Notes Payable that was repaid early.  See Note 6 of ”Notes to Consolidated Financial Statements (Unaudited).”

Loss before income taxes was ($310,000) in the second quarter of fiscal year 2012 versus income before income taxes of $38,000 in the second quarter of fiscal year 2011. For the quarter ended July 29, 2011, net loss was ($167,000) or ($0.04) basic and diluted loss per share, versus net income of $18,000, or $0.00 basic and diluted earnings per share for the quarter ended July 30, 2010.

Six months ended July 29, 2011 and July 30, 2010:

Net sales for the six months ended July 29, 2011 decreased $614,000, or 4.5%, to $13,130,000 when compared to $13,744,000 for the six months ended July 30, 2010. During the six months of fiscal year 2012, the sales volume decreased from the prior year by approximately $1.8 million on reduced sales of mechanical instruments and sensor products, offset by approximately $1.2 million of increased sales volume of repairs, spares, and other products, contributing to the net decrease of $0.6 million.

Cost of sales for six months of fiscal year 2012 increased $516,000, or 5.4%, to $10,007,000 when compared to $9,491,000 for the six months of fiscal year 2011. Gross profit as a percentage of sales for the six months of fiscal year 2012 was 23.8% versus 30.9% for the six months of fiscal year 2011. The six month comparative decrease in gross profit, as a percent of sales, reflects (a) lower sales volume, (b) increased costs associated with lean investment activities, including process development, documentation, and training, (c) increased costs associated with the transition of the Virginia repair station to our Florida facility, and (d) contract loss provisions on two customer-funded development contracts. Management views these contract development costs as investments in technology and capabilities that are expected to benefit future business opportunities.

Selling, general and administrative expenses for the six months of fiscal year 2012 were $3,726,000 and increased $152,000 over the six months of fiscal year 2011 at $3,574,000. The relatively small increase was primarily due to increases in IR&D costs.

We reported an operating loss during the six months of fiscal 2012 of ($603,000), or (4.6%) of net sales, compared to operating income of $679,000, or 4.9% of net sales, in the prior year’s six month period, a decrease of $1,282,000. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales and (b) the lower gross margin percentage as described above, and (c) the increase in IR&D costs.

Interest expense, net, decreased $157,000 for the six months of fiscal year 2012 when compared to the six months of fiscal year 2011 primarily as a result of lower accretion expense relating to the Notes Payable. The prior year six month period included a gain from casualty of $235,000 relating to the claim as a result of the August 8, 2008 fire.

Loss before income taxes was ($873,000) in the six months of fiscal year 2012 versus income before income taxes of $475,000 in the six months of fiscal year 2011. The income tax benefit was $389,000 as our estimated effective income tax rate for fiscal 2012 is approximately 45% compared to an effective income tax rate of 42% last year. The fiscal 2012 estimated effective tax rate is higher than the statutory rate of approximately 37% primarily due to permanent tax differences relating to domestic manufacturing deductions, incentive stock options and accretion expense associated with the Notes Payable. For the six month period ended July 29, 2011, net loss was ($484,000) or ($0.13) basic and diluted loss per share, versus net income of $277,000, or $0.07 basic and diluted earnings per share for the six month period ended July 30, 2010.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under our Credit Facility.  As of July 29, 2011, we had $0 in cash and cash equivalents, compared to $162,000 as of January 31, 2011.  In addition, as of July 29, 2011, we had $530,000 available under the Credit Facility described below in comparison to $1,687,000 available as of January 31, 2011.

Our cash provided by operating activities was $100,000 for the six months ended July 29, 2011, an increase in cash provided of $1,063,000 compared to cash used of $963,000 for the six months ended July 30, 2010. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•
$1,373,000 from reduced accounts receivable, as a result of decreased sales and increased bad debt provisions at July 29, 2011 compared to similar levels affecting accounts receivable at July 30, 2010,

•	$1,118,000 from increased accounts payable, as a result of extending payments to vendors beyond terms,

•	$351,000 from decreased repayments of customer advances during the six months ended July 29, 2011, compared to repayments of customer advances during the six months ended July 30, 2010 and

•	$378,000 from an increase to the contract loss provision;

Partially offset by increases in cash used in operating activities of:

•	$761,000 from a net loss of ($484,000) during the six months ended July 29, 2011 compared to a net income of $277,000 during the six months ended July 30, 2010,

•	$587,000 from a noncash benefit for income taxes at July 29, 2011 compared to a noncash provision for income taxes of $198,000 at July 30, 2010,

•	$490,000, consisting of $77,000 from a decrease to the reserve for obsolete and slow moving inventory and $413,000 resulting from the buildup of inventory for future instrument delivery and

•	$338,000 from increased prepayment of expenses and other current assets in at July 29, 2011 compared to prepayment levels at July 30, 2010.

Our cash used in investing activities decreased $160,000 for the six months ended July 29, 2011 compared to the six months ended July 30, 2010 due primarily to capital improvements and equipment purchases of $512,000 during the six months ended July 29, 2011 compared to capital improvements and equipment purchases of $672,000 during the six months ended July 30, 2010 related primarily to the continued replacement of fixed assets lost in the August 2008 fire.

Our cash provided by financing activities for the six months ended July 29, 2011 was $250,000 compared to cash provided by financing activities for the six months ended July 30, 2010 of $1,709,000. The change was attributable to $265,000 of additional borrowings against the Revolving Credit Line Note partially offset by $600,000 of reduced proceeds from the Notes Payable and $524,000 of increased long-term debt repayment, net of proceeds from refinancing in fiscal year 2011. In addition, we completed repayment of the Notes Payable during the first quarter ended April 29, 2011 in the amount of $600,000.

Our days sales in accounts receivable favorably decreased to 58 days at July 29, 2011, down from 60 days at January 31, 2011, due to decreasing balances in accounts receivable as a result of year-over-year decreased sales as presented. Through cash management and purchasing practices, our outstanding account payable balances with operational and production suppliers unfavorably degraded as days purchases in accounts payable increased to 47 days at July 29, 2011, up from 46 days at January 31, 2011.  We continue to be challenged to maintain favorable payment terms with certain suppliers.  During fiscal year 2011, we repaid the remaining $452,000 in customer advances outstanding at January 31, 2010, which those customers made to us to accommodate our financial circumstances following the fire.  We have not yet sold the Earlysville, Virginia facility, although active marketing efforts are continuing.

Our liquidity will depend on its ability to achieve budgeted operating results.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2012 and beyond.  We continue to experience liquidity challenges because of our reduced earnings during the three and six months ended July 29, 2011 when compared to the three and six months ended July 30, 2010.  Our failure to improve our operating results could have a material adverse effect on our liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that our proposed plans and actions will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

Working Capital and Capital Expenditures

Our working capital at July 29, 2011 was $7,535,000 compared to $8,496,000 at January 31, 2011. This decrease in working capital of $961,000 as of July 29, 2011 relates, in part, to an increase in the Revolving Credit Line Note of $1,319,000, a decrease in accounts receivable of $860,000, due primarily to sales declines exceeding cash collections and increased accounts payable and accrued liabilities of $599,000.  These unfavorable changes to working capital are offset, in part, by favorable changes to working capital associated with $549,000 related to the payoff of the Notes Payable and the continued pay down of debt, a $282,000 increase to inventory, a $613,000 increase to deferred charges and the recognition of a $389,000 tax benefit at July 29, 2011.

The collection of our accounts receivable is the primary source of cash used to fund our operations. Our banking line of credit is used as an additional source of cash as necessary from time to time, and we sweep any excess cash back against the line of credit on a daily basis to minimize interest expense. Provided we achieve expected operating results, we believe that cash collected from our accounts receivable, as further supplemented by advances under our banking facilities, will be adequate to fund our ongoing operations for the next twelve months.  However, there can be no assurance that we will achieve our expected operating results and/or have access to our banking facilities, or that unforeseen circumstances will not require us to seek additional funding sources in the future.  In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.

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

Our capital expenditures for the three and six months ended July 29, 2011 were $222,000 and $512,000, respectively, compared to $284,000 and $672,000 for the three and six months ended July 30, 2010, respectively. Capital expenditures for the six months ended July 29, 2011 consisted of $130,000 for engineering software and operating equipment as well as $382,000 for self-constructed assets.  Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We replaced certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2011 and 2010.  Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

Notes Payable and Credit Facility

On May 14, 2009, we entered into unsecured notes payable arrangements with three investors allowing the Company to borrow up to an aggregate of $2,000,000.  We completed repayment of the outstanding balance of these notes payable in the first quarter of fiscal year 2012.  See Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

We are party to a Loan Agreement (the “Loan Agreement”) with BMO Harris Bank with a maximum amount of credit facilities (the “Credit Facility”) available to us of $10,100,000.  The Loan Agreement provides for (a) a $4,000,000 revolving line of credit, (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan and (d) a $700,000 equipment line of credit.  The Credit Facility is secured by substantially all of our assets.  See Note 8 of “Notes to Consolidated Financial Statements (Unaudited).”

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) minimum Total Stockholders’ Equity; (ii) a ratio of Funded Debt to EBITDA; and (iii) a Fixed Charge Coverage ratio.  See Note 8 of “Notes to Consolidated Financial Statements (Unaudited).”  For the period measured as of January 31, 2011, we did not comply with the Funded Debt to EBITDA covenant in the Credit Facility.  On April 28, 2011, BMO Harris Bank waived the Company’s January 31, 2011 non-compliance with the Funded Debt to EDITDA covenant in the Credit Facility. On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, BMO Harris Bank amended the Credit Facility’s Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012.  As a result, on April 29, 2011, the Company was in compliance with the Funded Debt to EBITDA covenant under the BMO Harris Bank Credit Facility. Additionally, on that date, BMO Harris Bank extended the maturity date of the Revolving Credit Line Note to June 28, 2011.

On June 27, 2011, BMO Harris Bank amended the Revolving Credit Line Note by extending the maturity date to June 27, 2012. In addition, on that date, BMO Harris Bank amended the interest rate applicable to the Revolving Credit Line Note to one-month LIBOR plus 300 basis points, which eliminated the prior requirement of a 4.00% floor.  Also, on that date, BMO Harris Bank amended the interest rate calculation method within the Loan Agreement which requires the use of a 365/360 day calculation method.  This method applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Revolving Credit Line Note.

For the period measured as of July 29, 2011, the Company was not in compliance with the Fixed Charge Coverage ratio covenant in the Credit Facility.  On September 7, 2011, BMO Harris Bank waived the Company’s July 29, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  See Note 8 of “Notes to Consolidated Financial Statements (Unaudited).”

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

For a detailed discussion regarding the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements (Unaudited).” We have discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Board of Directors.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $800,000 as of July 29, 2011. We have capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three and six months ended July 29, 2011 totaled $1,000 and $8,000, respectively and costs incurred during the three and six months ended July 30, 2010 totaled $9,000 and $20,000, respectively. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2012.

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

Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of July 29, 2011 and July 30, 2010, we do not believe that any assets are impaired.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three and six months ended July 29, 2011, the Company recorded stock-based compensation of $29,000 and $73,000, respectively. During the three and six months ended July 30, 2010, the Company recorded stock-based compensation of $46,000 and $91,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During the three and six months ended July 29, 2011 and July 30, 2010, the Company recorded director-fees expense, through the issuance of stock, of $15,000 and $30,000, respectively.

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

Adoption of New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under this new guidance for which impairment was previously measured. This guidance was effective for interim and annual periods ending after June 15, 2011. The adoption of this guidance did not have a material impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes. Our market risk is limited to fluctuations in interest rates pertaining to our borrowings under our existing credit facilities which require the payment of interest at variable rates equal to one-month LIBOR plus 300 to 340 basis points. We therefore are exposed to market risk from changes in interest rates on certain of our funded debt. Any increase in these rates could adversely affect our interest expense. The extent of market rate risk associated with fluctuations in interest rates is not quantifiable or predictable because of the volatility of future interest rates and business financing requirements. We use no derivative products to hedge or mitigate interest rate risk.

Based on the outstanding balance of $8,854,000 on our credit facilities with BMO Harris Bank as of July 29, 2011, a 1% increase in interest rates would cost the Company approximately $99,000 annually.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that all material information required to be included in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, which could materially affect our business, financial position, and results of operations. Risk factors which we believe could cause actual results to differ materially from those suggested by forward-looking statements include those discussed or identified in this document, in our public filings with the SEC, and those in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On June 27, 2011, the Company entered into Joint Amendment to Loan Agreement and Revolving Line of Credit Note which extended the maturity date of the Revolving Credit Line Note to June 27, 2012. In addition, on that date, BMO Harris Bank amended the interest rate applicable to the Revolving Credit Line Note to one-month LIBOR plus 300 basis points, which eliminated the prior requirement of a 4.00% floor.  Also, on that date, BMO Harris Bank amended the interest rate calculation method within the Loan Agreement which requires the use of a 365/360 day calculation method.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Joint Amendment to Loan Agreement and Revolving Line of Credit Note, dated as of June 27, 2011, between Aerosonic Corporation and BMO Harris Bank.

31.1	Section 302 Certification.

31.2	Section 302 Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2011

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: September 12, 2011

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer