Form 10-Q
period 2011-10-28
AEROSONIC CORP /DE/
filed 2011-12-12
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2011

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

As of December 12, 2011, the issuer had 3,770,323 shares of Common Stock outstanding, net of treasury shares.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or, which include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans”, to be uncertain and forward-looking. Forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us as to current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of the Company’s control.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 28,	January 31,
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$-	$162,000
Accounts receivable, net	4,223,000	4,653,000
Inventories, net	7,323,000	7,363,000
Prepaid expenses and other current assets, net	2,686,000	2,402,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	1,854,000	1,617,000
Total current assets	18,148,000	18,259,000
Property, plant and equipment, net	4,010,000	3,518,000
Deferred income taxes	1,198,000	1,198,000
Intangible assets, net	134,000	255,000
Goodwill	366,000	366,000
Other assets, net	55,000	82,000
Total assets	$23,911,000	$23,678,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,394,000	$2,313,000
Current maturities of long-term debt	753,000	1,255,000
Accounts payable, trade	2,380,000	2,544,000
Compensation and benefits	708,000	780,000
Accrued sales commissions	-	79,000
Accrued expenses and other liabilities	3,472,000	2,792,000
Total current liabilities	10,707,000	9,763,000
Long-term debt	4,466,000	4,985,000
Deferred income taxes	95,000	95,000
Total liabilities	15,268,000	14,843,000
Commitments and contingencies (Note 10)

Stockholders' equity:

Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,194,511 shares and 4,180,239 shares at October 28, 2011 and January 31, 2011, respectively; outstanding 3,763,744 and 3,749,472 shares at October 28, 2011 and January 31, 2011, respectively.	1,678,000	1,672,000
Additional paid-in capital	6,372,000	6,232,000
Retained earnings	3,756,000	4,094,000
Less treasury stock: 430,767 shares at both October 28, 2011 and January 31, 2011, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	8,643,000	8,835,000
Total liabilities and stockholders' equity	$23,911,000	$23,678,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2011	October 29, 2010	October 28, 2011	October 29, 2010

Sales, net	$7,320,000	$7,049,000	$20,450,000	$20,793,000
Cost of sales	5,309,000	4,980,000	15,316,000	14,471,000
Gross profit	2,011,000	2,069,000	5,134,000	6,322,000
Selling, general and administrative expenses	1,675,000	1,724,000	5,401,000	5,298,000
Operating income (loss)	336,000	345,000	(267,000)	1,024,000
Other (expense) income:
Interest expense, net	(84,000)	(205,000)	(288,000)	(566,000)
Gain from casualty	-	-	-	235,000
Other income (expense)	46,000	(2,000)	5,000	(49,000)
Loss on extinguishment of debt	-	(44,000)	(25,000)	(75,000)
	(38,000)	(251,000)	(308,000)	(455,000)
Income (loss) before income taxes	298,000	94,000	(575,000)	569,000
Income tax (provision) benefit	(152,000)	(1,000)	237,000	(199,000)
Net income (loss)	$146,000	$93,000	$(338,000)	$370,000

Basic earnings (loss) per share	$0.04	$0.02	$(0.09)	$0.10
Diluted earnings (loss) per share	$0.04	$0.02	$(0.09)	$0.09

Weighted average shares outstanding basic	3,762,169	3,741,634	3,757,459	3,736,056
Weighted average shares outstanding diluted	4,040,607	4,042,160	3,757,459	4,059,419

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	October 28, 2011	October 29, 2010
Cash flows from operating activities:
Net (loss) income	$(338,000)	$370,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	278,000	224,000
Amortization	148,000	180,000
Accretion on long-term debt	26,000	199,000
Loss on early extinguishment of debt	25,000	75,000
Recovery of previously written off bad debts	(2,000)	(35,000)
Provision for bad debts	126,000	-
Provision for obsolete and slow-moving inventory	198,000	212,000
Provision for warranty	108,000	-
Provision for contract losses	256,000	483,000
Stock-based compensation	146,000	182,000
Gain from casualty	-	(235,000)
Proceeds from insurance	-	235,000
(Benefit) provision for deferred income taxes	(237,000)	256,000
Changes in assets and liabilities:
Accounts receivable, net	306,000	(468,000)
Income taxes receivable	-	(57,000)
Inventories, net	(158,000)	(100,000)
Prepaid expenses and other current assets, net	(284,000)	(654,000)
Other assets	-	(109,000)
Accounts payable, trade	(164,000)	(843,000)
Customer advances	-	(395,000)
Compensation and benefits	(72,000)	(254,000)
Income taxes payable	-	(67,000)
Accrued expenses and other liabilities	237,000	(115,000)
Net cash provided by (used in) operating activities	599,000	(916,000)

Cash flows from investing activities:
Capital expenditures	(770,000)	(716,000)
Net cash used in investing activities	(770,000)	(716,000)

Cash flows from financing activities:
Net increase in revolving credit facility	1,081,000	968,000
Principal payments on notes payable	(600,000)	(700,000)
Proceeds from issuance of notes payable	-	600,000
Principal payments on long-term debt	(472,000)	(5,348,000)
Proceeds from refinancing of long-term debt	-	6,112,000
Net cash provided by financing activities	9,000	1,632,000

Change in cash and cash equivalents	(162,000)	-
Cash and cash equivalents, beginning of period	162,000	-
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$263,000	$353,000
Non-cash financing and other transactions:
Common stock warrants issued	$-	$249,000

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

Liquidity, Covenant Compliance and Management’s Plans

The Company’s liquidity challenges continued due to reduced earnings during the nine months ended October 28, 2011 when compared to the nine months ended October 29, 2010.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending and (iii) meet the Company’s debt obligations in fiscal year 2012 and beyond.

The Company’s principal sources of capital have been cash flows from operations and borrowings under its credit facilities (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Harris Bank”).  As more fully described in Note 8, the Company is required to comply with a number of financial and other covenants under the Credit Facility.  The Company did not comply with certain financial covenants for the periods ended January 31, 2011, July 29, 2011 and October 28, 2011.   BMO Harris Bank waived non-compliance for these periods and agreed to modify certain financial covenants and other terms of the Credit Facility.  However, absent a waiver or modification to the Credit Facility, the Company’s failure to comply with these covenants in future periods would constitute a default under the Credit Facility, which would entitle BMO Harris Bank to terminate the Company’s ability to borrow under the Credit Facility and accelerate the Company’s obligations to repay outstanding borrowings.  There can be no assurance that BMO Harris Bank would agree to any future waivers or modifications.

Failure by the Company to improve its operating results could have a material adverse effect on the Company’s liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that any curative measures proposed by management will be successful to conserve liquidity.  In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the third quarter mean the third quarter ended on the 39th Friday of the fiscal year. For example, references to the third quarter of fiscal year 2012 mean the quarter ended October 28, 2011.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of October 28, 2011, the consolidated statements of operations for the three and nine months ended October 28, 2011 and October 29, 2010, and the consolidated statements of cash flows for the nine months ended October 28, 2011 and October 29, 2010 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2011 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2012. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2011.

Adoption of New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard will be effective for annual or interim goodwill impairment tests performed by the Company after December 31, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue recognition

The Company generally recognizes revenue from sales of its products when the following have occurred: evidence of a sale arrangement exists; delivery or shipment has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

For fixed-price contracts, the Company may recognize revenue on a Multiple-Element Arrangement basis. The Multiple-Element Arrangement method requires the Company to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The Company makes that determination at the inception of the arrangement. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if (a) the delivered item(s) have value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s) and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the buyer. The Company may also recognize its revenue under the completed contract method.

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

Periodically the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Element Arrangement method.  Contracts in process at October 28, 2011, presented as contracts A, B and C are being accounted for under the Milestone method.  The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications.

Milestone considerations for contracts in process at October 28, 2011 include:

Contract A	Milestone consideration
Milestone 1 (Non-Substantive)	$218,000
Milestone 2 (Substantive)	32,000
Milestone 3 (Substantive)	33,000
Milestone 4 (Substantive)	65,000
Milestone 5 (Substantive)	65,000
Milestone 6 (Substantive)	65,000
Milestone 7 (Substantive)	66,000
$544,000

Contract B	Milestone consideration
Milestone 1 (Substantive)	$100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
$662,000

Contract C	Milestone consideration
Milestone 1 (Substantive)	$319,000
Milestone 2 (Substantive)	333,000
Milestone 3 (Substantive)	196,000
Milestone 4 (Substantive)	40,000
$888,000

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the nine months ended October 28, 2011 and October 29, 2010 was as follows:

	Nine Months Ended
	October 28, 2011	October 29, 2010
Beginning balance	$608,000	$653,000
Amounts written off	(52,000)	-
Recoveries of amounts provided for	(2,000)	(35,000)
Amounts provided for	126,000	-
Ending balance	$680,000	$618,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at October 28, 2011 and January 31, 2011 consisted of the following:

	October 28, 2011	January 31, 2011
Raw materials	$6,840,000	$7,498,000
Work in process	2,319,000	1,906,000
Finished goods	470,000	383,000
Reserve for obsolete and slow moving inventory	(2,306,000)	(2,424,000)
Inventories, net	$7,323,000	$7,363,000

The reserve for obsolete and slow moving inventory activity for the nine months ended October 28, 2011 and October 29, 2010 was as follows:

	Nine Months Ended
	October 28, 2011	October 29, 2010
Beginning balance	$2,424,000	$2,025,000
Inventory writen off	(316,000)	-
Amounts charged to operations	198,000	212,000
Ending balance	$2,306,000	$2,237,000

4.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $2,313,000 and $2,287,000 of deferred charges related to several current engineering contracts as of October 28, 2011 and January 31, 2011, respectively. The Company has been retained for the development of customer specific engineering projects. All of the contracts are short-term in nature and not expected to extend beyond twelve months. As of October 28, 2011, the deferred charges consist of $1,982,000 of internal engineering labor, including overhead, and $331,000 of external engineering contract labor. As of January 31, 2011, the deferred charges consist of $1,951,000 of internal engineering labor, including overhead, and $336,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $174,000 and $223,000 as of October 28, 2011 and January 31, 2011, respectively. Related to the deferred charges are accrued contract losses of $1,790,000 and $1,500,000 as of October 28, 2011 and January 31, 2011, respectively, which are included in accrued expenses and other liabilities.

5.	Intangible Assets

Amortization expense related to intangible assets for the three and nine months ended October 28, 2011 was $40,000 and $121,000, respectively. Amortization expense related to capitalized debt issue costs for the three and nine months ended October 28, 2011 was $9,000 and $27,000, respectively.  Debt issue costs, in the amount of $109,000 related to the BMO Harris Bank debt was capitalized and is being amortized over the three-year term of the debt.

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

On May 21, 2009, the Company borrowed an aggregate principal amount of $800,000 based upon the cash drawdown provision of each of the three unsecured loan agreements. The 200,000 warrants issued to the Investors pursuant to the $800,000 drawdown are exercisable at any time during the period after May 21, 2010 and before the warrant expiration date of April 10, 2015. The Company also issued 80,000 common shares in connection with the $800,000 cash drawdown. The aggregate amount borrowed of $800,000 was initially payable in full under each of the three Notes Payable on or before April 10, 2010.

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

On March 31, 2011, the Company completed repayment of the January 31, 2011 outstanding balance of the Notes Payable of $600,000, with each Investor receiving a pro-rata portion of the aggregate repayment amount based on the Investors’ balance on that date.

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the three and nine months ended October 28, 2011, the Company recognized accretion of $0 and $26,000, respectively. For the three and nine months ended October 29, 2010, the Company recognized accretion of $75,000 and $199,000, respectively, presented as additional interest expense.  In addition, as a result of the early repayments to the Investors during the three months ended April 29, 2011, the Company recognized accelerated interest accretion expense in the amount of $25,000, which is presented as loss on extinguishment of debt for the nine months ended October 28, 2011.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of October 28, 2011 and January 31, 2011 consisted of the following:

	October 28, 2011	January 31, 2011
Environmental liability	$800,000	$808,000
Contract loss provision	1,790,000	1,500,000
Warranty liability	252,000	144,000
Other	630,000	340,000
Accrued expenses and other liabilities	$3,472,000	$2,792,000

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

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility (as of April 30, 2010 and before the amendments described after the following summary) are as follows:

•
The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, had an original term of 364 days and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Revolving Credit Line Note originally was one-month LIBOR plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at October 28, 2011 were $1,106,000.

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

•
The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business.

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
On April 28, 2011, BMO Harris Bank waived the Company’s January 31, 2011 non-compliance with the Funded Debt to EDITDA covenant in the Credit Facility. On April 29, 2011, pursuant to a Joint Amendment to Loan Agreement and Revolving Line of Credit Note, the Company and BMO Harris Bank amended the Credit Facility’s Funded Debt to EBITDA covenant to 4.0:1.0 for the balance of fiscal year 2012 and extended the maturity date of the Revolving Credit Line Note to June 28, 2011.

On June 27, 2011, the Company and BMO Harris Bank amended the Revolving Credit Line Note by extending the maturity date to June 27, 2012 and amended the interest rate applicable to the Revolving Credit Line Note to accrue at an annual rate equal to one-month LIBOR plus 300 basis points, which eliminated the prior requirement of a 4.00% floor.  Also, on that date, the Company and BMO Harris Bank amended the interest rate calculation method within the Loan Agreement which requires the use of a 365/360 day calculation method.  This method applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Revolving Credit Line Note.
For the period measured as of July 29, 2011, the Company did not comply with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  On September 7, 2011, BMO Harris Bank waived the Company’s July 29, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.

On September 26, 2011, the Company entered into an amendment (the “Amendment”) to the Loan Agreement.  The Amendment temporarily increased the Revolving Credit Limit applicable to its outstanding Revolving Credit Line Note from $4,000,000 to $4,500,000 for a ninety-day period commencing on September 26, 2011 and ending on December 25, 2011.  To evidence this credit increase, the Company simultaneously replaced the Revolving Credit Line Note through issuance of a new revolving line of credit note in the initial principal amount of $4,500,000 (the “Amended and Restated Revolving Credit Line Note”).  Except as amended to reflect the increased original principal amount and Revolving Credit Limit, the Amended and Restated Revolving Credit Line Note contains the same terms and conditions as the Revolving Credit Line Note, which are described in more detail below.

The Amended and Restated Revolving Credit Line Note matures on June 27, 2012 and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of (i) $4,500,000 until December 25, 2011 and (ii) $4,000,000 from December 26, 2011 until the maturity date; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory.  Interest is payable monthly.  The interest rate applicable to the Amended and Restated Revolving Credit Line Note is one-month LIBOR plus 300 basis points.  The interest rate calculation method requires the use of a 365/360 day calculation method which applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Amended and Restated Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Amended and Restated Revolving Credit Line Note.

For the period measured as of October 28, 2011, the Company did not comply with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  On December 5, 2011, BMO Harris Bank waived the Company’s October 28, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  Long-term debt and Notes Payable at October 28, 2011 and January 31, 2011 consisted of the following:

	October 28, 2011	January 31, 2011
Real Estate Mortgage Note	$3,169,000	$3,344,000
Equipment Term Note	1,362,000	1,647,000
Equipment Credit Line Note	688,000	700,000
Notes Payable	-	549,000
	5,219,000	6,240,000
Less: current maturities	(753,000)	(1,255,000)
Long-term debt, less current maturities	$4,466,000	$4,985,000

Interest and accretion expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the three and nine months ended October 28, 2011 amounted to $84,000 and $288,000, respectively.  Interest and accretion expense on long-term debt and the Revolving Credit Line Note for the three and nine months ended October 29, 2010 was $205,000 and $566,000, respectively.

9.	Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares resulting from stock options were not included in the computation of diluted loss per share for the nine months ended October 28, 2011, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share. Potential common shares resulting from stock options were not included in the computation of diluted earnings per share for the three months ended October 28, 2011 and the three and nine months ended October 29, 2010 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three months ended October 28, 2011 and the three and nine months ended October 29, 2010, were accounted for using the treasury stock method. Stock options and warrants outstanding as of October 28, 2011 amounted to 655,700 shares.

10.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of October 28, 2011, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $800,000 as of October 28, 2011, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its fiscal year 2008 financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals in 2009 from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $625,000. Depending on the findings of additional studies, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between $175,000 and $225,000.  The Company and the former owner of the property are currently negotiating the terms of administrative consent orders with the U.S. Environmental Protection Agency for completion of the contamination characterization and treatment plans. The Company continues to be in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. The Company will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process as required by these orders. Costs incurred during the three and nine months ended October 28, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $0 and $8,000, respectively. Costs incurred during the three and nine months ended October 29, 2010 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes totaled $76,000 and $96,000, respectively.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2011. Total rent expense under the facility lease in Charlottesville, Virginia for the three and nine months ended October 28, 2011 was $42,000 and $126,000, respectively. Total rent expense under the facility lease in Charlottesville, Virginia for the three and nine months ended October 29, 2010, was $42,000 and $112,000, respectively. A majority of those costs are included in cost of sales while the balance is included in selling, general and administrative expenses.

On February 15, 2011, the Company decided to close its repair facility in Charlottesville, Virginia and transfer the repair operations to its Clearwater, Florida facility.  As of July 1, 2011, the transfer had been substantially completed. The Company’s decision resulted from its efforts to reduce costs by utilizing the enhanced capacity at its Clearwater facility created through recent “lean manufacturing” and other operational improvement programs.  The Company incurred $16,000 of retention and severance costs during the three months ended October 28, 2011. In addition, the Company incurred relocation and moving costs of $3,000 during the three months ended October 28, 2011.  The Company continues to occupy engineering and program offices within its Charlottesville facility.

On July 12, 2011, the Company entered into a stand-by letter of credit agreement with BMO Harris Bank in the amount of $35,000 related to our commitment to propose on a contract.  This agreement had no effect on reducing the amount of credit available on the Amended and Restated Revolving Credit Line Note as of October 28, 2011.  The agreement expired on December 9, 2011.

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

Results of Operations. This section provides an analysis of results of operations for the two fiscal quarters and two nine month fiscal periods presented in the accompanying consolidated statements of operations.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of October 28, 2011, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

We design and manufacture aircraft instrumentation and sensor systems. These products are used for both primary flight data and for standby purposes in cockpits that use electronic displays for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEM) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package, from air data collection products to display and backup instrumentation and allows our aircraft manufacturer customers to reduce their number of suppliers. Our unique capabilities in air data collection products continue to expand with the development of multiple air data system designs for domestic and international customers, including highly advanced contour flushport systems as well as new variants of our legacy probe designs.  These technologies support manned aircraft and the expanding Unmanned Autonomous Vehicle (UAV) markets.  During fiscal year 2012, we were awarded development contracts to modify or extend air data capabilities for products on existing airframes using these technologies.

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

In conjunction with our development and production activities, we have developed expertise in the building, testing and validation of critical test equipment, including environmental stress screening chambers and wind tunnels. We are expanding that knowledge to offer customers the ability to order turnkey solutions for their test needs.

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first nine months of fiscal year 2012, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS™ multi-function standby display is being promoted in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

A significant amount of our business relates to the sale of our products to United States (“U.S.”) and foreign military programs. As a consequence, our sales can fluctuate materially, either favorably or unfavorably, depending upon the level of government spending on those military programs which are a major focus of our manufacturing efforts. While we have been successful in obtaining contracts to supply military needs in recent years, sudden reductions in government spending or delays in the government contract award process could have a material unfavorable effect on our current and future military sales and related cash flows. While we cannot predict the outcome of the U.S. government contract award or budget process, we expect that the majority of the military programs that we supply will be sustained at current or near current levels. Additionally, U.S. government procurement offices often require long periods of time to issue requests for proposals and to negotiate contracts. Such lengthy contract cycle times may delay the award of certain anticipated contracts of significant value to the Company. Delays of significant contract awards may have an adverse effect on the financial results of the Company.

Similarly, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With respect to ongoing contracts, several of our commercial customers continue to operate with reduced operations and manufacturing. While this may be offset by additional increases in aftermarket support, it is likely that our business will continue to be negatively affected until the economy recovers and our customers resume prior levels of production and growth. Recently, we are finding that with the negative effects of the ongoing recession, the general aviation and business jet markets are taking longer to recover than previously expected. Continued reductions of customer deliveries may have a significant adverse effect on our financial results.

Recognizing the risks and challenges of the current environment in both our military and commercial markets, we continue to closely analyze our operations and our cost structure for opportunities to enhance our financial performance in the face of a difficult economic environment. We will continue to evaluate our operations and implement actions we deem appropriate to counter the near-term challenges in our markets while preserving our ability to be responsive to our customers as the economy improves.

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

We believe overall prospects for our financial performance to be very good over the long term, while we continue to work our way through short-term challenges. On November 10, 2011, we issued a press release that announced receipt of new orders during the third quarter totaling $17.4 million, not including options. These orders increased our backlog of firm orders to more than $25.5 million as of October 28, 2011. These orders are expected to be delivered over the next three years and include products and services for both domestic and international programs. However, our financial performance in the first three quarters of fiscal year 2012 were adversely affected by the slower economy generally, and in the aerospace industry in particular, resulting in reduced sales of certain products. In addition, the move of our repair station from Virginia to Florida also impacted earnings, an investment that we expect will improve customer service and reduce overall operating costs. The Virginia property held for sale and the Virginia leased property use cash for continued maintenance and debt servicing without contributing significantly to our operations, thereby adversely affecting our results of operations.

Our ability to enhance gross profit and operating results will require that we introduce new products and grow our business while continuing to improve manufacturing throughput and delivery performance. We are well engaged in implementing lean manufacturing principles, supported by training programs, to further develop a consistent, disciplined, and innovative engineering and production culture. We complement these initiatives with a marketing and sales strategy that builds on our market presence and core competencies in sensor, air data computation, and display technologies.

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

Three months ended October 28, 2011 and October 29, 2010:

Net sales for the third quarter of fiscal year 2012 increased $271,000, or 3.8%, to $7,320,000 when compared to $7,049,000 for the third quarter of fiscal year 2011. During the third quarter of fiscal year 2012, the sales volume increased from the prior year on sales of development services and sensor products, partially offset by decreased sales of mechanical products, spares, and repairs. Our revenues continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the third quarter of fiscal year 2012 increased $329,000, or 6.6%, to $5,309,000 when compared to $4,980,000 for the third quarter of fiscal year 2011. Gross profit as a percentage of sales for the third quarter of fiscal year 2012 was 27.5% versus 29.4% for the third quarter of fiscal year 2011. The three-month comparative decrease in gross profit as a percent of sales was primarily due to the completion of a customer-funded development contract and the liquidation of its contract loss provisions. That contract’s impact to the third quarter’s gross profit approximated (1.7%). In addition, during the third quarter of fiscal 2012, gross profit was unfavorably impacted by additional contract loss provisions of approximately $131,000 pertaining to a customer-funded development contract that is still in progress. Management views these contract development costs as investments in technology and capabilities that are expected to benefit future business opportunities. In particular, as we conclude contracts that were undertaken prior to the tenure of the current management team, we have been developing and implementing new disciplines to ensure more appropriate terms, robust plans, and better execution of development programs.

Selling, general and administrative expenses for the third quarter of fiscal year 2012 were $1,675,000, a decrease of $49,000 from the third quarter of fiscal year 2011 of $1,724,000. The net decrease was primarily due to a decrease in IR&D costs.

We reported operating income during the third quarter of fiscal year 2012 of $336,000, or 4.6% of net sales, compared to operating income of $345,000, or 4.9% of net sales, in the prior year’s third quarter. This small decrease in operating income as a percentage of net sales is primarily attributable to the lower gross margin percentage as described above, partially offset by the lower selling, general and administrative costs.

Interest expense, net, decreased $121,000 for the third quarter of fiscal year 2012 when compared to the third quarter of fiscal year 2011 primarily due to the absence of interest and accretion expense relating to the Notes Payable, which were repaid on March 31, 2011. A loss on extinguishment of debt was reported in the third quarter of fiscal year 2011 in the amount of $44,000 representing accelerated accretion expense relating to the portion of the Notes Payable that was repaid early.  See Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

Income before income taxes was $298,000 in the third quarter of fiscal year 2012 versus income before income taxes of $94,000 in the third quarter of fiscal year 2011. For the quarter ended October 28, 2011, net income was $146,000 or $0.04 basic and diluted earnings per share, versus net income of $93,000, or $0.02 basic and diluted earnings per share for the quarter ended October 29, 2010.

Nine months ended October 28, 2011 and October 29, 2010:

Net sales for the nine months ended October 28, 2011 decreased $343,000, or 1.6%, to $20,450,000 when compared to $20,793,000 for the nine months ended October 29, 2010. During the nine months of fiscal year 2012, the sales volume decreased from the prior year by approximately $1.8 million on reduced sales of mechanical instruments and sensor products, partially offset by approximately $1.5 million of increased sales volume of repairs and development services, contributing to the net decrease of $0.3 million.

Cost of sales for nine months of fiscal year 2012 increased $845,000, or 5.8%, to $15,316,000 when compared to $14,471,000 for the nine months of fiscal year 2011. Gross profit as a percentage of sales for the nine months of fiscal year 2012 was 25.1% versus 30.4% for the nine months of fiscal year 2011. The nine month comparative decrease in gross profit as a percent of sales reflects (a) lower sales volume, (b) the completion of a customer-funded development contract and the liquidation of its contract loss provisions, (c) increased costs associated with lean investment activities, including process development, documentation, and training, (d) costs associated with the transition of the Virginia repair station to our Florida facility, and (e) contract loss provisions on two customer-funded development contracts. Management views these contract development costs as investments in technology and capabilities that are expected to benefit future business opportunities.

Selling, general and administrative expenses for the nine months of fiscal year 2012 were $5,401,000 and increased $103,000, or less than two percent, over the nine months of fiscal year 2011 at $5,298,000.

We reported an operating loss during the nine months of fiscal 2012 of ($267,000), or (1.3%) of net sales, compared to operating income of $1,024,000, or 4.9% of net sales, in the prior year’s nine month period, a decrease of $1,291,000. This decrease in operating income is primarily attributable to (a) the comparatively lower net sales, (b) the lower gross margin percentage as described above, and (c) the small increase in selling, general and administrative expense.

Interest expense, net, decreased $278,000 for the nine months of fiscal year 2012 when compared to the nine months of fiscal year 2011 primarily as a result of lower interest and accretion expense relating to the Notes Payable. The prior year nine-month period included a gain from casualty of $235,000 relating to the claim as a result of the August 8, 2008 fire.

Loss before income taxes was ($575,000) in the nine months of fiscal year 2012 versus income before income taxes of $569,000 in the nine months of fiscal year 2011. The income tax benefit was $237,000 as our estimated effective income tax rate for fiscal 2012 is approximately 41% compared to an effective income tax rate of 45% last year. The fiscal 2012 estimated effective tax rate is higher than the statutory rate of approximately 37% primarily due to permanent tax differences, including those relating to domestic manufacturing deductions, incentive stock options and accretion expense associated with the Notes Payable. For the nine-month period ended October 28, 2011, net loss was ($338,000) or ($0.09) basic and diluted loss per share, versus net income of $370,000, or $0.10 basic and $0.09 diluted earnings per share for the nine month period ended October 29, 2010.

Liquidity and Capital Resources
Our principal sources of capital have been cash flows from operations and borrowings under the Credit Facility described below.  As of October 28, 2011, we had $0 in cash and cash equivalents, compared to $162,000 as of January 31, 2011.  In addition, as of October 28, 2011, we had $1,106,000 available under our Credit Facility in comparison to $1,687,000 available as of January 31, 2011.

Our cash provided by operating activities was $599,000 for the nine months ended October 28, 2011, an increase in cash provided of $1,515,000 compared to cash used of $916,000 for the nine months ended October 29, 2010. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•
$774,000 primarily from reduced accounts receivable, as a result of increased collection of accounts receivable and increased bad debt provisions at October 28, 2011 compared to similar levels affecting accounts receivable at October 29, 2010,

•	$679,000 primarily from increased accounts payable, as a result of extending payments to vendors,

•	$234,000 from increased provisions for bad debt expense of $126,000 and warranty expense of $108,000,

•	$395,000 from decreased repayments of customer advances during the nine months ended October 28, 2011, compared to repayments of customer advances during the nine months ended October 29, 2010 and

•	$371,000 primarily from decreased deferred charges of internal engineering costs partially offset by the financing of insurance policies,

•	$352,000 primarily from the financing of insurance policies;

Partially offset by increases in cash used in operating activities of:

•	$708,000 from a net loss of ($338,000) during the nine months ended October 28, 2011 compared to a net income of $370,000 during the nine months ended October 29, 2010,

•	$493,000 from a noncash benefit for income taxes at October 28, 2011 of $237,000 compared to a noncash provision for income taxes of $256,000 at October 29, 2010,

•	$227,000 primarily from decreased provision for contract losses,

•	$173,000 from decreased accretion on long-term debt, due to the payoff of Notes Payable during the quarter ended April 29, 2011 and

Our cash used in investing activities increased $54,000 for the nine months ended October 28, 2011 compared to the nine months ended October 29, 2010 due solely to capital improvements and equipment additions of $770,000 during the nine months ended October 28, 2011 compared to capital improvements and equipment additions of $716,000 during the nine months ended October 29, 2010 related primarily to the continued replacement of fixed assets lost in the August 2008 fire.

Our cash provided by financing activities for the nine months ended October 28, 2011 was $9,000 compared to cash provided by financing activities for the nine months ended October 29, 2010 of $1,632,000. The change was attributable to $113,000 of additional borrowings against the Amended and Restated Revolving Credit Line Note offset by $100,000 of reduced payments to the Notes Payable and $1,236,000 of increased long-term debt repayment, net of proceeds from refinancing in fiscal year 2011. In addition, we completed repayment of the Notes Payable during the first quarter ended April 29, 2011 in the amount of $600,000.

Our days sales in accounts receivable decreased to 58 days at October 28, 2011, down from 60 days at January 31, 2011. Through cash management and purchasing practices, our outstanding account payable balances with operational and production suppliers declined as days purchases in accounts payable decreased to 41 days at October 28, 2011, down from 46 days at January 31, 2011.  However, we continue to be challenged to maintain favorable payment terms with certain suppliers.

Our liquidity will depend on our ability to achieve budgeted operating results and to refinance or renew our Credit Facility when it matures on June 27, 2011.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2012 and beyond.  We continue to experience liquidity challenges because of our reduced earnings during the nine months ended October 28, 2011 when compared to the nine months ended October 29, 2010.  Our failure to improve our operating results could have a material adverse effect on our liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that our proposed plans and actions will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

Working Capital and Capital Expenditures

Our working capital at October 28, 2011 was $7,441,000 compared to $8,496,000 at January 31, 2011. This decrease in working capital of $1,055,000 as of October 28, 2011 relates, in part, to an increase in the Amended and Restated Revolving Credit Line Note of $1,243,000, a decrease in accounts receivable of $430,000, due primarily to sales declines exceeding cash collections and increased accounts payable and accrued liabilities of $365,000.  These unfavorable changes to working capital are offset, in part, by favorable changes to working capital associated with $502,000 related to the payoff of the Notes Payable and the continued pay down of debt, a $283,000 increase to financed insurance policies, partially offset by deferred revenue and the recognition of a $237,000 tax benefit at October 28, 2011.

The collection of our accounts receivable is the primary source of cash used to fund our operations. Our banking line of credit is used as an additional source of cash as necessary from time to time, and we sweep any excess cash back against the line of credit on a daily basis to minimize interest expense. We believe that cash collected from our accounts receivable, as further supplemented by advances under our Credit Facility, are adequate to fund our ongoing operations for the next twelve months.  Prior to the maturity date of the Amended and Restated Revolving Credit Line Note on June 27, 2012, we intend on refinancing or renewing our Credit Facility with BMO Harris Bank.  However, there can be no assurance that we will achieve our expected operating results and/or have access to our Credit Facility, or that unforeseen circumstances will not require us to seek additional funding sources in the future.  In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

Our future capital requirements depend on numerous factors, including research and development, expansion of product lines and other factors. Furthermore, we may need to develop and introduce new or enhanced products, respond to competitive pressures, invest or acquire businesses or technologies or respond to unanticipated requirements or developments, which would require additional resources. Currently, our cash flow from operations alone may not be sufficient to meet these challenges.

Our capital expenditures for the three and nine months ended October 28, 2011 were $258,000 and $770,000, respectively, compared to $44,000 and $716,000 for the three and nine months ended October 29, 2010, respectively. Capital expenditures for the nine months ended October 28, 2011 consisted of $161,000 for engineering software and operating equipment as well as $609,000 for self-constructed assets.  Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We replaced certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2011 and 2010.  Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

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

On June 27, 2011, BMO Harris Bank amended the Revolving Credit Line Note by extending the maturity date to June 27, 2012 and amended the interest rate applicable to the Revolving Credit Line Note to one-month LIBOR plus 300 basis points, which eliminated the prior requirement of a 4.00% floor.  Also, on that date, BMO Harris Bank amended the interest rate calculation method within the Loan Agreement which requires the use of a 365/360 day calculation method.  This method applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Revolving Credit Line Note.

For the period measured as of July 29, 2011, the Company did not comply with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  On September 7, 2011, BMO Harris Bank waived the Company’s July 29, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  See Note 8 of “Notes to Consolidated Financial Statements (Unaudited).”

On September 26, 2011, the Company entered into an amendment (the “Amendment”) to the Loan Agreement.  The Amendment temporarily increased the Revolving Credit Limit applicable to its outstanding Revolving Credit Line Note from $4,000,000 to $4,500,000 for a ninety-day period commencing on September 26, 2011 and ending on December 25, 2011.  To evidence this credit increase, the Company simultaneously replaced the Revolving Credit Line Note through issuance of a new revolving line of credit note in the initial principal amount of $4,500,000 (the “Amended and Restated Revolving Credit Line Note”).  Except as amended to reflect the increased original principal amount and Revolving Credit Limit, the Amended and Restated Revolving Credit Line Note contains the same terms and conditions as the Revolving Credit Line Note, which are described in more detail below.

The Amended and Restated Revolving Credit Line Note matures on June 27, 2012 and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of (i) $4,500,000 until December 25, 2011 and (ii) $4,000,000 from December 26, 2011 until the maturity date; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory.  Interest is payable monthly.  The interest rate applicable to the Amended and Restated Revolving Credit Line Note is one-month LIBOR plus 300 basis points.  The interest rate calculation method requires the use of a 365/360 day calculation method which applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Amended and Restated Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Amended and Restated Revolving Credit Line Note.

For the period measured as of October 28, 2011, the Company did not comply with the Fixed Charge Coverage Ratio covenant in the Credit Facility.  On December 5, 2011, BMO Harris Bank waived the Company’s October 28, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.

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

For fixed-price contracts, the Company may recognize revenue on a Multiple-Elements Arrangement basis. The Multiple-Elements Arrangement method requires the Company to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The Company makes that determination at the inception of the arrangement. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if (a) the delivered item(s) have value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s) and (c) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. The Company may also recognize its revenue under the completed contract method.

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

Periodically, the Company enters into research and development contracts with customers. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method.  The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $800,000 as of October 28, 2011. We have capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three and nine months ended October 28, 2011 totaled $0 and $8,000, respectively and costs incurred during the three and nine months ended October 29, 2010 totaled $76,000 and $96,000, respectively. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2012.

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

Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of October 28, 2011 and October 29, 2010, we do not believe that any assets are impaired.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three and nine months ended October 28, 2011, the Company recorded stock-based compensation of $26,000 and $99,000, respectively. During the three and nine months ended October 29, 2010, the Company recorded stock-based compensation of $46,000 and $137,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During the three and nine months ended October 28, 2011 and October 29, 2010, the Company recorded director-fees expense, through the issuance of stock, of $15,000 and $45,000, respectively.

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

Adoption of New Accounting Pronouncements

In September 2011, the FASB issued a new standard which amends the existing guidance on goodwill impairment testing. The new standard allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The standard will be effective for annual or interim goodwill impairment tests performed by us after December 31, 2011. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

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

Based on the outstanding balance of $8,613,000 on our credit facilities with BMO Harris Bank as of October 28, 2011, a 1% increase in interest rates would cost the Company approximately $91,000 annually.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
Second Amendment to Loan Agreement, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

10.2
Amended and Restated Revolving Line of Credit Note, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

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

Date: December 12, 2011

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: December 12, 2011

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer