Form 10-K
period 2012-01-31
AEROSONIC CORP /DE/
filed 2012-04-30
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2012

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 29, 2011, the last business day of the registrant’s most recently completed second quarter was approximately $12,594,000, based upon the closing price of the common stock on the NYSE Amex (formerly the “American Stock Exchange” “AMEX”) on that date.

As of April 30, 2012, the issuer had 3,774,763 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held July 19, 2012 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

We have a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2012 mean the fiscal year ended January 31, 2012.

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

During fiscal year 2012, we completed the relocation of substantially all of our Avionics’ manufacturing and repair/overhaul capabilities from Virginia into our Clearwater, Florida facility. Additionally, during fiscal year 2012, we continued our efforts to sell the Earlysville facility.

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

Industry

Military original equipment manufacturers (“OEMs”), such as BAE Systems, Bell Helicopter, Korea Aerospace Industries, Lockheed Martin Corporation, Sikorsky Aircraft Corporation and The Boeing Company (“Boeing”) increasingly rely on subcontractors to carry a greater share of aircraft design scope, including system requirements, hardware and software design, and physical and electrical interfaces. Supporting this increased need has enabled us to develop a greater technical capability for serving our customer base. Our increased technical capability has also positioned us to push further into the commercial aircraft market with new technologies. We continue to work with customers to identify new products and new product application opportunities and we are exploring the design and development of core technologies that will have applications across our product lines. This will allow us to better control obsolescence and reduce material costs while increasing capability.

We are an aerospace industry leader in the design and manufacturing of aircraft instrumentation, air data sensing and air data test equipment. Our instrumentation products are used for both primary flight data and standby redundant instrumentation in cockpits. Our electronic displays are used for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality aircraft instrumentation in the military, general aviation and commercial aircraft marketplaces. Our air data sensing product line offers a broad range of air data and aircraft attitude sensing devices ranging from Angle of Attack (AoA) sensors, Stall Warning Transmitters (SWT) and Integrated Multi-Function Probes (IMFP®) to leading-edge Modular Static Flush Port (MSFP) technology. This range of products allows us to offer a fully integrated avionics package from air data to display and backup instrumentation thus reducing the number of suppliers required on the aircraft. Interest in our MSFP and derivative products has come from manufacturers of new manned and unmanned aircraft from around the world demonstrating the unique nature of this product. We are moving rapidly through the development cycle on the OASIS® backup display system. This product makes the latest technology in backup systems available to a broader range of aircraft through innovative design and affordable pricing.

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

Strategy

Our market objectives are to deliver increasing value to our customers in three primary ways. First, because Aerosonic has a large installed base with many existing aircraft, as well as many long-standing relationships with global OEMs, we are working to ensure that our service, repair, and overhaul operations provide effective product support. This is a significant driver of customer satisfaction and financial contribution for our business. Second, we continuously strive to improve our ability to deliver new production on-time to customers’ exacting manufacturing schedules and technical specifications. Aircraft manufacturers are focused on increasingly lean and cost-effective supply chains and we are working to ensure that we support their initiatives. Third, and most important from a growth perspective, we strive to design and deploy new products that enable our customers to deliver upgraded and/or new aircraft models. An important example of this is our work to develop digital instrumentation to replace aging mechanical designs. We have specialized air sensor, information processing, data presentation, design methodology, and manufacturing process knowledge that enables us to develop product solutions that enhance pilot performance and aircraft safety. Continually reinvesting and building on that capability in support of our customers is one of our core commitments.

Our business strategy is supported by our Company values, whereby we strive every day to be the best in the world at what we do. Our stated values include customer focus, open communication, honesty, mutual respect, trust, a bias for action, teamwork, leadership and other values that we believe attract good people, help retain the best and support high performance. We expect that, over time, a team of people dedicated to serving our stakeholders based on these shared values will lead to the success and growth of our Company.

Products and Distribution

Our products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States and numerous foreign military services. For the years ended January 31, 2012 and 2011, approximately 35% and 41%, respectively, of our sales were to the United States commercial sector. During these same two years, 44% and 34%, respectively, of our sales were either directly or indirectly to United States military services.

Additionally, we sell our products to customers outside of the U.S. Our aggregate percentages of international sales to overall sales were 20% and 25% for our fiscal years 2012 and 2011, respectively.

Most of our instrument sales are made directly through our sales personnel to OEMs or to the United States military, with our remaining sales being made through distributors and commissioned sales representatives who resell to aircraft operators.

We produce a full line of mechanical and electro-mechanical cockpit instruments. These instruments operate independently of the aircraft electrical system, as they transfer valuable flight data to the pilot using only air pressure from aircraft probes as a power source.

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

We also produce digital cockpit instruments. These Technical Standard Order (“TSO”) certified indicators combine accuracy, robustness and long-term reliability of digital electronic equipment, with a “pilot familiar” analog pointer display.

In 2007, we purchased the stock of OP Technologies, Inc. with the intention of completing any further development on its display product line that may have been required to obtain FAA certification. We dedicated significant resources and efforts in that regard, but it was not successful for a number of reasons including the economic environment and significant competition. Accordingly, we have made a business decision to discontinue further development and certification efforts on the Op Tech Flight Display product.

We are well into the development cycle of our new OASIS® Standby Display System. This product allows us to offer a next generation product that complements our highly successful line of standby instruments and systems.  The OASIS® offers current technology with a flexible architecture that promotes ease of installation at a price that is already generating interest in the fixed wing and helicopter markets.

Customers

We primarily market our products to OEMs, particularly manufacturers of corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. We also market our products to general aviation aircraft owners through our network of authorized distributors.

During fiscal year 2012, our largest customers, in terms of revenue, were the U.S. Government, The Boeing Company and Carp Industries, which represented 21%, 15% and 11% of total revenues, respectively. The loss of the U.S. Government or The Boeing Company as a customer would have a material adverse effect on our results of operations. Sales to Carp are primarily aftermarket parts that are sold through our distribution agreement. We expect that these sales would survive any loss of the relationship with Carp as they would transfer to one of our other distributors.

Contracts

Our contracts are normally for production or development and are generally firm fixed-price contracts. Our production contracts are typically fixed-price for a one year period with options to be exercised over a one to five year period with pricing targets established. The aerospace industry trend for such contracts continues to move away from five year contracts and toward contracts of shorter duration. We also secure purchase orders from customers for product sales in the normal course of our business that are binding contracts upon our acceptance of the terms and conditions of the orders.

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

In accordance with normal practice, most of our contracts with the U.S. Government and its agencies and departments are subject to partial or complete termination at any time at the U.S. Government’s convenience. Our government contracts generally contain provisions providing that in the event of a termination for convenience by the U.S. Government, we shall have the right to recover allowable costs incurred to the date of termination as well as a proportionate share of the profit on the work completed, consistent with U.S. Government contract regulations and procedures.

The inherent nature of the U.S. Government’s contracting and budgeting process may affect our operating results and production backlog. Examples include the limited availability of year-end monies to accomplish important last minute contracts for supplies and services, enactment of continuing resolutions that limit spending to the previous year’s level until a budget is signed into law, late approval of new budgets, and the use and timing of supplemental appropriations. These events significantly affect the amount of orders that we have in backlog and the number and size of major contracts for our products.

Sales and Marketing

We focus our sales efforts on government and military entities, OEMs and distributors. We continue to pursue additional aftermarket opportunities as well, given the slow OEM market and the resulting increase in retrofit, modification and repair programs.

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

At January 31, 2012, our backlog of firm orders was approximately $25.5 million, an increase of approximately $8.8 million when compared to our backlog as of January 31, 2011. The amount of backlog that is deliverable within twelve months was approximately $14.8 million at January 31, 2012, an increase of approximately $0.7 million when compared to January 31, 2011. The foregoing backlog amounts represent firm production and development orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation. Backlog amounts include business generated through repair and spare parts orders.

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

Patents and Licenses

We have patents on certain commercial and military products such as air data probes. We also have certain registered trademarks. This intellectual property portfolio, in the aggregate, is valuable to our operations, however, we do not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

We expended approximately $2,719,000 and $3,092,000 in both internally and externally funded research and development costs for potential new products and enhancements during the years ended January 31, 2012 and 2011, respectively. In fiscal year 2012, we continued our efforts and completed several externally funded research and development projects initiated in prior years. In addition, during fiscal year 2012, we initiated several new externally funded research and development projects.

We continued various development efforts during fiscal year 2012 for both military and commercial applications. Creating innovative digital, integrated standby devices has been a primary focus of our R&D efforts, along with additional advancements for our industry unique air data instruments.  These efforts will provide for an integrated product line from sensors and information processing through primary and backup displays for the flight crew. Further, we plan to continue our design efforts to satisfy our existing contractual obligations as well as our internal development of products for future customer applications.  This includes re-engineering of existing products and processes to improve manufacturability, increase reliability, enhance throughput, and reduce production costs.

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

Employees

As of January 31, 2012 and January 31, 2011, we employed 199 and 211 full time employees, respectively. Our future success depends on the ability to attract, train and retain quality personnel. Our employees are not represented by labor unions and we consider our relations with our employees to be good.

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

We perform work under a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government. Sales under these contracts as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 44% and 34% of our total revenue for fiscal years 2012 and 2011, respectively.

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

As part of the aerospace industry our business is heavily regulated and the cost of non-compliance with applicable regulations could be significant

The aerospace industry is heavily regulated and failure to comply with applicable laws or regulations could reduce our sales or require us to incur additional costs to achieve compliance, which could have a material adverse effect on our results of operations.

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

We face continuous pricing pressure from our customers and our competitors. This will affect our margins and therefore our profitability and cash flow unless we can manage efficiently our manufacturing costs and market our products based on superior quality

Our customers often award contracts based on product pricing, and we believe we have not received some awards due to pricing discounts given by our competitors. Many of our competitors have significantly greater financial resources than we have, and as a result may be able to withstand the adverse effect of discounted pricing and reduced margins in order to build market share. While one of our strategies is also to discount to retain and increase market share and to seek to manage our manufacturing efficiently to sustain acceptable margins, we may not be able to maintain appropriate prices or to manage product manufacturing costs sufficiently to sustain acceptable margins. Similarly, we seek to compete based on product quality rather than price, but we may not be successful in these efforts with enough contract awards to offset the need to reduce prices for other products. This could adversely affect our profitability, our liquidity and our market share.

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

Our industry has rapid technological changes and products that are subject to obsolescence - as a result, we are developing new products that might not be successful

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and aerospace industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. The markets for a number of our products and services are generally characterized by rapid technological development, evolving aerospace industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services or in market demand for products or services based on a particular technology could result in faster than anticipated obsolescence of certain of our products or services and could have a material adverse effect on our business, results of operations and financial condition. We might not be successful in our efforts to develop new products and technology that gain market acceptance. Currently accepted aerospace industry standards are also subject to change, which may contribute to the obsolescence of our products or services and could have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent on the ability to maintain reasonable levels of working capital along with capital needs for expansion

Our need to expend resources on research and development to provide our customer base with new and enhanced products as well as to continuously upgrade our process technology and manufacturing capabilities requires us to invest necessary resources on an annual basis. If we elect to expand our operations in future periods, whether as a result of organic growth or through strategic acquisitions, our capital needs would increase. Our ability to raise capital to meet our existing and future needs may depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. If we are unable to generate sufficient cash from operations or raise additional capital in the future, we may have to limit our growth, enter into less favorable financing arrangements, or scale back on planned research and development or upgrades, any of which could have a materially adverse effect on our profitability.

We rely significantly on our ability to fill orders on a timely basis and collect accounts receivable for liquidity needs

Our liquidity depends on cash generated from operations. We have been challenged during fiscal years 2012 and 2011 to efficiently process orders, ship finished goods, and collect receivables in order to maintain liquidity. Should we continue to experience operational inefficiencies in any of these areas it will have an adverse effect on our financial condition, operating results and cash flows, as well as our ability to access credit markets and to obtain reasonable trade terms from our vendors.

We continue to experience liquidity challenges

In addition to debt service on our credit facilities, we have significant cash obligations that we must meet in the near future. Specifically, although we are not delinquent on payments of debt service under our credit facilities, payments to vendors that provide critical services and inventory to us occasionally extend beyond payment terms. Should we not be able to execute our business plan to meet our cash obligations, improve our cash flows from operations and continue to obtain reasonable vendor terms, our financial condition and operating results will continue to suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The terms of our credit facilities include various covenants, and failure to meet these covenants could affect our ability to borrow

Our Credit Facility with BMO Harris Bank, N.A. (“BMO Harris Bank”) requires us to maintain compliance with financial covenants that are based on total stockholders’ equity, ratio of funded debt to EBITDA covenant, and a fixed charge coverage ratio. We complied with all financial covenants as of January 31, 2012, however, we were not in compliance with certain financial covenants for the periods January 31, 2011, July 29, 2011 and October 28, 2011. The lender waived non-compliance for these periods and adjusted the funded debt to EBITDA covenant for our 2012 fiscal year, but there is no assurance that the lender will waive compliance or amend this Credit Facility in future periods, if such a waiver or amendment is needed. A default under the Credit Facility would adversely affect us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our Credit Facility with BMO Harris Bank is also subject to renewal provisions, including a maturity date for a revolving line of credit of June 27, 2012. These renewals might become more challenging due to our financial position and credit constraints in the U.S. banking markets as a whole. Failure to obtain permanent financing would impair our liquidity and viability as a going concern into the future.

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

We face risks associated with international sales

During fiscal years 2012 and 2011, international sales accounted for approximately 20% and 25%, respectively, of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

• Our quarterly and annual operating results and variations therein;

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

Our common stock may become subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock

Our common stock may become a “penny stock” pursuant to Rule 3a51-1 of the Exchange Act. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are defined as equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks associated with the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements, that apply to any stock that becomes subject to the penny stock rules, may have the effect of reducing the level of trading activity of our stock in the secondary market.

We have risks related to the inherent limitations of internal control systems

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of January 31, 2012. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

 Not Applicable.

ITEM 2.	PROPERTIES.

The following table sets forth the locations and general characteristics of our principal properties, two of which are owned by us while the third property is leased:

Approximate Number of
Square Feet of
Location	Plant and Office Area
Plant and office facilities, 1212 North Hercules Avenue, Clearwater, Florida (Owned)	61,000
Plant facility held for sale, 3369 Earlysville Road, Earlysville, Virginia (Owned)	53,000
Plant and office facilities, 1180 Seminole Trail, Charlottesville, VA (Leased)	9,000

On August 8, 2008, we suffered the destruction of one of the buildings comprising our Clearwater, Florida facility as a result of a fire. The Clearwater, Florida property, as reconfigured, is fully occupied by us and suitable for our present level of production.

In preparing to sell our Earlysville, Virginia facility, we engaged an environmental consulting firm to survey for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that might have resulted from an accidental loss of solvents by a former owner. Based on this initial and a subsequent survey, we estimate the remaining contamination treatment costs at $788,000. We capitalized these contamination treatment costs as an increase to property held for sale, since these costs will be incurred in preparing for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Our costs incurred for treatment during our fiscal years 2012 and 2011 totaled $20,000 and $124,000, respectively. On September 20, 2007, we signed a five-year operating lease at a much smaller 9,000 square foot facility in Charlottesville, Virginia to serve as our new location for support and repair/overhaul activities for existing Avionics Specialties products. During fiscal year 2012, substantially all of the support and repair/overhaul activities for existing Avionics Specialties products relocated from the leased facility in Charlottesville, Virginia to our facility in Clearwater, Florida. The operating lease in Charlottesville, Virginia is expected to terminate in December 2012.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, at this time, there are no material claims or legal actions at this time.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock and Dividends

Our common stock is listed on the NYSE Amex under the symbol “AIM.” The range of high and low sales prices as reported by the NYSE Amex for each of the quarters of the fiscal years ended January 31, 2012 and January 31, 2011 was as follows:

	COMMON STOCK
	MARKET PRICE
2012	HIGH	LOW
Fourth quarter	$3.39	$2.15
Third quarter	$3.45	$2.25
Second quarter	$3.48	$2.86
First quarter	$3.70	$2.60

2011	HIGH	LOW
Fourth quarter	$3.69	$2.52
Third quarter	$4.00	$2.50
Second quarter	$4.26	$2.51
First quarter	$4.40	$3.75

As of April 30, 2012, our outstanding shares of common stock were owned by approximately 2,000 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plan at January 31, 2012 is summarized as follows:

(c) Number of securities
	(a) Number of		remaining available for
	securities to be		future issuance under
	issued upon exercise	(b) Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding warrants	securities reflected in
Plan category	and rights	and rights	column (a))
Equity compensation plans approved by security holders	339,200	$2.83	210,800
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	339,200	$2.83	210,800

Stock warrants issued to the Investors, as discussed in Note 7 of “Notes to Consolidated Financial Statements”, are not included in the above table as they were not issued from an equity compensation plan. See Note 16 of “Notes to Consolidated Financial Statements.”

ITEM 6.	SELECTED FINANCIAL DATA.

The following table represents selected financial data for the most recent five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2010, 2009 and 2008 and for the years ended January 31, 2010, 2009 and 2008 have been derived from audited financial information not separately presented herein.

	As of and for the Years Ended January 31,
	2012	2011	2010	2009	2008

Revenues, net	$29,607,000	$29,618,000	$31,136,000	$20,451,000	$25,410,000
Cost of sales	(21,112,000)	(20,486,000)	(20,268,000)	(18,410,000)	(24,870,000)
Gross profit	8,495,000	9,132,000	10,868,000	2,041,000	540,000
Selling, general and administrative expenses	(7,154,000)	(7,415,000)	(6,725,000)	(7,550,000)	(5,861,000)
Gain on sale of property, plant and equipment	-	-	-	18,000	315,000
Operating income (loss)	1,341,000	1,717,000	4,143,000	(5,491,000)	(5,006,000)
Other (expense) income	(513,000)	(637,000)	(54,000)	197,000	(316,000)
Income (loss) before income taxes	828,000	1,080,000	4,089,000	(5,294,000)	(5,322,000)
Income tax (expense) benefit	(436,000)	(455,000)	172,000	(33,000)	1,941,000
Net income (loss)	$392,000	$625,000	$4,261,000	$(5,327,000)	$(3,381,000)

Basic earnings (loss) per share	$0.10	$0.17	$1.15	$(1.48)	$(0.95)

Fully diluted earnings (loss) per share	$0.10	$0.15	$1.09	$(1.48)	$(0.95)

Total assets	$23,035,000	$23,678,000	$21,476,000	$17,761,000	$21,380,000

Long-term debt (1)	$8,143,000	$8,553,000	$7,933,000	$6,022,000	$7,328,000

(1)	Long-term debt is defined as all outstanding long-term debt and capital leases, including current maturities, and the revolving credit facility

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations. This section provides an analysis of results of operations for the two fiscal years presented in the accompanying Consolidated Financial Statements and Notes.

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of January 31, 2012, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

We design and manufacture aircraft instrumentation and sensor systems. These products are used for both primary flight data and for standby purposes in cockpits that use electronic displays for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEMs) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer a fully integrated avionics package, from air data collection products to display and backup instrumentation and allows our aircraft manufacturer customers to reduce their number of suppliers. Our unique capabilities in air data collection products continue to expand with the development of multiple air data system designs for domestic and international customers, including highly advanced contour flushport systems as well as new variants of our legacy probe designs.  These technologies support manned aircraft and the expanding Unmanned Autonomous Vehicle (UAV) markets.  During fiscal year 2012, we were awarded development contracts to modify or extend air data capabilities for products on existing airframes using these technologies.

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

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During fiscal year 2012, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS® multi-function standby display is being promoted in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

A significant amount of our business relates to the sale of our products to U.S. and foreign military programs. As a consequence, our sales can fluctuate materially, either favorably or unfavorably, depending upon the level of government spending on those military programs which are a major focus of our manufacturing efforts. While we have been successful in obtaining contracts to supply military needs in recent years, sudden reductions in government spending or delays in the government contract award process could have a material unfavorable effect on our current and future military sales and related cash flows. While we cannot predict the outcome of the U.S. government contract award or budget process, we expect that the majority of the military programs that we supply will be sustained at current or near current levels. Additionally, U.S. government procurement offices often require long periods of time to issue requests for proposals and to negotiate contracts. Such lengthy contract cycle times may delay the award of certain anticipated contracts of significant value to the Company. Delays of significant contract awards may have an adverse effect on the financial results of the Company.

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

We believe overall prospects for our financial performance to be very good over the long term, while we continue to work our way through short-term challenges. During fiscal year 2012, we received new orders totaling $38.4 million, not including options, which were $12.2 million, or 47%, greater than fiscal year 2011. These orders increased our backlog of firm orders to nearly $25.5 million as of January 31, 2012, a 53% increase over the backlog of $16.7 million as of January 31, 2011. These orders are expected to be delivered over the next three years and include products and services for both domestic and international programs. However, our financial performance in fiscal year 2012 was adversely affected by the slower economy generally, and in the aerospace industry in particular, resulting in reduced sales of certain products. In addition, the move of our repair station from Virginia to Florida also impacted earnings; an investment that we expect will improve customer service and reduce overall operating costs. The Virginia property held for sale and the Virginia leased property continue to use cash for maintenance and debt servicing without contributing significantly to our operations, thereby adversely affecting our results of operations.

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

Fiscal year 2012 compared to fiscal year 2011

Net sales were $29,607,000 during fiscal year 2012, a decrease of $11,000, compared to $29,618,000 for fiscal year 2011. During fiscal year 2012, our sales volume decreased from the prior year by approximately $1.3 million on reduced demand for mechanical instruments and sensor products, offset by approximately $1.3 million of increased sales of new development products and services, while the sales of spares and repairs were comparable year to year.

Gross profit for fiscal year 2012 was 28.7% compared to 30.8% for fiscal year 2011. The decrease in gross profit in fiscal year 2012, as a percent of sales, reflects (a) the completion of two customer-funded development contracts, including additional current year losses, (b) contract loss provisions on one customer-funded development contract, (c) increased costs associated with lean investment activities, including process development, documentation, and training, and (d) costs associated with the transition of the Virginia repair station to our Florida facility. Management views these costs as investments in technology and capabilities that are expected to benefit future business opportunities.

Selling, general and administrative expenses (SG&A) for fiscal year 2012 decreased $261,000, or 4%, compared to fiscal year 2011. The net decrease was primarily due to (a) lower IR&D costs and (b) lower business development expenses.

Interest expense, net decreased to $371,000 in fiscal year 2012 from $745,000 in fiscal year 2011, primarily due to lower interest expense and accretion expense relating to the Investors’ Notes Payable.

Gains from casualty of $235,000 in fiscal year 2011 relate to the insurance claim from our August, 2008 fire. We reported a loss on extinguishment of debt in fiscal year 2012 in the amount of $25,000 representing accelerated accretion expense relating to the portion of the Notes Payables repaid early versus $78,000 reported in fiscal year 2011 representing (a) accelerated accretion expense relating to the portion of the Notes Payables repaid early and (b) costs relating to the extinguishment of debt with our prior bank.

Income before taxes was $828,000 in fiscal year 2012, down $252,000 from income before taxes of $1,080,000 in fiscal year 2011. The decrease was primarily due to lower gross profit and the gain from casualty loss reported in fiscal 2011, offset by reduced selling, general and administrative costs and lower interest costs, as explained above.

Income tax expense was $436,000 in fiscal year 2012 compared to income tax expense of $455,000 for fiscal year 2011. The effective tax rate of 52.7% in fiscal year 2012 is higher than the effective tax rate of 42.1% in fiscal year 2011 due primarily to permanent differences remaining relatively constant while income levels were lower in fiscal year 2012 than the prior year.

For fiscal year 2012, our net income was approximately $392,000, or $0.10 basic and diluted income per share, compared to net income of approximately $625,000, or $0.17 basic and $0.15 diluted income per share for the year ended January 31, 2011. The lower income per share amounts were driven by lower income before taxes combined with the higher effective tax rate, as explained above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of capital have been cash flows from operations and borrowings under our Credit Facility, described below. As of January 31, 2012, we had approximately $157,000 in cash and cash equivalents, compared to approximately $162,000 as of January 31, 2011. In addition, as of January 31, 2012 and 2011, we had $888,000 and $1,687,000, respectively, available under the Credit Facility.

Our cash provided by operating activities was $1,524,000 for fiscal year 2012, an increase in cash provided of $1,013,000 compared to cash provided of $511,000 for fiscal year 2011. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•	$1,967,000 as presented in decreased prepaid expenses and other current assets due to the release of deferred charges related to completed engineering contracts in fiscal year 2012 compared to the continued deferral of engineering contract charges in fiscal year 2011,

•	$637,000 from slower customer payments which increased accounts receivable at January 31, 2012 when compared to January 31, 2011, however, less than the increase in accounts receivable at January 31, 2011 when compared to January 31, 2010,

•	$479,000 from decreased inventory at January 31, 2012 when compared to inventory levels at January 31, 2011 and

•	$452,000 from eliminated repayments of customer advances in fiscal year 2012, compared to repayments of customer advances in fiscal year 2011;

primarily offset by increases in cash used in operating activities of:

•	$1,955,000 as presented in decreased accrued expenses and other liabilities due primarily to the release of $1,688,000 in contract loss provisions related to completed engineering contracts in fiscal year 2012 compared to no releases of contract loss provisions in fiscal year 2011,
•	$289,000 due primarily to the provision and write-off of obsolete inventory in fiscal year 2012,
•	$237,000 from reduced accretion of long-term debt in fiscal year 2012 when compared to accretion expense in fiscal year 2011 and
•	$233,000 from decreased operating net income in fiscal year 2012 when compared to operating net income in fiscal year 2011.

Our cash used in investing activities increased $160,000 in fiscal year 2012 when compared to fiscal year 2011 due primarily to increased additions of $1,068,000 in capital improvements and equipment during fiscal year 2012 compared to additions of $908,000 of capital improvements and equipment during fiscal year 2011.

Our cash used in financing activities for fiscal year 2012 was $461,000. When compared to cash provided by financing activities in fiscal year 2011 of $559,000, we note a change of $1,020,000. The change was attributable to $1,271,000 of net pay-down of our Credit Facility, as well as an additional $400,000 net pay-off of the Investors’ Notes Payable described below. Offsetting the cash used in financing activities was cash provided by financing activities of $651,000 due to additional draw-downs on our line of credit.

Our days sales in accounts receivable increased to 64 days at January 31, 2012, up from 57 days at January 31, 2011, due in large part to our customers’ lengthening their payment cycles. Through cash management and purchasing practices, our outstanding balances with production suppliers declined as days purchases in accounts payable decreased to 41 days at January 31, 2012, down from 44 days at January 31, 2011. However, we continue to be challenged to maintain favorable payment terms with certain suppliers.

Our liquidity will depend on our ability to achieve budgeted operating results and to refinance or renew our Revolving Credit Line Note when it matures on June 27, 2012.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2013 and beyond.  Although our fiscal year 2012 cash flows from operations improved over the prior year, we continue to experience liquidity challenges because of our reduced earnings, increased demand for capital additions and debt repayment during fiscal year 2012 when compared to fiscal year 2011.  Our failure to improve our operating results could have a material adverse effect on our liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that our proposed plans and actions will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate additional plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

BMO Harris Bank Credit Facility

We are party to a Loan Agreement (the “Loan Agreement”) with BMO Harris Bank with a maximum amount of credit facilities (the “Credit Facility”) available to us of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit, pursuant to a revolving line of credit note in the original principal amount of up to $4,000,000 (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan and (d) a $700,000 equipment line of credit. The Credit Facility is secured by substantially all of our assets. See Note 9 of “Notes to Consolidated Financial Statements.”

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) minimum Total Stockholders’ Equity; (ii) a ratio of Funded Debt to EBITDA; and (iii) a Fixed Charge Coverage Ratio. See Note 9 of “Notes to Consolidated Financial Statements.” For the period measured as of January 31, 2012, we were in compliance with all covenants in the Credit Facility.

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

For the period measured as of July 29, 2011, the Company did not comply with the Fixed Charge Coverage Ratio covenant in the Credit Facility. On September 7, 2011, BMO Harris Bank waived the Company’s July 29, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility. For the period measured as of October 28, 2011, the Company did not comply with the Fixed Charge Coverage Ratio covenant in the Credit Facility. On December 5, 2011, BMO Harris Bank waived the Company’s October 28, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility. See Note 9 of “Notes to Consolidated Financial Statements.”

On September 26, 2011, the Company entered into an amendment (the “Amendment”) to the Loan Agreement.  The Amendment temporarily increased the limit under the Revolving Credit Line Note from $4,000,000 to $4,500,000 for a ninety-day period commencing on September 26, 2011 and ending on December 25, 2011.  To evidence this credit increase, the Company simultaneously replaced the Revolving Credit Line Note through issuance of a new revolving line of credit note in the initial principal amount of $4,500,000 (the “Amended and Restated Revolving Credit Line Note”).  Except as amended to reflect the increased original principal amount and temporarily increased credit limit, the Amended and Restated Revolving Credit Line Note contains the same terms and conditions as the Revolving Credit Line Note, which are described in more detail below.

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

We were in compliance with all covenants within the Credit Facility as of January 31, 2012.

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

The warrants and common shares issued under the Notes Payable are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the fiscal years ended 2012 and 2011, we recognized accretion of $26,000 and $263,000, respectively, presented as additional interest expense. In addition, as a result of early repayments to the Investors during fiscal years 2012 and 2011, we recognized accelerated interest accretion expense in the amount of $25,000 and $78,000, respectively, which is reported as loss on extinguishment of debt.

On March 31, 2011, we completed repayment of the Notes Payable in full satisfaction of the remaining debt outstanding of $600,000. See Note 7 of “Notes to Consolidated Financial Statements.”

Working Capital and Capital Expenditures

Our working capital at January 31, 2012 was $8,246,000 compared to $8,496,000 at January 31, 2011. This decrease in working capital of $250,000 as of January 31, 2012 relates, in part, to an increase in the balance under our revolving line of credit of $799,000, a decrease in prepaid expenses and other assets of $600,000, due primarily to released deferred charges on completed engineering contracts and a decrease in inventory of $570,000, due primarily to the write-off of obsolete inventory. These unfavorable changes to working capital are offset, in part, by favorable changes to working capital associated with an increase in accounts receivable of $537,000, the pay-down of current maturities of long-term debt of $502,000 and a decrease in accrued liabilities of $410,000, due primarily to the release of contract loss provisions related to completed engineering contracts. The collection of our accounts receivable is the primary source of cash used to fund our operations. Our banking line of credit is used as an additional source of cash as necessary from time to time, and we sweep any excess cash back against the line of credit on a daily basis to minimize interest expense. We believe that cash collected from our accounts receivable, as further supplemented by advances under our Credit Facility, are adequate to fund our ongoing operations for the next twelve months. Prior to the maturity date of the Amended and Restated Revolving Credit Line Note on June 27, 2012, we intend on refinancing or renewing our Credit Facility with BMO Harris Bank. However, there can be no assurance that we will achieve our expected operating results and/or have access to and/or renew or refinance our Credit Facility, or that unforeseen circumstances will not require us to seek additional funding sources in the future. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

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

Our capital expenditures for fiscal year 2012 were $1,068,000, compared to $908,000 for fiscal year 2011. Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We replaced certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2012 and 2011. Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2012.

Contractual Obligations

The following table presents estimated cash requirements for contractual obligations outstanding as of January 31, 2012.

	Payments Due By Period
	Less Than	One Year to	Greater Than 3
	One Year	3 Years	Years to 5 Years	After 5 Years	Total

Purchase commitments	$3,390,000	$53,000	$-	$-	$3,443,000
Long-term debt	753,000	4,278,000	-	-	5,031,000
Revolving credit facility	3,112,000	-	-	-	3,112,000
Operating leases	159,000	-	-	-	159,000
Total contractual obligations	$7,414,000	$4,331,000	$-	$-	$11,745,000

Environmental Matters

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $788,000 as of January 31, 2012, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, we capitalized these contamination treatment costs in our financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

We have had discussions with the former owner of the property concerning responsibility for contamination treatment. We joined the former owner of the property in soliciting proposals in 2009 from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $615,000. Depending on the findings of additional studies, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between approximately $175,000 and $225,000.  As of January 31, 2012, we and the former owner of the property were negotiating the terms of administrative consent orders with the U.S. Environmental Protection Agency for completion of the contamination characterization and treatment plans. We continue to be in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. We will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process as required by these orders. Costs incurred during the fiscal year ended January 31, 2012 and January 31, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the our property and nearby homes amounted to $20,000 and $124,000, respectively.

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

For a detailed discussion regarding the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” We have discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of the Board of Directors.

Revenue Recognition

The Company generally recognizes revenue from sales of its products when the following have occurred: evidence of a sale arrangement exists; delivery or shipment has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

For fixed-price contracts, the Company may recognize revenue on a Multiple-Elements Arrangement basis. The Multiple-Elements Arrangement method requires the Company to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The Company makes that determination at the inception of the arrangement. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if (a) the delivered item(s) have value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s) and (c) the arrangement includes a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. The Company may also recognize its revenue under the completed contract method.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $788,000 as of January 31, 2012. We have capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during fiscal year 2012 totaled $20,000 and costs incurred during the fiscal year ended January 31, 2011 totaled $124,000. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2013.

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

Long-Lived Assets

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-40 Years
Machinery and equipment	3-15 Years
Patterns, dies, and tools	5-10 Years
Furniture and fixtures	3-10 Years

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2012 and January 31, 2011, we do not believe that any assets are impaired.

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

Research and Development

Research and development costs that are not associated with specific customer contract requirements are expensed in the period incurred and are included in selling, general and administration expenses.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the fiscal years ended January 31, 2012 and January 31, 2011, the Company recorded stock-based compensation of $188,000 and $241,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During both fiscal years ended January 31, 2012 and 2011, the Company recorded director-fees expense, through the issuance of stock, of $60,000.

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

Adoption of New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow us to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for our fiscal year ending January 31, 2013, with early adoption permitted. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance amending certain fair value measurement and disclosure requirements in United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect material financial statement implications relating to the adoption of this guidance.

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

Based on the outstanding balances on our credit facilities as of January 31, 2012, a 1% increase in interest rates would cost us approximately $65,000 annually.

We purchase materials for use in our products based on market prices established with our suppliers. Many of the materials purchased can be subject to volatility due to market supply and demand factors outside of our control. To mitigate this risk, in part, we attempt to enter into fixed-price purchase agreements with reasonable terms.

We have limited market risk exposure to fluctuations in foreign exchange rates as we have a limited number of purchase and sale transactions denominated in British Pounds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by Item 8 are listed in the index beginning on page F-1 and are included in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Evaluation of Disclosure Controls and Procedures as of January 31, 2012

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

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of January 31, 2012 pertaining to financial reporting in accordance with the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment under the framework of the criteria in Internal Control-Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of January 31, 2012.

(b)	Changes in Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Annual Report:

1.	The financial statements listed in the index to Financial Statements following the signature pages hereof.

2.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005.

4.1	Amendment to Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 1, 2009.

10.1*	Employment Agreement, dated April 17, 2008, between the Company and Douglas Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 23, 2008.

10.2*	Amended and Restated Employment Agreement, dated November 28, 2005, between the Company and Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.3	Employment Agreement, dated August 25, 2008, between the Company and Thomas Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2008.

10.4*	Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed on August 31, 2007.

10.5	Share Purchase Agreement, dated August 21, 2007, between the Company, OP Technologies, Inc., Optimization Technologies, Inc. and certain shareholders thereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 24, 2007.

10.6	Form of Loan Agreement, dated May 14, 2009, between the Company and Investors, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.7	Form of 14% Subordinated Note, dated May 14, 2009, between the Company and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Investors incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.8	Form of Warrant Certificate between the Company and Investors, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.9	Employment Agreement, dated May 26, 2009, between the Company and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 29, 2009.

10.10	$4,000,000 Revolving Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.11	$3,500,000 Real Estate Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.12	$1,900,000 Equipment Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.13	$700,000 Equipment Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.14	Security Agreement dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.15	Mortgage, Security Agreement and Assignment of Rents dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.16	Guaranty Agreement dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.17	First Amendment to Loan Agreement dated as of January 10, 2011 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K, filed on May 2, 2011.

10.18	Joint Amendment to Loan Agreement and Revolving Line of Credit Note dated as of April 29, 2011 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K, filed on May 2, 2011.

10.19	Joint Amendment to Loan Agreement and Revolving Line of Credit Note, dated as of June 27, 2011, between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q, filed on September 12, 2011.

10.20	Second Amendment to Loan Agreement, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

10.21	Amended and Restated Revolving Line of Credit Note, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

21	Subsidiaries of the Registrant, as of January 31, 2012

23.1	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C.

24	Power of Attorney, incorporated into the Signature Page hereto.

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

* Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By:	/s/ Douglas J. Hillman	Date: April 30, 2012
President and Chief Executive Officer (PEO)

By:/s/ Kevin J. Purcell		Date: April 30, 2012
Executive Vice President and Chief Financial Officer (PFO and PAO)

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

/s/ Douglas J. Hillman	Date: April 30, 2012

Douglas J. Hillman
President, Chief Executive Officer and Director

/s/ P. Mark Perkins	Date: April 30, 2012

P. Mark Perkins
Executive Vice President and Director

/s/ Donald Russell	Date: April 30, 2012

Donald Russell, Director

/s/ Thomas E. Whytas, Jr.	Date: April 30, 2012

Thomas E. Whytas, Jr., Director

/s/ Roy Robinson	Date: April 30, 2012

Roy Robinson, Director

AEROSONIC CORPORATION AND SUBSIDIARIES

Table of Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2012 and January 31, 2011	F-3

Consolidated Statements of Operations – for the Years Ended January 31, 2012 and, January 31, 2011	F-4

Consolidated Statements of Stockholders' Equity – for the Years Ended January 31, 2012 and January 31, 2011	F-5

Consolidated Statements of Cash Flows – for the Years Ended January 31, 2012 and January 31, 2011	F-6

Notes to the Consolidated Financial Statements	F-7 – F-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aerosonic Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Aerosonic Corporation and Subsidiaries (Company) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years in the two-year period ended January 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and Subsidiaries as of January 31, 2012 and January 31, 2011, and the results of its operations and its cash flow for each of the years in the two-year period ended January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

 April 30, 2012

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$157,000	$162,000
Accounts receivable, net	5,190,000	4,653,000
Inventories, net	6,793,000	7,363,000
Prepaid expenses and other current assets, net	1,802,000	2,402,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	1,549,000	1,617,000
Total current assets	17,553,000	18,259,000
Property, plant and equipment, net	4,206,000	3,518,000
Deferred income taxes	770,000	1,198,000
Intangible assets, net	94,000	255,000
Goodwill	366,000	366,000
Other assets, net	46,000	82,000
Total assets	$23,035,000	$23,678,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,112,000	$2,313,000
Current maturities of long-term debt	753,000	1,255,000
Accounts payable, trade	2,312,000	2,428,000
Compensation and benefits	618,000	780,000
Accrued sales commissions	14,000	79,000
Accrued expenses and other liabilities	2,498,000	2,908,000
Total current liabilities	9,307,000	9,763,000
Long-term debt	4,278,000	4,985,000
Deferred income taxes	35,000	95,000
Total liabilities	13,620,000	14,843,000
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,201,090 shares
and 4,180,239 shares at January 31, 2012 and 2011, respectively; outstanding 3,770,323	1,680,000	1,672,000
shares and 3,749,472 shares at January 31, 2012 and 2011, respectively
Additional paid-in capital	6,412,000	6,232,000
Retained earnings	4,486,000	4,094,000
Less treasury stock: 430,767 shares at both January 31, 2012 and 2011, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	9,415,000	8,835,000
Total liabilities and stockholders' equity	$23,035,000	$23,678,000

The accompanying notes are an integral part of these consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended January 31, 2012 and 2011

	2012	2011

Sales, net	$29,607,000	$29,618,000
Cost of sales	21,112,000	20,486,000
Gross profit	8,495,000	9,132,000
Selling, general and administrative expenses	7,154,000	7,415,000
Operating income	1,341,000	1,717,000
Other (expense) income:
Interest expense, net	(371,000)	(745,000)
Gain from casualty loss	-	235,000
Other expense	(117,000)	(49,000)
Loss on extinguishment of debt	(25,000)	(78,000)
	(513,000)	(637,000)
Income before income taxes	828,000	1,080,000
Income tax expense	(436,000)	(455,000)
Net income	$392,000	$625,000

Basic income per share	$0.10	$0.17

Diluted income per share	$0.10	$0.15

Weighted average shares outstanding basic	3,760,483	3,739,211

Weighted average shares outstanding fully diluted	4,047,016	4,053,299

The accompanying notes are an integral part of these consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended January 31, 2012 and 2011

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2010	3,731,522	$1,665,000	$5,749,000	$3,469,000	$(3,163,000)	$7,720,000
Net income	-	-	-	625,000	-	625,000
Directors' equity compensation	16,950	7,000	53,000	-	-	60,000
Exercise of stock options	1,000	-	1,000	-	-	1,000
Warrants issued for short-term note	-	-	249,000	-	-	249,000
Stock-based compensation	-	-	180,000	-	-	180,000
Balance at January 31, 2011	3,749,472	1,672,000	6,232,000	4,094,000	(3,163,000)	8,835,000
Net income	-	-	-	392,000	-	392,000
Directors' equity compensation	19,851	8,000	52,000	-	-	60,000
Exercise of stock options	1,000	-	1,000	-	-	1,000
Stock-based compensation	-	-	127,000	-	-	127,000
Balance at January 31, 2012	3,770,323	$1,680,000	$6,412,000	$4,486,000	$(3,163,000)	$9,415,000

The accompanying notes are an integral part of these consolidated financial statements

AEROSONIC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income	$392,000	$625,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	380,000	307,000
Amortization	197,000	229,000
Accretion on long-term debt	26,000	263,000
Loss on early extinguishment of debt	25,000	78,000
Provision for bad debt	118,000	60,000
Provision for obsolete and slow-moving inventory	110,000	399,000
Provision for warranty	244,000	23,000
Provision for contract losses	1,274,000	1,227,000
Stock-based compensation	188,000	241,000
Gain from casualty	-	(235,000)
Proceeds from insurance	-	235,000
Provision for deferred income taxes	436,000	556,000
Unrecognized tax benefits	-	(40,000)
Changes in assets and liabilities:
Accounts receivable, net	(655,000)	(1,292,000)
Inventories, net	460,000	(19,000)
Prepaid expenses and other current assets, net	600,000	(1,367,000)
Other assets	-	(109,000)
Accounts payable, trade	(116,000)	(173,000)
Customer advances	-	(452,000)
Compensation and benefits	(162,000)	60,000
Income tax payable	-	(67,000)
Accrued expenses and other liabilities	(1,993,000)	(38,000)
Net cash provided by operating activities	1,524,000	511,000

Cash flows from investing activities:
Capital expenditures	(1,068,000)	(908,000)
Net cash used in investing activities	(1,068,000)	(908,000)

Cash flows from financing activities:
Net increase in revolving credit facility	799,000	148,000
Principal payments on notes payable	(600,000)	(800,000)
Proceeds from issuance of notes payable	-	600,000
Principal payments on long-term debt	(660,000)	(5,501,000)
Proceeds from refinancing of long-term debt	-	6,112,000
Net cash (used in) provided by financing activities	(461,000)	559,000
Change in cash and cash equivalents	(5,000)	162,000
Cash and cash equivalents, beginning of year	162,000	-
Cash and cash equivalents, end of year	$157,000	$162,000

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$345,000	$467,000
Income taxes	$-	$67,000

Non-cash financing and other transactions:
Common stock warrants issued	$-	$249,000

The accompanying notes are an integral part of these consolidated financial statements

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

Liquidity, Covenant Compliance and Management’s Plans

The Company’s liquidity challenges continued due to reduced earnings during the fiscal year ended January 31, 2012 when compared to the fiscal year ended January 31, 2011. Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending and (iii) meet the Company’s debt obligations in fiscal year 2013 and beyond.

The Company’s principal sources of capital have been cash flows from operations and borrowings under its credit facilities (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Harris Bank”). As more fully described in Note 9, the Company is required to comply with a number of financial and other covenants under the Credit Facility. The Company did not comply with certain financial covenants for the periods ended January 31, 2011, July 29, 2011 and October 28, 2011. BMO Harris Bank waived non-compliance for these periods and agreed to modify certain financial covenants and other terms of the Credit Facility. However, absent a waiver or modification to the Credit Facility, the Company’s failure to comply with these covenants in future periods would constitute a default under the Credit Facility, which would entitle BMO Harris Bank to terminate the Company’s ability to borrow under the Credit Facility and accelerate the Company’s obligations to repay outstanding borrowings. There can be no assurance that BMO Harris Bank would agree to any future waivers or modifications. The Company, however, was in compliance with all covenants within the Credit Facility as of January 31, 2012.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

Reclassifications

Certain amounts in the fiscal year 2011 financial statements have been reclassified to conform to the fiscal year 2012 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Accounts Receivable, Allowance for Doubtful Accounts and Credit Losses

The Company continuously evaluates our customers and provides reserves for anticipated credit losses as soon as collection becomes compromised. While credit losses have historically been within expectations of the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that have been experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

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

Manufacturing Overhead Cost Application

The Company establishes its inventoriable cost of manufacturing overhead by calculating overhead costs as a percentage of direct labor and applying that percentage to direct labor that has been charged to inventory on a twelve month rolling average basis. This application percentage is reviewed and adjusted annually.

Deferred Tax Asset Valuation Allowance

The Company accounts for income taxes in accordance with U.S. GAAP, which states that deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided against the future benefit of deferred tax assets to the extent it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $788,000 as of January 31, 2012. We have capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the fiscal year ended January 31, 2012 and January 31, 2011 totaled $20,000 and $124,000, respectively. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2013.

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

The useful lives of property, plant and equipment for purposes of computing depreciation are:

Land improvements	15-20 Years
Buildings and improvements	25-40 Years
Machinery and equipment	3-15 Years
Patterns, dies and tools	5-10 Years
Furniture and fixtures	3-10 Years

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

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

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

•         taxable income in prior carryback years and

•         tax planning strategies.

The Company believes that it will ultimately recover a majority of the deferred tax assets recorded on its consolidated balance sheets. However, should there be a change in the Company’s ability to recover its deferred tax assets, its tax provision would increase in the period in which it was determined that the recovery was not likely.

The Company re-evaluates these uncertain tax positions on a regular basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

For fixed-price contracts, the Company may recognize revenue on a Multiple-Element Arrangement basis. The Multiple-Element Arrangement method requires the Company to evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting. The Company makes that determination at the inception of the arrangement. In an arrangement with multiple deliverables, the delivered item(s) shall be considered a separate unit of accounting if (a) the delivered item(s) have value to the customer on a standalone basis, (b) there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the arrangement includes a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the buyer. The Company may also recognize its revenue under the completed contract method.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

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

Periodically the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Element Arrangement method. Contracts in process during fiscal year 2012, presented as contracts A, B, C and D, are being accounted for under the Milestone method. The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications. During fiscal year 2012, revenue recognized through the achievement of multiple milestones related to contracts A, C and D amounted to $963,000.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

Milestone considerations for contracts in process during fiscal year 2012 include:

Contract A (Completed in fiscal year 2012)	Milestone consideration
Milestone 1 (Non-Substantive)	$218,000
Milestone 2 (Substantive)	32,000
Milestone 3 (Substantive)	33,000
Milestone 4 (Substantive)	65,000
Milestone 5 (Substantive)	65,000
Milestone 6 (Substantive)	65,000
Milestone 7 (Substantive)	66,000
$544,000

Contract B	Milestone consideration
Milestone 1 (Substantive)	$100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
$662,000

Contract C (Completed in fiscal year 2012)	Milestone consideration
Milestone 1 (Substantive)	2,000
Milestone 2 (Substantive)	24,000
Milestone 3 (Substantive)	47,000
Milestone 4 (Substantive)	19,000
Milestone 5 (Substantive)	92,000
Milestone 6 (Substantive)	38,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	209,000
Milestone 9 (Substantive)	28,000
Milestone 10 (Substantive)	17,000
Milestone 11 (Substantive)	6,000
Milestone 12 (Substantive)	172,000
$692,000

Contract D	Milestone consideration
Milestone 1 (Substantive)	$319,000
Milestone 2 (Substantive)	333,000
Milestone 3 (Substantive)	196,000
Milestone 4 (Substantive)	40,000
$888,000

When there is no milestone or other interim payments, revenue is generally recognized at completion.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

As a general matter, the terms specified in customer purchase orders determine whether the Company or the customer bears the obligation for payment of freight charges. While customers pay for freight in most transactions, the Company does occasionally pay freight charges on behalf of customers and may bill all or a portion to customers.

Research and Development

R&D costs that are not associated with specific customer contract requirements are included in selling, general and administrative expenses and approximated $1,312,000 and $1,500,000 for the years ended January 31, 2012 and 2011, respectively. R&D costs that are associated with specific customer contract requirements are presented as a deferred charge in prepaid expenses and other current assets, net and approximated $1,332,000 and $2,287,000 for the year ended January 31, 2012 and January 31, 2011, respectively.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

The Company issued 22,000 stock options to employees during fiscal year 2012. The Company did not issue stock options to employees during fiscal year 2011. The weighted average per share fair value of options granted was determined using the Black-Scholes option-pricing model with the following assumptions (See Note 10 for further discussion of stock-based compensation):

2012
Volatility	67%
Risk-free interest rate	0.25%
Expected life in years	10.00
Dividend yield	0%

Income per Share

Basic income per share is computed using the weighted average number of shares of common stock outstanding. Diluted income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of potential common stock, using the treasury stock method.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of January 31, 2012 and 2011, substantially all of the Company’s cash balances were deposited with financial institutions determined by management to be of high credit quality. During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aerospace industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies. The Company employs a method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk. These amounts have been insignificant.

Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings and certain accrued liabilities are included in the consolidated financial statements at amounts which approximate fair value because of the short term nature of these instruments. The carrying amount of long-term debt at January 31, 2012 and 2011 approximates fair value as these instruments have adjustable rates which change in accordance with the market.

Adoption of New Accounting Pronouncements

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending January 31, 2013, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued guidance amending certain fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect material financial statement implications relating to the adoption of this guidance.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

2.	Accounts Receivable

Accounts receivable at January 31, 2012 and 2011 consisted of the following:

	2012	2011
Accounts receivable, trade	$5,548,000	$5,261,000
Less: allowance for doubtful accounts	(358,000)	(608,000)
Accounts receivable, net	$5,190,000	$4,653,000

The Company’s allowance for doubtful accounts activity for the years ended January 31, 2012 and 2011 was as follows:

	2012	2011
Beginning balance	$608,000	$653,000
Amounts written off	(368,000)	(105,000)
Amounts provided for	118,000	60,000
Ending balance	$358,000	$608,000

3.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $1,332,000 and $2,287,000 of deferred charges related to several current engineering contracts as of January 31, 2012 and January 31, 2011, respectively. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. As of January 31, 2012, the deferred charges consist of $1,332,000 of internal engineering labor, including overhead, and $0 of external engineering contract labor. As of January 31, 2011, the deferred charges consist of $1,951,000 of internal engineering labor, including overhead, and $336,000 of external engineering contract labor. The deferred charges are offset by interim payments from customers of $0 and $223,000 as of January 31, 2012 and January 31, 2011, respectively. Related to the deferred charges are accrued contract losses of $1,086,000 and $1,500,000 as of January 31, 2012 and January 31, 2011, respectively, which are included in accrued expenses and other liabilities.

Prepaid expenses and other current assets, net consisted of the following:

	2012	2011
Deferred charges on engineering contracts, net	$1,332,000	$2,064,000
Prepaid insurance expenses	266,000	232,000
Other prepaid expenses	204,000	106,000
Prepaid expenses and other current assets, net	$1,802,000	$2,402,000

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

4.       Inventories

Inventories at January 31, 2012 and 2011 consisted of the following:

	2012	2011
Raw materials	$6,626,000	$7,498,000
Work in process	2,005,000	1,906,000
Finished goods	381,000	383,000
Reserve for obsolete and slow moving inventory	(2,219,000)	(2,424,000)
Inventories, net	$6,793,000	$7,363,000

The Company’s reserve for obsolete and slow moving inventory activity for the years ended January 31, 2012 and 2011 was as follows:

	2012	2011
Beginning balance	$2,424,000	$2,025,000
Amounts written off	(315,000)	-
Amounts charged to operations	110,000	399,000
Ending balance	$2,219,000	$2,424,000

5.       Property, Plant and Equipment

Property, plant and equipment at January 31, 2012 and 2011 consisted of the following:

	2012	2011
Land and improvements	$173,000	$173,000
Building and improvements	2,510,000	2,502,000
Machinery and equipment	6,724,000	5,038,000
Patterns, dies and tools	611,000	578,000
Furniture and fixtures	1,635,000	1,576,000
Construction in progress	776,000	1,495,000
	12,429,000	11,362,000
Less: accumulated depreciation	(8,223,000)	(7,844,000)
Property, plant and equipment, net	$4,206,000	$3,518,000

Depreciation expense was $380,000 and $307,000 for the years ended January 31, 2012 and 2011, respectively. Certain components of property, plant and equipment are pledged as collateral for debt obligations. See Note 9 for further discussion of collateralized property, plant and equipment.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

6.       Intangible Assets

Intangible assets as of January 31, 2012 and 2011 consisted of the following:

	Useful Lives	2012	2011
Intangible assets subject to amortization:
Acquired product prototype	5	$730,000	$730,000
Non-compete agreeements	3	175,000	175,000
Acquired customer base	5	75,000	75,000
Total intangible assets subject to amortization		980,000	980,000
Accumulated amortization		(886,000)	(725,000)
Net		$94,000	$255,000
Intangible assets with indefinite lives:
Goodwill		$366,000	$366,000

Amortization expense related to intangible assets for the years ended January 31, 2012 and 2011 was $161,000 and $195,000, respectively. Amortization expense for the remaining useful lives of the intangible assets is $94,000 for the year ending January 31, 2013.

Amortization expense related to capitalized debt issuance costs for both years ended January 31, 2012 and 2011 was $36,000 and $34,000, respectively.

Amortization expense related to intangible assets and capitalized debt issuance costs is included in selling, general and administrative expenses. Capitalized debt issuance costs are included in other assets.

7.	Notes Payable

On May 14, 2009, the Company entered into three separate unsecured notes payable, herein referred to collectively as the “Notes Payable”, with three separate private lenders, Bruce J. Stone, Redmond Family Investments, LLLP and Martin L. Schaffel, herein referred to collectively as “the Investors”, each containing a drawdown provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements, entered into in connection with the Notes Payable (the “Loan Agreements”), initially provided for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

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

On February 19, 2010, the Company borrowed an additional $600,000 from the Investors under the Loan Agreements entered into on May 14, 2009 and also entered into amendments to each of the Loan Agreements with the Investors. The note modifications (a) extended the maturity date of the subordinated notes for a period of one year from April 10, 2010 to April 10, 2011, (b) removed Aerosonic’s obligation to issue shares of its common stock upon each cash drawdown made on or after February 19, 2010, (c) revised the ratio of common shares underlying warrants issuable per each $1.00 of principal amount borrowed from “.25 shares per $1.00 of principal amount” to “.20 shares per $1.00 of principal amount” with respect to cash draw downs made on or after February 19, 2010 and (d) deleted certain negative covenants relating to the issuance of securities. The warrant modifications (a) extended the expiration date of any warrants issued prior to February 19, 2010 for a period of five years from April 10, 2015 to April 10, 2020, (b) extended the expiration date of any warrants issued on or after February 19, 2010 from April 10, 2015 to the sixth anniversary date of the issuance of the warrant certificate and (c) revised the purchase price for any warrants issued on or after February 19, 2010 from $0.64 per share to a price equal to 50% of the volume weighted average of the selling price of the Company’s common stock on February 12, 2010 and for the 19 trading days prior to February 12, 2010, or $1.98 per share. The 120,000 warrants issued to the Investors pursuant to the additional $600,000 loan are exercisable at any time before the expiration date of February 19, 2016.

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

During the first quarter of fiscal year 2012, the Company repaid the remaining outstanding balance of the Notes Payable, with each Investor receiving a pro-rata portion of the aggregate repayment amount based on the Investors’ balance on that date.

The warrants and common shares issued under the Loan Agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the years ended January 31 2012 and 2011, the Company recognized accretion of $26,000 and $263,000, respectively, presented as additional interest expense. In addition, as a result of early repayments to the Investors, the Company recognized accelerated interest accretion expense in the amount of $25,000 and $78,000 for the years ended January 31, 2012 and January 31, 2011, respectively, which is reported as loss on extinguishment of debt.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at January 31, 2012 and 2011 consisted of the following:

	2012	2011
Environmental liability (see Note 13)	$788,000	$808,000
Contract loss provision	1,086,000	1,500,000
Warranty liability	226,000	144,000
Product development programs	-	-
Other	398,000	456,000
Accrued expenses and other liabilities	$2,498,000	$2,908,000

Contract Loss Provision

As of January 31, 2012 and January 31, 2011, the Company recognized contract loss provisions of $1,086,000 and $1,500,000, respectively, associated with several customer funded fixed price development contracts. As of January 31, 2012, remaining revenues associated to one uncompleted project is fixed at $308,000. As of January 31, 2012, the Company estimates total costs of the uncompleted project to approximate $1,394,000.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

Warranty Liability

The Company has established a liability for warranty claims based on historical experience, which has not been significant. The Company’s warranty activity for the years ended January 31, 2012 and 2011 was as follows:

	2012	2011
Beginning balance	$144,000	$167,000
Cost incurred	(162,000)	(46,000)
Provision for warranty cost	244,000	23,000
Ending balance	$226,000	$144,000

9.       Long-term Debt and Revolving Credit Facility

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

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility (as of April 30, 2010 and before the amendments described after the following summary) are as follows:

•	The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, had an original term of 364 days and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Revolving Credit Line Note originally was one-month LIBOR (which was 0.2953% at January 31, 2012) plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at January 31, 2012 were $888,000.

•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.

•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note.

•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business.

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

On September 26, 2011, the Company entered into an amendment (the “Amendment”) to the Loan Agreement.  The Amendment temporarily increased the limit under the Revolving Credit Line Note from $4,000,000 to $4,500,000 for a ninety-day period commencing on September 26, 2011 and ending on December 25, 2011.  To evidence this credit increase, the Company simultaneously replaced the Revolving Credit Line Note through issuance of a new revolving line of credit note in the initial principal amount of $4,500,000 (the “Amended and Restated Revolving Credit Line Note”).  Except as amended to reflect the increased original principal amount and temporarily increased credit limit, the Amended and Restated Revolving Credit Line Note contains the same terms and conditions as the Revolving Credit Line Note, which are described in more detail below.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

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

The Company was in compliance with all covenants within the Credit Facility as of January 31, 2012.

Long-term debt at January 31, 2012 and January 31, 2011 consisted of the following:

	2012	2011
Real Estate Mortgage Note	3,111,000	3,344,000
Equipment Term Note	1,267,000	1,647,000
Equipment Credit Line Note	653,000	700,000
Notes Payable	-	549,000
	5,031,000	6,240,000
Less: current maturities	(753,000)	(1,255,000)
Long-term debt, less current maturities	$4,278,000	$4,985,000

At January 31, 2012, principle repayment of Long-term debt consisted of the following:

	2013	2014	2015	2016	2017
Real Estate Mortgage Note	233,000	2,878,000	-	-	-
Equipment Term Note	380,000	887,000	-	-	-
Equipment Credit Line Note	140,000	153,000	360,000	-	-
	753,000	3,918,000	360,000	-	-

Interest and accretion expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the fiscal year ended January 31, 2012 and January 31, 2011 amounted to $371,000 and $745,000, respectively.

10.    Stockholders’ Equity

Income Per Share

Basic income per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted income per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock of 122,000 and 118,000 shares were not included in the computation of diluted income per share for the years ended January 31, 2012 and 2011, respectively, as the inclusion of the potential common stock would be anti-dilutive.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

	Years Ended January 31,
	2012	2011
Weighted average shares outstanding-basic	3,760,483	3,739,211
Dilutive effect of stock options and warrants	286,533	314,088
Weighted average shares outstanding-diluted	4,047,016	4,053,299

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

During the first quarter of fiscal year 2012, the Company issued to its President and Chief Executive Officer, options to purchase 6,000 shares of the Company’s common stock at the common stock’s market price on that day of $2.70. Additionally, the Company issued to its Executive Vice President and Chief Financial Officer, its Executive Vice President of Sales and Marketing and its Executive Vice President of Operations, options to purchase 4,000 shares each of the Company’s common stock at the common stock’s market price on that day of $2.87. In the second quarter of fiscal year 2012, the Company issued to its Vice President of Technology and Product Development, options to purchase 4,000 shares of the Company’s common stock at the common stock’s market price on that day of $3.06, These options vest from one to three years from the date of grant.

A summary of the activity related to the Company’s stock options during fiscal year 2012 and 2011 is presented in the table below:

	Years Ended January 31,
	2012			2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)

Beginning options outstanding	320,200	$2.82		324,600	$2.80
Options granted	22,000	$2.86		-	$-
Options exercised	(1,000)	$1.01		(1,000)	$1.01
Options expired, cancelled or forfeited	(2,000)	$1.87		(3,400)	$2.25
Ending options outstanding	339,200	$2.83	6.81	320,200	$2.82	7.67

Options exercisable at January 31,	250,000	$3.09	6.54	156,000	$3.39	7.38

Stock options vest over a period of two to four years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The weighted average grant date fair value per share of options granted during the years ended January 31, 2012 and 2011, vested and unvested, was $2.83 and $0, respectively.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

As of January 31, 2012, there was approximately $57,000 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

The Company recorded equity-based compensation expense on its options in accordance with U.S. GAAP of approximately $127,000 and $180,000 for the years ended January 31, 2012 and 2011, respectively, which is included in selling, general and administrative expenses.

During the fiscal year ended January 31, 2012 and January 31, 2011, 1,000 options were exercised, respectively.

11.	Income Taxes

Income tax (benefit) expense for the years ended January 31, 2012 and 2011 consisted of:

	2012	2011
Current:
Federal	$-	$(91,000)
State	-	(9,000)
	-	(100,000)
Deferred:
Federal	397,000	506,000
State	39,000	49,000
	436,000	555,000
Income tax expense	$436,000	$455,000

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax expense (benefit) rate for the years ended January 31, 2012 and 2011:

	2012	2011
Federal tax rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4.1	4.9
Valuation allowance	-	-
Change in unrecognized tax benefit and related interest	-	(3.7)
Intrinsic costs warrants	2.1	9.7
Stock based compensation	5.2	5.6
Adjustment of NOL and other deferred tax accounts (primarily fixed assets)	5.9	(3.5)
Domestic manufacturing deduction	-	-
Other - primarily non-deductible expenses	1.4	(4.9)
Effective tax rate	52.7%	42.1%

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2012 and 2011 were as follows:

	2012	2011
Current deferred tax assets:
Accounts receivable	$133,000	$227,000
Inventories	1,130,000	1,243,000
Compensation expense	187,000	75,000
Contract loss	15,000	13,000
Other	84,000	59,000
Total current deferred tax assets	1,549,000	1,617,000
Non-current deferred tax assets:
Property, plant and equipment, principally due to differences in
depreciation and capitalized interest	(133,000)	142,000
Building held for sale	70,000	77,000
Research and experimentation and alternative minimum tax credits	325,000	325,000
Stock-based compensation	-	-
Net operating loss carryforward	508,000	654,000
Total non-current deferred tax assets	770,000	1,198,000
Total deferred tax asset	2,319,000	2,815,000
Non-current deferred tax liabilities:
Identifiable intangibles	35,000	95,000
Net deferred tax asset	$2,284,000	$2,720,000

At January 31, 2012, the Company has a total net operating loss carryforward for U.S. Federal tax purposes of approximately $1,363,000 and research and development tax credits of $234,000 which expire in various years through 2029.

Realization of the Company’s net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carryforwards. The Company has concluded, based on expected future results and the future reversals of existing taxable temporary differences, a reserve is not needed at January 31, 2012.

The Company records provisions dealing with uncertain tax positions as required in ASC740. As a result, the Company has recorded a liability of $0 at January 31, 2012 and 2011, of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. At January 31, 2012, there was no accrued interest or accrued penalties related to uncertain tax positions.

The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2009.

The Company is not currently under examination by any taxing authority. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

12.    Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, represented 44% of net sales and amounted to approximately $13,112,000 and $10,104,000 for the years ended January 31, 2012 and 2011, respectively. Of these amounts, approximately $6,365,000 and $4,976,000 were sales directly to U.S. Government agencies for the years ended January 31, 2012 and 2011, respectively. The remaining amount of $6,747,000 represents sales to commercial customers for government applications.

Foreign sales for the years ended January 31, 2012 and 2011 were approximately $5,903,000 and $7,630,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

Sales to the U.S. Government, Boeing Corporation and Carp Industries represented approximately 21%, 15% and 11% of total sales for the year ended January 31, 2012, respectively. Accounts receivable at January 31, 2012 included approximately $1,118,000 due from Alenia Aermacchi, $882,000 due from the U.S. Government and $654,000 due from Carp Industries. Accounts receivable at January 31, 2011 included approximately $825,000 due from Korea Aerospace Industries. No other customer represented greater than 10% of accounts receivable at January 31, 2012 or 2011.

13.    Commitments and Contingencies

Commitments

Purchase commitments

At January 31, 2012, the Company was committed to future purchases of approximately $3,443,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

Purchase commitments as of January 31, 2012 are as follows:

	Payments Due By Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$3,390,000	$53,000	$-	$-	$3,443,000

Leases

On September 20, 2007, the Company entered into a five year operating lease at a location near Charlottesville, Virginia, which represents the new facility for the support and repair/overhaul employees of Avionics who were retained subsequent to the consolidation of the Earlysville operations into the Clearwater facility. Total rental expense was approximately $167,000 and $154,000 for the years ended January 31, 2012 and 2011, respectively, which is included in cost of sales.

The future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year at January 31, 2012 are as follows:

For the years ending January 31,	Operating Leases
2013	159,000
$159,000

Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of January 31, 2012, there were no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $788,000 as of January 31, 2012, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals in 2009 from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $615,000. Depending on the findings of additional studies, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between approximately $175,000 and $225,000.  As of January 31, 2012, the Company and the former owner of the property were negotiating the terms of administrative consent orders with the U.S. Environmental Protection Agency for completion of the contamination characterization and treatment plans. The Company continues to be in communication with the former owner of the property concerning its responsibility to cover the costs of the contamination characterization and treatment. The Company will reassess the accrued liability and record any appropriate adjustments in our financial statements following completion of the characterization process as required by these orders. Costs incurred during the fiscal year ended January 31, 2012 and January 31, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $20,000 and $124,000, respectively.

14.    Employee Retirement Plan

The Company’s employees are eligible, after completing three months of service, to participate in a 401(k) plan (the “Plan”) sponsored by Aerosonic Corporation. Under the terms of the Plan, employees may contribute up to 15% of their gross earnings subject to IRS limitations. The Company may match up to 100% of the first 3% of employees’ contributions. The Company’s matching contributions to the Plan were $222,000 and $86,000 for the years ended January 31, 2012 and 2011, respectively and are included in selling, general and administrative expenses. The Company, having elected to discontinue voluntary matching contributions during the year ended January 31, 2010, reinstated the voluntary matching contribution during the year ended January 31, 2011.

AEROSONIC CORPORATION AND SUBSIDIARIES

 Notes to the Consolidated Financial Statements

15.    Quarterly Data (Unaudited)

Set forth below are the Company’s quarterly data (unaudited) for the years ended January 31, 2012 and 2011.

	Quarters Ended
	April 29	July 29	October 28	January 31
2012
Sales, net	$6,709,000	$6,421,000	$7,320,000	$9,157,000
Gross profit	$1,706,000	$1,417,000	$2,011,000	$3,361,000
Operating (loss) income	$(382,000)	$(221,000)	$336,000	$1,608,000
Net (loss) income	$(317,000)	$(167,000)	$146,000	$730,000
Basic (loss) income per share	$(0.08)	$(0.04)	$0.04	$0.19
Diluted (loss) income per share	$(0.08)	$(0.04)	$0.04	$0.18

	April 30	July 30	October 29	January 31
2011
Sales, net	$6,931,000	$6,813,000	$7,049,000	$8,825,000
Gross profit	$2,154,000	$2,099,000	$2,069,000	$2,810,000
Operating income	$399,000	$280,000	$345,000	$693,000
Net income	$259,000	$18,000	$93,000	$255,000
Basic income per share	$0.07	$-	$0.02	$0.07
Diluted income per share	$0.06	$-	$0.02	$0.06

16.    Subsequent Events

On April 20, 2012, the Company filed with the Securities and Exchange Commission, a Registration Statement on Form S-8 for the purpose of registering an additional 200,000 shares of the Company’s common stock, with a par value of $0.40 per share, to be issued under the Aerosonic Corporation 2004 Stock Incentive Plan. Immediately after the filing of the registration statement, the number of securities available for future issuance under the stock incentive plan amounted to 410,800 shares.

