Form 10-Q
period 2012-04-27
AEROSONIC CORP /DE/
filed 2012-06-11
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2012

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

As of June 11, 2012, the issuer had 3,839,160 shares of common stock outstanding, net of treasury shares.

PART I - FINANCIAL INFORMATION

Cautionary Note on Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2012 filed with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 27,	January 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$157,000
Accounts receivable, net	5,699,000	5,190,000
Inventories, net	7,181,000	6,793,000
Prepaid expenses and other current assets, net	2,081,000	1,802,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	1,315,000	1,549,000
Total current assets	18,338,000	17,553,000
Property, plant and equipment, net	4,210,000	4,206,000
Deferred income taxes	770,000	770,000
Intangible assets, net	54,000	94,000
Goodwill	366,000	366,000
Other assets, net	37,000	46,000
Total assets	$23,775,000	$23,035,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$3,232,000	$3,112,000
Current maturities of long-term debt	758,000	753,000
Accounts payable, trade	1,731,000	2,312,000
Compensation and benefits	928,000	618,000
Accrued sales commissions	82,000	14,000
Accrued expenses and other liabilities	3,061,000	2,498,000
Total current liabilities	9,792,000	9,307,000
Long-term debt	4,084,000	4,278,000
Deferred income taxes	35,000	35,000
Total liabilities	13,911,000	13,620,000
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,205,530 shares and 4,201,090 shares at April 27, 2012 and January 31, 2012, respectively; outstanding 3,774,763 and 3,770,323 shares at April 27, 2012 and January 31, 2012, respectively.	1,682,000	1,680,000
Additional paid-in capital	6,446,000	6,412,000
Retained earnings	4,899,000	4,486,000
Less treasury stock: 430,767 shares at both April 27, 2012 and January 31, 2012, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	9,864,000	9,415,000
Total liabilities and stockholders' equity	$23,775,000	$23,035,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	April 27, 2012	April 29, 2011

Sales, net	$7,361,000	$6,709,000
Cost of sales	4,503,000	5,003,000
Gross profit	2,858,000	1,706,000
Selling, general and administrative expenses	2,138,000	2,088,000
Operating income (loss)	720,000	(382,000)
Other expenses:
Interest expense, net	(73,000)	(118,000)
Other expenses	-	(38,000)
Loss on extinguishment of debt	-	(25,000)
	(73,000)	(181,000)
Income (loss) before income taxes	647,000	(563,000)
Income tax (provision) benefit	(234,000)	246,000
Net income (loss)	$413,000	$(317,000)

Basic earnings (loss) per share	$0.11	$(0.08)
Diluted earnings (loss) per share	$0.10	$(0.08)

Weighted average shares outstanding basic	3,774,304	3,752,624
Weighted average shares outstanding diluted	4,046,103	3,752,624

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	April 27, 2012	April 29, 2011
Cash flows from operating activities:
Net income (loss)	$413,000	$(317,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	111,000	85,000
Amortization	49,000	49,000
Accretion on long-term debt	-	26,000
Loss on extinguishment of debt	-	25,000
Provision for bad debts	210,000	97,000
Provision for obsolete and slow-moving inventory	60,000	71,000
Provision for warranty	35,000	24,000
Provision for contract losses	50,000	185,000
Stock-based compensation	36,000	59,000
Provision (benefit) for deferred income taxes	234,000	(246,000)
Changes in assets and liabilities:
Accounts receivable	(719,000)	493,000
Inventories	(448,000)	(269,000)
Prepaid expenses and other current assets	(279,000)	(193,000)
Accounts payable, trade	(581,000)	17,000
Compensation and benefits	310,000	14,000
Accrued expenses and other liabilities	546,000	(131,000)
Net cash provided by (used in) operating activities	27,000	(11,000)

Cash flows from investing activities:
Capital expenditures	(115,000)	(290,000)
Net cash used in investing activities	(115,000)	(290,000)

Cash flows from financing activities:
Net increase in revolving credit facility	120,000	892,000
Principal payments on notes payable	-	(600,000)
Principal payments on long-term debt	(189,000)	(153,000)
Net cash (used in) provided by financing activities	(69,000)	139,000

Change in cash and cash equivalents	(157,000)	(162,000)
Cash and cash equivalents, beginning of period	157,000	162,000
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$78,000	$102,000

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

Liquidity, Covenant Compliance and Management’s Plans

Although earnings during the three months ended April 27, 2012 increased when compared to earnings during the three months ended April 29, 2011, the Company’s liquidity will continue to be challenged until sustained earnings can be achieved through improved operating performance. Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending and (iii) meet the Company’s debt obligations in fiscal year 2013 and beyond.

The Company’s principal sources of capital have been cash flows from operations and borrowings under its credit facilities (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Harris Bank”). As more fully described in Note 8, the Company is required to comply with a number of financial and other covenants under the Credit Facility. Although for the period measured as of January 31, 2012 and April 27, 2012, the Company was in compliance with all covenants within the Credit Facility, the Company did not comply with certain financial covenants for the periods ended January 31, 2011, July 29, 2011 and October 28, 2011. BMO Harris Bank waived non-compliance for these periods and agreed to modify certain financial covenants and other terms of the Credit Facility. However, absent a waiver or modification to the Credit Facility, the Company’s failure to comply with these covenants in future periods would constitute a default under the Credit Facility, which would entitle BMO Harris Bank to terminate the Company’s ability to borrow under the Credit Facility and accelerate the Company’s obligations to repay outstanding borrowings. There can be no assurance that BMO Harris Bank would agree to any future waivers or modifications.

Failure by the Company to sustain improved operating results could have a material adverse effect on the Company’s liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that any curative measures proposed by management will be successful to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the first quarter mean the first quarter ended on the 13th Friday of the fiscal year. For example, references to the first quarter of fiscal year 2013 mean the quarter ended April 27, 2012.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of April 27, 2012, the consolidated statements of operations for the three months ended April 27, 2012 and April 29, 2011, and the consolidated statements of cash flows for the three months ended April 27, 2012 and April 29, 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2012 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2013. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2012.

Adoption of New Accounting Pronouncements

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company’s fiscal year ending January 31, 2013. The Company has determined that this new guidance does not have a material impact on its consolidated financial statements.

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

Periodically the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method. Contracts in process during the first quarter of fiscal year 2013, presented as contracts A, B and C, are being accounted for under the Milestone method. The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings or documents, delivery of hardware, software, spares, test equipment, and completion of formal or informal testing or regulatory agency certifications. During the first quarter of fiscal year 2013, revenue recognized through the achievement of a single milestone related to contract B amounted to $333,000.

Milestone considerations for contracts in process at April 27, 2012 include:

Contract A	Milestone consideration
Milestone 1 (Substantive)	$100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
$662,000

Contract B	Milestone consideration
Milestone 1 (Substantive)	$319,000
Milestone 2 (Substantive)	333,000
Milestone 3 (Substantive)	196,000
Milestone 4 (Substantive)	40,000
$888,000

Contract C	Milestone consideration
Milestone 1 (Substantive)	$187,500
Milestone 2 (Substantive)	187,500
Milestone 3 (Substantive)	318,750
Milestone 4 (Substantive)	56,250
$750,000

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the three months ended April 27, 2012 and April 29, 2011 was as follows:

	Three Months Ended
	April 27, 2012	April 29, 2011
Beginning balance	$358,000	$608,000
Amounts provided for	210,000	97,000
Ending balance	$568,000	$705,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at April 27, 2012 and January 31, 2012 consisted of the following:

	April 27, 2012	January 31, 2012
Raw materials	$6,532,000	$6,626,000
Work in process	2,566,000	2,005,000
Finished goods	362,000	381,000
Reserve for obsolete and slow moving inventory	(2,279,000)	(2,219,000)
Inventories, net	$7,181,000	$6,793,000

The reserve for obsolete and slow moving inventory activity for the three months ended April 27, 2012 and April 29, 2011 was as follows:

	Three Months Ended
	April 27, 2012	April 29, 2011
Beginning balance	$2,219,000	$2,424,000
Amounts charged to operations	60,000	71,000
Ending balance	$2,279,000	$2,495,000

4.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $1,431,000 and $1,332,000 of deferred charges related to several current engineering contracts as of April 27, 2012 and January 31, 2012, respectively. The Company has been retained for the development of customer specific engineering projects. All of the contracts are short-term in nature and not expected to extend beyond twelve months. As of April 27, 2012, the deferred charges consist of $1,431,000 of internal engineering labor, including overhead, and $0 of external engineering contract labor. As of January 31, 2012, the deferred charges consist of $1,332,000 of internal engineering labor, including overhead, and $0 of external engineering contract labor. Related to the deferred charges are accrued contract losses of $1,136,000 and $1,086,000 as of April 27, 2012 and January 31, 2012, respectively, which are included in accrued expenses and other liabilities. In addition, included in accrued expenses and other liabilities are accrued contract charges, which are not associated with contract losses, of $136,000 and $0 as of April 27, 2012 and January 31, 2012, respectively.

5.	Intangible Assets

Amortization expense related to intangible assets for the three months ended April 27, 2012 was $40,000. Amortization expense related to capitalized debt issue costs for the three months ended April 27, 2012 was $9,000. Debt issue costs, in the amount of $109,000 related to the BMO Harris Bank debt was capitalized and is being amortized over the three-year term of the debt.

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

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the three months ended April 27, 2012 and April 29, 2011, the Company recognized accretion of $0 and $26,000, respectively, presented as additional interest expense. In addition, as a result of the early repayments to the Investors during the three months ended April 29, 2011, the Company recognized accelerated interest accretion expense in the amount of $0 and $25,000, which is presented as loss on extinguishment of debt for the three months ended April 27, 2012 and April 29, 2011, respectively.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of April 27, 2012 and January 31, 2012 consisted of the following:

	April 27, 2012	January 31, 2012
Environmental liability	$788,000	$788,000
Contract loss provision	1,136,000	1,086,000
Deferred revenue	250,000	-
Warranty liability	226,000	226,000
Other	661,000	398,000
Accrued expenses and other liabilities	$3,061,000	$2,498,000

8.	Long-Term Debt, Notes Payable and Revolving Credit Facility

On April 30, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with BMO Harris Bank for a Credit Facility with a maximum amount available to the Company of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan (the “Real Estate Mortgage Note”), (c) a $1,900,000 term loan (the “Equipment Term Note” and together with the Real Estate Mortgage Note, the “Bank Notes”), and (d) a $700,000 equipment line of credit (the “Equipment Credit Line Note” and together with the Revolving Credit Line Note, the “Credit Line Notes”). The proceeds from the Credit Facility were used, in part, to fully satisfy the outstanding debt and fees of a prior credit facility with another lender of $7,521,830. The available funds received and financing available under the Loan Agreement will be and have been used for new product development, working capital and capital expenditure needs.

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility (as of April 30, 2010 and before the amendments described after the following summary) are as follows:

•	The Revolving Credit Line Note, which supports a $4,000,000 revolving line of credit, had an original term of 364 days and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Revolving Credit Line Note originally was one-month LIBOR (which was 0.2413% at April 27, 2012) plus 300 basis points with a 4% floor. Available borrowings on the Revolving Credit Line Note at April 27, 2012 were $768,000.

•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.
•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note.
•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business.

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

The Amended and Restated Revolving Credit Line Note matures on June 27, 2012 and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit and (b) the borrowing base determined based on eligible accounts receivable and inventory. Interest is payable monthly. The interest rate applicable to the Amended and Restated Revolving Credit Line Note is one-month LIBOR plus 300 basis points.  The interest rate calculation method requires the use of a 365/360 day calculation method which applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Amended and Restated Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Amended and Restated Revolving Credit Line Note.

For the periods measured as of January 31, 2012 and April 27, 2012, the Company was in compliance with all covenants within the Credit Facility.

Long-term debt and Notes Payable at April 27, 2012 and January 31, 2012 consisted of the following:

	April 27, 2012	January 31, 2012
Real Estate Mortgage Note	$3,053,000	$3,111,000
Equipment Term Note	1,171,000	1,267,000
Equipment Credit Line Note	618,000	653,000
	4,842,000	5,031,000
Less: current maturities	(758,000)	(753,000)
Long-term debt, less current maturities	$4,084,000	$4,278,000

Interest and accretion expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the three months ended April 27, 2012 and April 29, 2011 was $73,000 and $118,000, respectively.

9.	Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares resulting from certain stock options were not included in the computation of diluted earnings per share for the three months ended April 27, 2012 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three months ended April 29, 2011, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three months ended April 27, 2012, were accounted for using the treasury stock method. Stock options and warrants outstanding as of April 27, 2012 amounted to 658,700 shares.

10.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of April 27, 2012, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $788,000 as of April 27, 2012, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its financial statements as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility.

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals in 2009 from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $615,000. Depending on the findings of additional studies, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between approximately $175,000 and $225,000.  As of April 27, 2012, the Company signed an administrative consent order with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative consent order with the U.S. Environmental Protection Agency for completion of a contamination characterization study.  The Company will reassess the accrued liability and record any appropriate adjustments in its financial statements following completion of the characterization process as required by these orders. Costs incurred during the three months ended April 27, 2012 and April 29, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $0 and $7,000, respectively.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2012. Total rent expense under the facility lease in Charlottesville, Virginia for the three months ended April 27, 2012 and April 29, 2011 was $43,000 and $44,000, respectively. A majority of those costs are included in cost of sales while the balance is included in selling, general and administrative expenses.

Contract Loss Provisions

The Company has a longstanding customer-funded development contract relating to a product for a UAV application. As a result of numerous technical difficulties encountered on the contract over the period of performance, total estimated costs increased significantly and a contract loss provision was established. As of April 27, 2012, the contract loss provision for this contract is $1,136,000, an increase from the prior period of $50,000. Until recently, the Company understood and estimated the remaining effort required to satisfy the contract requirements based, in part, on an understanding that the customer intended to grant certain waivers relating to the technical specifications. In the last few weeks, the customer has reversed its position on the waivers, purportedly due to pressure from its customer. During the coming weeks, the Company expects to meet with the customer to review this situation and to seek to negotiate a resolution, which may include modifying requirements, reducing contract scope, and/or increasing contract value. The outcome of these discussions with the customer is uncertain at this time and the financial impact cannot be reasonably estimated. However, it is reasonably possible that the outcome may result in additional contract loss provisions in a future period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided to help provide an understanding of our business, financial condition, changes in financial condition and results of operations. The following should be read in conjunction with our unaudited Consolidated Financial Statements, the notes thereto, the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K filed with the SEC on April 30, 2012. Our MD&A is organized as follows:

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of April 27, 2012, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

We design and manufacture aircraft instrumentation and sensor systems. These products are used for both primary flight data and for standby purposes in cockpits that use electronic displays for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEM) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer multiple products for air data collection as well as standby displays and backup instrumentation which allow our aircraft manufacturer customers to reduce their number of suppliers. Our unique capabilities in air data collection products continue to expand with the development of multiple air data system designs for domestic and international customers, including highly advanced contour flushport systems as well as new variants of our legacy probe designs.  These technologies support manned aircraft and the expanding Unmanned Aerial Vehicle (UAV) markets. During fiscal year 2012, we were awarded development contracts to modify or extend air data capabilities for products on existing airframes using these technologies.

Building on our expertise with mechanical instrumentation, we have successfully developed and marketed digital instrumentation and displays for standby redundant systems to complement our mechanical product line.

Our current market focus has been, and will continue to be, the design, development and supply of electronic and mechanical primary and standby flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall warning systems, air data measurement systems and standby flight display systems. These products are critical to aircraft operation, performance and safety.

In conjunction with our development and production activities, we have developed expertise in the building, testing and validation of critical test equipment, including environmental stress screening chambers and wind tunnels. We are expanding that knowledge to offer customers the ability to order turnkey solutions for their test needs.

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first three months of fiscal year 2013, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS™ multi-function standby display is being promoted in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

A significant amount of our business relates to the sale of our products, services and support to United States (“U.S.”) and foreign military programs. As a consequence, our sales can fluctuate materially, either favorably or unfavorably, depending upon the level of government spending on those military programs which are a major focus of our manufacturing efforts. While we have been successful in obtaining contracts to supply military needs in recent years, sudden reductions in government spending or delays in the government contract award process could have a material unfavorable effect on our current and future military sales and related cash flows. While we cannot predict the outcome of the U.S. government contract award or budget process, we expect that the majority of the military programs that we supply will be sustained at current or near current levels. Additionally, U.S. government procurement offices often require long periods of time to issue requests for proposals and to negotiate contracts. Such lengthy contract cycle times may delay the award of certain anticipated contracts of significant value to the Company. Delays of significant contract awards may have an adverse effect on the financial results of the Company.

Similarly, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With respect to ongoing contracts, several of our commercial customers continue to operate with reduced operations and manufacturing. While this may be offset by additional increases in aftermarket support, it is likely that our business will continue to be negatively affected until the economy recovers and our customers resume prior levels of production and growth. Recently, we are finding that with the negative effects of the ongoing recession in the general aviation and business jet markets, these markets are taking longer to recover than previously expected. Continued reductions of customer deliveries may have a significant adverse effect on our financial results.

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

RESULTS OF OPERATIONS

Our senior management regularly reviews the performance of our operations including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, independent research and development (IR&D) activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts. We also believe the impact of inflation and changing prices on net sales and income from continuing operations are not material.

We believe overall prospects for our financial performance to be very good over the long term, while we continue to work our way through short-term challenges which may cause our financial results to vary on a quarterly basis. Our backlog of firm orders, not including options, as of April 27, 2012 is $24.1 million. This represents a 5% decrease of $1.4 million versus the backlog as of January 31, 2012 and a 59% increase of $8.9 million versus the backlog as of April 29, 2011. As discussed in Note 10 of “Notes to Consolidated Financial Statements (unaudited)”, we may potentially incur cost overruns associated with a long-term customer contract.

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

We believe that our recent and planned future investments in support of our customers will produce strong returns as our markets continue their recovery. Because of our greatly improved operating metrics, as well as direct customer feedback with respect to quality and delivery performance, we are far better positioned to win new business. We believe that our improved systems, focused value-stream teams, and growing capabilities will enable us to far more reliably fulfill commitments to our customers, suppliers, and stockholders.

Three months ended April 27, 2012 and April 29, 2011:

Net sales for the first quarter of fiscal year 2013 increased $652,000, or 9.7%, to $7,361,000 when compared to $6,709,000 for the first quarter of fiscal year 2012. During the first quarter of fiscal year 2013, the net sales increased from the prior year on sales of development services and spares, partially offset by decreased sales of mechanical products and repairs, while sales of sensor products were comparable. Our net sales continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the first quarter of fiscal year 2013 decreased $500,000, or 10.0%, to $4,503,000 when compared to $5,003,000 for the first quarter of fiscal year 2012. Gross profit as a percentage of sales for the first quarter of fiscal year 2013 was 38.8% versus 25.4% for the first quarter of fiscal year 2012. The three-month comparative increase in gross profit as a percent of sales was primarily due to (a) increased variable margin due to the higher sales volume, (b) favorable pricing on certain customer orders, particularly in spares and repairs, and (c) the positive impact of quality improvements and investments in lean activities over the past two years. Offsetting this improvement were lower margins on mechanical and sensor products due primarily to the mix of products and customers. In addition, the gross profit percentage in the first quarter of fiscal 2012 was unfavorably impacted by higher contract loss provisions and costs associated with the closure of our Virginia facility.

Selling, general and administrative expenses for the first quarter of fiscal year 2013 were $2,138,000, an increase of $50,000 from the first quarter of fiscal year 2012 of $2,088,000. The increase included increases in bad debt provisions as the result of the filing of a bankruptcy petition of one of our business jet customers, offset by lower commission expense relating to international orders.

We reported operating income during the first quarter of fiscal year 2013 of $720,000, or 9.8% of net sales, compared to operating loss of ($382,000), or 5.7% of net sales, in the prior year’s first quarter. This increase in operating income is primarily attributable to the increased net sales and improved gross margin percentage as described above, partially offset by the higher selling, general and administrative costs.

Interest expense, net, decreased $45,000 for the first quarter of fiscal year 2013 when compared to the first quarter of fiscal year 2012 primarily due to (a) the recognition in the first quarter of fiscal year 2012 of $26,000 of accretion expense relating to the Notes Payable, which were repaid on March 31, 2011 and (b) $19,000 of lower interest expense on reduced debt levels.

Income before income taxes was $647,000 in the first quarter of fiscal year 2013 versus loss before income taxes of ($563,000) in the first quarter of fiscal year 2012. For the quarter ended April 27, 2012, net income was $413,000 or $0.11 basic and $0.10 diluted earnings per share, versus net loss of ($317,000), or ($0.08) basic and diluted loss per share for the quarter ended April 29, 2011.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under the Credit Facility described below. As of April 27, 2012, we had $0 in cash and cash equivalents, compared to $157,000 as of January 31, 2012. In addition, as of April 27, 2012, we had $768,000 available under our Credit Facility in comparison to $888,000 available as of January 31, 2012.

Our cash provided by operating activities was $27,000 for the three months ended April 27, 2012, an increase in cash provided of $38,000 compared to cash used of $11,000 for the three months ended April 29, 2011. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•	$730,000 from a net income of $413,000 during the three months ended April 27, 2012 compared to a net loss of ($317,000) during the three months ended April 29, 2011,

•	$480,000 from a noncash provision for income taxes of $234,000 at April 27, 2012 compared to a noncash benefit for income taxes of ($246,000) at April 29, 2011,

•	$677,000 from increased accrued expenses of $546,000 at April 27, 2012 compared to decreases in accrued expenses of ($131,000) at April 29, 2011,

•	$296,000 from increased compensation and benefits accrual of $310,000 as of April 27, 2012 compared to a relatively flat compensation and benefits accrual of $14,000 at April 29, 2011 and

•	$113,000 from an increased bad debt provision of $210,000 for the three months ended April 27, 2012 compared to a bad debt provision of $97,000 for the three months ended April 29, 2011;

Partially offset by increases in cash used in operating activities of:

•	$1,212,000 from increased accounts receivable of $719,000 at April 27, 2012 compared to decreased accounts receivable of ($493,000) at April 29, 2011,

•	$598,000 from decreased accounts payable of $581,000 at April 27, 2012 compared to a relatively flat accounts payable balance at April 29, 2011 of $17,000,

•	$179,000 from increased inventory at April 27, 2012 of ($448,000) compared to increased inventory at April 29, 2011 of ($269,000) and

•	$135,000 from decreased contract loss provision of $50,000 for the three months ended April 27, 2012 compared to contract loss provision of $185,000 for the three months ended April 29, 2011.

Our cash used in investing activities decreased $175,000 for the three months ended April 27, 2012 compared to the three months ended April 29, 2011 due solely to capital improvements and equipment additions of $115,000 during the three months ended April 27, 2012 compared to capital improvements and equipment additions of $290,000 during the three months ended April 29, 2011.

Our cash used in financing activities for the three months ended April 27, 2012 was ($69,000) compared to cash provided by financing activities for the three months ended April 29, 2011 of $139,000. The change was attributable to $772,000 of additional payments against the Amended and Restated Revolving Credit Line Note and $36,000 of increased long-term debt repayment. In addition, we completed repayment of the Notes Payable during the first quarter ended April 29, 2011 in the amount of $600,000.

Our days sales in accounts receivable increased to 67 days at April 27, 2012, up from 64 days at January 31, 2012, due in large part to our customers’ lengthening their payment cycles . Through cash management and purchasing practices, our outstanding account payable balances with operational and production suppliers declined as days purchases in accounts payable decreased to 31 days at April 27, 2012, down from 41 days at January 31, 2012. However, we continue to be challenged to maintain favorable payment terms with certain suppliers.

Our liquidity will depend on our ability to achieve budgeted operating results and to renew our Revolving Credit Line Note when it matures on June 27, 2012.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2013 and beyond.  Although our three months ended April 27, 2012 cash flows from operations improved over the prior year, we continue to experience liquidity challenges because of a lack of sustained earnings through improved operating performance, continued demand for capital additions and increased debt repayment during fiscal year 2013 when compared to fiscal year 2012.  Our failure to improve our operating results could have a material adverse effect on our liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that our proposed plans and actions will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate additional plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

Working Capital and Capital Expenditures

Our working capital at April 27, 2012 was $8,546,000 compared to $8,246,000 at January 31, 2012. This increase in working capital of $300,000 as of April 27, 2012 relates, in part, to an increase in accounts receivable of $509,000, due primarily to our customers’ lengthening their payment cycles, increases in inventory of $388,000, due primarily to altimeter demand in work in process inventory and the pay down of accounts payable of $581,000. These increases to working capital are offset, in part, by decreases to working capital associated with $310,000 related to additional compensation and benefit accruals, a $563,000 increase to accrued expenses and the recognition of a $234,000 tax provision at April 27, 2012.

The collection of our accounts receivable is the primary source of cash used to fund our operations. Our banking line of credit is used as an additional source of cash as necessary from time to time, and we sweep any excess cash back against the line of credit on a daily basis to minimize interest expense. We believe that cash collected from our accounts receivable, as further supplemented by advances under our Credit Facility, are adequate to fund our ongoing operations for the next twelve months. We are in the process of renewing the Amended and Restated Revolving Credit Line Note, which matures on June 27, 2012, with BMO Harris Bank. However, there can be no assurance that we will achieve our expected operating results and/or have access to and/or renew or refinance our Credit Facility, or that unforeseen circumstances will not require us to seek additional funding sources in the future. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

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

Our capital expenditures for the three months ended April 27, 2012 were $115,000, compared to $290,000 for the three months ended April 29, 2011. Capital expenditures for the three months ended April 27, 2012 consisted of $42,000 for operating and test equipment as well as $73,000 for self-constructed assets. Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We continue to replace certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2012 and 2011. Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

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

The Amended and Restated Revolving Credit Line Note matures on June 27, 2012 and provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit and (b) the borrowing base determined based on eligible accounts receivable and inventory. Interest is payable monthly. The interest rate applicable to the Amended and Restated Revolving Credit Line Note is one-month LIBOR plus 300 basis points.  The interest rate calculation method requires the use of a 365/360 day calculation method which applies the ratio of the applicable interest rate over a year of 360 days, multiplied by the outstanding principal balance of the Amended and Restated Revolving Credit Line Note and then multiplied by the actual number of days the principal balance is outstanding.  This calculation method results in a higher effective interest rate than the numeric interest rate stated in the Amended and Restated Revolving Credit Line Note.

For the period measured as of October 28, 2011, the Company did not comply with the Fixed Charge Coverage Ratio covenant in the Credit Facility. On December 5, 2011, BMO Harris Bank waived the Company’s October 28, 2011 non-compliance with the Fixed Charge Coverage Ratio covenant in the Credit Facility.

For the period measured as of January 31, 2012 and April 27, 2012, the Company was in compliance with all covenants within the Credit Facility.

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

Periodically, the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method. Contracts in process during the first quarter of fiscal year 2013, presented as contracts A, B and C, are being accounted for under the Milestone method. The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings or documents, delivery of hardware, software, spares, test equipment, and completion of formal or informal testing or regulatory agency certifications. During the first quarter of fiscal year 2013, revenue recognized through the achievement of a single milestone related to contract B amounted to $333,000.

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

Work In Process Inventories

We employ certain methods to estimate the value of work in process inventories for financial reporting purposes. Our practice has been to conduct cycle counts of inventory throughout the year. Generally, for items that are in process at the end of a fiscal year, we will make an estimate during the cycle counting process regarding the percentage of completion of such items in order to accurately reflect costs incurred to date on the production of the items that are still in process. These estimates are affected by the nature of the operation at which the items are located at the time a physical inventory is conducted, and are subject to judgment. This practice was employed for fiscal years 2013 and 2012.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $788,000 as of April 27, 2012. We have capitalized these contamination treatment costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three months ended April 27, 2012 and April 29, 2011 totaled $0 and $7,000, respectively. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2013.

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

Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of April 27, 2012 and April 29, 2011, we do not believe that any assets are impaired.

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

Income Taxes

The Company files a consolidated U.S. federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three months ended April 27, 2012 and April 29, 2011, the Company recorded stock-based compensation of $21,000 and $44,000, respectively.

In addition, stock issued in payment for services provided by members of the Board of Directors is expensed in the period the services are provided. During both three month periods ended April 27, 2012 and April 29, 2011, the Company recorded director-fees expense, through the issuance of stock, of $15,000.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements except as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our contractual obligations from that disclosed in our Annual Report on Form 10-K for the year ended January 31, 2012.

Adoption of New Accounting Pronouncements

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows us to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for our fiscal year ending January 31, 2013. We have determined that this new guidance does not have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 27, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of business, none of which are currently material.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

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

Date: June 11, 2012

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: June 11, 2012

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer

