Form 10-Q
period 2012-07-27
AEROSONIC CORP /DE/
filed 2012-09-10
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2012

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

As of September 10, 2012, the issuer had 3,844,721 shares of common stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 27,	January 31,
	2012	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$-	$157,000
Accounts receivable, net	4,658,000	5,190,000
Inventories, net	7,696,000	6,793,000
Prepaid expenses and other current assets, net	600,000	1,802,000
Deferred income taxes	1,398,000	1,549,000
Total current assets	14,352,000	15,491,000
Property, plant and equipment, net	4,278,000	4,206,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	770,000	770,000
Intangible assets, net	13,000	94,000
Goodwill	366,000	366,000
Other assets, net	28,000	46,000
Total assets	$21,869,000	$23,035,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$2,747,000	$3,112,000
Current maturities of long-term debt	4,218,000	753,000
Accounts payable, trade	1,902,000	2,312,000
Compensation and benefits	931,000	618,000
Accrued sales commissions	70,000	14,000
Accrued expenses and other liabilities	1,779,000	2,498,000
Total current liabilities	11,647,000	9,307,000
Long-term debt	435,000	4,278,000
Deferred income taxes	35,000	35,000
Total liabilities	12,117,000	13,620,000
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,270,927 shares and 4,201,090 shares at July 27, 2012 and January 31, 2012, respectively; outstanding 3,840,160 and 3,770,323
shares at July 27, 2012 and January 31, 2012, respectively.	1,708,000	1,680,000
Additional paid-in capital	6,445,000	6,412,000
Retained earnings	4,762,000	4,486,000
Less treasury stock: 430,767 shares at both July 27, 2012 and January 31, 2012, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	9,752,000	9,415,000
Total liabilities and stockholders' equity	$21,869,000	$23,035,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011

Sales, net	$7,472,000	$6,421,000	$14,833,000	$13,130,000
Cost of sales	5,225,000	5,004,000	9,727,000	10,007,000
Gross profit	2,247,000	1,417,000	5,106,000	3,123,000
Selling, general and administrative expenses	2,408,000	1,638,000	4,546,000	3,726,000
Operating (loss) income	(161,000)	(221,000)	560,000	(603,000)
Other expenses:
Interest expense, net	(66,000)	(86,000)	(139,000)	(204,000)
Other income (expenses)	6,000	(3,000)	6,000	(41,000)
Loss on extinguishment of debt	-	-	-	(25,000)
	(60,000)	(89,000)	(133,000)	(270,000)
(Loss) income before income taxes	(221,000)	(310,000)	427,000	(873,000)
Income tax benefit (provision)	83,000	143,000	(151,000)	389,000
Net (loss) income	$(138,000)	$(167,000)	$276,000	$(484,000)

Basic (loss) earnings per share	$(0.04)	$(0.04)	$0.07	$(0.13)
Diluted (loss) earnings per share	$(0.04)	$(0.04)	$0.07	$(0.13)

Weighted average shares outstanding basic	3,823,079	3,757,424	3,799,239	3,755,064
Weighted average shares outstanding diluted	3,823,079	3,757,424	4,105,617	3,755,064

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	July 27, 2012	July 29, 2011
Cash flows from operating activities:
Net income (loss)	$276,000	$(484,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	231,000	187,000
Amortization	99,000	99,000
Accretion on long-term debt	-	26,000
Loss on extinguishment of debt	-	25,000
Provision for bad debts	236,000	108,000
Provision for obsolete and slow-moving inventory	116,000	115,000
Provision for warranty	50,000	82,000
Provision for contract losses	153,000	378,000
Stock-based compensation	61,000	103,000
Provision (benefit) for deferred income taxes	151,000	(389,000)
Changes in assets and liabilities:
Accounts receivable	296,000	752,000
Inventories	(1,019,000)	(397,000)
Prepaid expenses and other current assets	1,202,000	(644,000)
Accounts payable, trade	(410,000)	176,000
Compensation and benefits	313,000	(10,000)
Accrued expenses and other liabilities	(866,000)	(27,000)
Net cash provided by operating activities	889,000	100,000

Cash flows from investing activities:
Capital expenditures	(303,000)	(512,000)
Net cash used in investing activities	(303,000)	(512,000)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(365,000)	1,157,000
Principal payments on notes payable	-	(600,000)
Principal payments on long-term debt	(378,000)	(307,000)
Net cash (used in) provided by financing activities	(743,000)	250,000

Change in cash and cash equivalents	(157,000)	(162,000)
Cash and cash equivalents, beginning of period	157,000	162,000
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$149,000	$178,000

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

Liquidity, Covenant Compliance and Management’s Plans

Although earnings during the three and six months ended July 27, 2012 increased when compared to earnings during the three and six months ended July 29, 2011, the Company’s liquidity will continue to be challenged until sustained earnings can be achieved through improved operating performance. Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending and (iii) meet the Company’s debt obligations in fiscal year 2013 and beyond.

The Company’s principal sources of capital have been cash flows from operations and borrowings under its credit facilities (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Harris Bank”). As more fully described in Note 8, the Company is required to comply with a number of financial and other covenants under the Credit Facility. Although for the period measured as of January 31, 2012, April 27, 2012 and July 27, 2012, the Company was in compliance with all covenants within the Credit Facility, the Company did not comply with certain financial covenants for the periods ended January 31, 2011, July 29, 2011 and October 28, 2011. BMO Harris Bank waived non-compliance for these periods and agreed to modify certain financial covenants and other terms of the Credit Facility. However, absent a waiver or modification to the Credit Facility, the Company’s failure to comply with these covenants in future periods would constitute a default under the Credit Facility, which would entitle BMO Harris Bank to terminate the Company’s ability to borrow under the Credit Facility and accelerate the Company’s obligations to repay outstanding borrowings. There can be no assurance that BMO Harris Bank would agree to any future waivers or modifications.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the second quarter mean the second quarter ended on the 26th Friday of the fiscal year. For example, references to the second quarter of fiscal year 2013 mean the quarter ended July 27, 2012.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of July 27, 2012, the consolidated statements of operations for the three and six months ended July 27, 2012 and July 29, 2011, and the consolidated statements of cash flows for the six months ended July 27, 2012 and July 29, 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2012 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2013. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2012.

Reclassifications

Certain amounts in the balance sheet dated January 31, 2012 have been reclassified to conform to the six months ended July 27, 2012 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

Adoption of New Accounting Pronouncements

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for the Company’s fiscal year ending January 31, 2013. The Company has determined that this new guidance does not have a material impact on its consolidated financial statements.

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

Periodically the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method. Certain contracts in process during the second quarter of fiscal year 2013, presented as contracts A, B and C, are being accounted for under the Milestone method. The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission or acceptance of technical drawings or documents, delivery of hardware, software, spares, test equipment, or completion of formal or informal testing or regulatory agency certifications. During the second quarter of fiscal year 2013, revenue recognized through the achievement of milestones 6, 7, 9 and 10 of contract A amounted to $286,000 while revenue recognized through the achievement of milestone 3 of contract B amounted to $196,000.

Milestone considerations for contracts in process during the second quarter or at July 27, 2012 include:

Contract A (Completed in the second quarter)	Milestone consideration
Milestone 1 (Substantive)	$100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
$662,000

Contract B	Milestone consideration
Milestone 1 (Substantive)	$319,000
Milestone 2 (Substantive)	333,000
Milestone 3 (Substantive)	196,000
Milestone 4 (Substantive)	40,000
$888,000

Contract C	Milestone consideration
Milestone 1 (Non Substantive)	$187,500
Milestone 2 (Substantive)	187,500
Milestone 3 (Substantive)	318,750
Milestone 4 (Substantive)	56,250
$750,000

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the six months ended July 27, 2012 and July 29, 2011 was as follows:

	Six Months Ended
	July 27, 2012	July 29, 2011
Beginning balance	$358,000	$608,000
Amounts written off	(98,000)	-
Amounts provided for	236,000	108,000
Ending balance	$496,000	$716,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at July 27, 2012 and January 31, 2012 consisted of the following:

	July 27, 2012	January 31, 2012
Raw materials	$7,506,000	$6,626,000
Work in process	2,242,000	2,005,000
Finished goods	283,000	381,000
Reserve for obsolete and slow moving inventory	(2,335,000)	(2,219,000)
Inventories, net	$7,696,000	$6,793,000

The reserve for obsolete and slow moving inventory activity for the six months ended July 27, 2012 and July 29, 2011 was as follows:

	Six Months Ended
	July 27, 2012	July 29, 2011
Beginning balance	$2,219,000	$2,424,000
Inventory writen off	-	(316,000)
Amounts charged to operations	116,000	115,000
Ending balance	$2,335,000	$2,223,000

4.	Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets was $120,000 and $1,332,000 of deferred charges related to several current engineering contracts as of July 27, 2012 and January 31, 2012, respectively. The Company has been retained for the development of customer specific engineering projects. All of the contracts are short-term in nature and not expected to extend beyond twelve months. As of July 27, 2012, the deferred charges consist of $118,000 of internal engineering labor, including overhead, and $2,000 of external engineering contract labor. As of January 31, 2012, the deferred charges consist of $1,332,000 of internal engineering labor, including overhead, and $0 of external engineering contract labor. Related to the deferred charges are accrued contract losses of $103,000 and $1,086,000 as of July 27, 2012 and January 31, 2012, respectively, which are included in accrued expenses and other liabilities. In addition, included in accrued expenses and other liabilities are accrued contract charges, which are not associated with contract losses, of $112,000 and $0 as of July 27, 2012 and January 31, 2012, respectively.

5.	Intangible Assets

Amortization expense related to intangible assets for the three and six months ended July 27, 2012 was $40,000 and $80,000, respectively. Amortization expense related to capitalized debt issue costs for the three and six months ended July 27, 2012 was $10,000 and $19,000, respectively. Debt issue costs, in the amount of $109,000 related to the BMO Harris Bank debt was capitalized and is being amortized over the three-year term of the debt.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses.

6.	Notes Payable

On May 14, 2009, the Company entered into three separate unsecured notes payable, herein referred to as “Notes Payable”, with three separate private lenders, collectively “the Investors”, each containing a drawdown provision allowing the Company to borrow up to an aggregate of $2,000,000. The loan agreements initially provided for the issuance of warrants with an exercise price of $0.64 per warrant issued at the rate of one warrant for every four dollars loaned to the Company and common shares at the rate of one share for every ten dollars loaned to the Company. Additionally, any amounts borrowed are subject to 14% interest per annum, payable monthly.

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

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For both the three and six months ended July 27, 2012, the Company recognized accretion of $0. For the three and six months ended July 29, 2011, the Company recognized accretion of $0 and $26,000, respectively, presented as additional interest expense. In addition, as a result of the early repayments to the Investors during the three months ended April 29, 2011, the Company recognized accelerated interest accretion expense in the amount of $25,000, which is presented as loss on extinguishment of debt for the six months ended July 29, 2011.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of July 27, 2012 and January 31, 2012 consisted of the following:

	July 27, 2012	January 31, 2012
Environmental liability	$777,000	$788,000
Contract loss provision	103,000	1,086,000
Deferred revenue	250,000	-
Warranty liability	191,000	226,000
Other	458,000	398,000
Accrued expenses and other liabilities	$1,779,000	$2,498,000

8.	Long-Term Debt, Notes Payable and Revolving Credit Facility

The Company is party to a Loan Agreement (the “Loan Agreement”), dated April 30, 2010, with BMO Harris Bank, the “Lender”, for a Credit Facility with a maximum amount available to the Company of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan (the “Real Estate Mortgage Note”), (c) a $1,900,000 term loan (the “Equipment Term Note” and together with the Real Estate Mortgage Note, the “Bank Notes”), and (d) a $700,000 equipment line of credit (the “Equipment Credit Line Note” and together with the Revolving Credit Line Note, the “Credit Line Notes”). The available funds received and financing available under the Loan Agreement will be and have been used for new product development, working capital and capital expenditure needs. Pursuant to a First Amendment to Amended and Restated Revolving Credit Line Note, dated June 15, 2012, the Company and the Lender agreed to extend the maturity date of the Amended and Restated Revolving Credit Line Note to June 27, 2013.

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility are as follows:

•	The Revolving Credit Line Note provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Revolving Credit Line Note is one-month LIBOR (which was 0.2458% at July 27, 2012) plus 300 basis points. Available borrowings on the Revolving Credit Line Note at July 27, 2012 were $1,253,000. The Revolving Credit Line Note matures on June 27, 2013.
•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs. Prior to maturity on May 1, 2013, the Company intends to refinance the Real Estate Mortgage Note.
•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note. Prior to maturity on May 1, 2013, the Company intends to refinance the Equipment Term Note.
•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business. The Equipment Credit Line Note matures on May 1, 2014.

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

For the periods measured as of January 31, 2012, April 27, 2012 and July 27, 2012, the Company was in compliance with all covenants within the Credit Facility.

Long-term debt and Notes Payable at July 27, 2012 and January 31, 2012 consisted of the following:

	July 27, 2012	January 31, 2012
Real Estate Mortgage Note	$2,994,000	$3,111,000
Equipment Term Note	1,077,000	1,267,000
Equipment Credit Line Note	582,000	653,000
	4,653,000	5,031,000
Less: current maturities	(4,218,000)	(753,000)
Long-term debt, less current maturities	$435,000	$4,278,000

Interest expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the three and six months ended July 27, 2012 was $66,000 and $139,000, respectively. Interest and accretion expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the three and six months ended July 29, 2011 was $86,000 and $204,000, respectively.

9.	Stockholders’ Equity

(Loss) Earnings Per Share

Basic (loss) earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares resulting from certain stock options were not included in the computation of diluted earnings per share for the six months ended July 27, 2012 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three months ended July 27, 2012 and the three and six months ended July 29, 2011, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the six months ended July 27, 2012, were accounted for using the treasury stock method. Stock options and warrants outstanding as of July 27, 2012 amounted to 653,100 shares.

10.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of July 27, 2012, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment was determined to be necessary at an estimated total cost of $777,000 as of July 27, 2012, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its financial statements as an increase to property held for sale, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Although management believes the sale of the Earlysville, Virginia facility is probable within one year; the Company has presented the property held for sale as a non-current asset. The Company anticipates that the terms of a sale will likely contain cash escrow provisions relating to the contamination treatment costs, thereby precluding the full conversion of the asset to cash within one year.

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals in 2009 from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $615,000. Depending on the findings of additional studies, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between approximately $162,000 and $210,000.  As of July 27, 2012, the Company signed an administrative consent order with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative consent order with the U.S. Environmental Protection Agency for completion of a contamination characterization study.  The Company will reassess the accrued liability and record any appropriate adjustments in its financial statements following completion of the characterization process as required by these orders. Costs incurred during the three and six months ended July 27, 2012 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $11,000. Costs incurred during the three and six months ended July 29, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $1,000 and $8,000, respectively.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2012. Total rent expense under the facility lease in Charlottesville, Virginia for the three and six months ended July 27, 2012 was $41,000 and $84,000, respectively. Total rent expense under the facility lease in Charlottesville, Virginia for the three and six months ended July 29, 2011 was $40,000 and $84,000, respectively. A majority of those costs are included in cost of sales while the balance is included in selling, general and administrative expenses.

Contract Loss Provisions

During the second quarter of fiscal year 2013, with the exception of one milestone valued at $23,000, the Company completed a longstanding customer-funded development contract related to a product for a UAV application. As a result, at July 27, 2012, the contract loss provision for this contract is $0.

The Company has recorded a $103,000 contract loss provision, during the three months ended July 27, 2012, relative to a separate customer-funded development contract, for the engineering of a modified angle of attack indicator.

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of July 27, 2012, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

We design and manufacture aircraft instrumentation and sensor systems. These products are used for both primary flight data and for standby purposes in cockpits that use electronic displays for primary flight data. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEM) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. This allows us to offer multiple products for air data collection as well as standby displays and backup instrumentation which allow our aircraft manufacturer customers to reduce their number of suppliers. Our unique capabilities in air data collection products continue to expand with the development of multiple air data system designs for domestic and international customers, including highly advanced contour flushport systems as well as new variants of our legacy probe designs.  These technologies support manned aircraft and the expanding Unmanned Aerial Vehicle (UAV) markets. During fiscal years 2013 and 2012, we were awarded development contracts to modify or extend air data capabilities for products on existing airframes using these technologies.

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

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first six months of fiscal year 2013, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS™ multi-function standby display is being promoted in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

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

While we believe the prospects for our financial performance to be very good over the long term, we continue to work our way through short-term challenges which may cause our financial results to vary on a quarterly basis. Our backlog of firm orders, not including options, as of July 27, 2012 is $23.3 million. This represents a 9% decrease of $2.2 million versus the backlog as of January 31, 2012 and a 46% increase of $7.3 million versus the backlog as of July 29, 2011.

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

Three months ended July 27, 2012 and July 29, 2011:

Net sales for the second quarter of fiscal year 2013 increased $1,051,000, or 16.4%, to $7,472,000 when compared to $6,421,000 for the second quarter of fiscal year 2012. During the second quarter of fiscal year 2013, the net sales increased from the prior year on sales of mechanical products, sensors, and repairs, partially offset by decreased sales of development services, while sales of spares were comparable. Our net sales continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the second quarter of fiscal year 2013 increased $221,000, or 4.4%, to $5,225,000 when compared to $5,004,000 for the second quarter of fiscal year 2012. Gross profit as a percentage of sales for the second quarter of fiscal year 2013 was 30.1% versus 22.1% for the second quarter of fiscal year 2012. The three-month comparative increase in gross profit as a percent of sales was primarily due to (a) increased variable margin due to the higher sales volume, (b) the positive impact of quality improvements and investments in lean activities over the past two years, and (c) the unfavorable impact in the prior year of costs associated with the transition of the Virginia repair station to our Florida facility.

Selling, general and administrative expenses for the second quarter of fiscal year 2013 were $2,408,000, an increase of $770,000 from the second quarter of fiscal year 2012 of $1,638,000. The increase was driven primarily by independent research and development costs relating to the OASIS™ product. In addition, increased compensation costs, bad debt provisions and outside services costs were partially offset by lower commission expense relating to international orders, reduced travel, and reduced advertising costs.

We reported an operating loss during the second quarter of fiscal year 2013 of ($161,000), or 2.2% of net sales, compared to an operating loss of ($221,000), or 3.4% of net sales, in the prior year’s second quarter. This reduced operating loss is primarily attributable to the increased net sales and improved gross margin percentage as described above, partially offset by the higher selling, general and administrative costs.

Interest expense, net, decreased $20,000 for the second quarter of fiscal year 2013 when compared to the second quarter of fiscal year 2012 primarily due to lower interest expense on reduced debt levels.

Loss before income taxes was ($221,000) in the second quarter of fiscal year 2013 versus loss before income taxes of ($310,000) in the second quarter of fiscal year 2012. For the quarter ended July 27, 2012, net loss was ($138,000) or ($0.04) basic and diluted loss per share, versus net loss of ($167,000), or ($0.04) basic and diluted loss per share for the quarter ended July 29, 2011.

Six months ended July 27, 2012 and July 29, 2011:

Net sales for the six months ended July 27, 2012 increased $1,703,000, or 13.0%, to $14,833,000 when compared to $13,130,000 for the six months ended July 29, 2011. During the first six months of fiscal year 2013, the net sales increased from the first six months of the prior fiscal year across all product groups including mechanical products, sensors, spares, repairs, and development services. Our net sales continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the first six months of fiscal year 2013 decreased ($280,000), or 2.8%, to $9,727,000 when compared to $10,007,000 for the first six months of fiscal year 2012. Gross profit as a percentage of sales for the first six months of fiscal year 2013 was 34.4% versus 23.8% for the first six months of fiscal year 2012. The six-month comparative increase in gross profit as a percent of sales was primarily due to (a) increased variable margin due to the higher sales volume, (b) favorable pricing on certain customer orders, particularly in spares and repairs, (c) the positive impact of quality improvements and investments in lean activities over the past two years, and (d) the unfavorable impact in the prior year of costs associated with the transition of the Virginia repair station to our Florida facility.

Selling, general and administrative expenses for the first six months of fiscal year 2013 were $4,546,000, an increase of $820,000 from the first six months of fiscal year 2012 of $3,726,000. The increase was driven primarily by independent research and development costs relating to the OASIS™ product. In addition, we incurred increased bad debt provisions as the result of the filing of a bankruptcy petition by one of our business jet customers and increased compensation costs and outside services costs, which were partially offset by lower commission expense relating to international orders, reduced travel, and reduced advertising costs.

We reported operating income during the first six months of fiscal year 2013 of $560,000, or 3.8% of net sales, compared to an operating loss of ($603,000), or 4.6% of net sales, in the prior year’s first six month period. This improvement in operating income is primarily attributable to increased net sales and improved gross margin percentage as described above, partially offset by higher selling, general and administrative costs.

Interest expense, net, decreased $65,000 for the first six months of fiscal year 2013 when compared to the first six months of fiscal year 2012 primarily due to lower interest expense on reduced debt levels.

Income before income taxes was $427,000 in the first six months of fiscal year 2013 versus a loss before income taxes of ($873,000) in the first six months of fiscal year 2012. For the six months ended July 27, 2012, net income was $276,000 or $0.07 basic and diluted earnings per share, versus a net loss of ($484,000), or ($0.13) basic and diluted loss per share for the six months ended July 29, 2011.

Liquidity and Capital Resources

Our principal sources of capital have been cash flows from operations and borrowings under the Credit Facility described below. As of July 27, 2012, we had $0 in cash and cash equivalents, compared to $157,000 as of January 31, 2012. In addition, as of July 27, 2012, we had $1,253,000 available under our Credit Facility in comparison to $888,000 available as of January 31, 2012.

Our cash provided by operating activities was $889,000 for the six months ended July 27, 2012, an increase in cash provided of $789,000 compared to cash provided of $100,000 for the six months ended July 29, 2011. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•	$1,846,000 from a reduction in prepaid expenses and other current assets during the six months ended July 27, 2012 of $1,202,000, primarily attributable to the release of deferred customer-funded development contract charges, compared to an increase in prepaid expenses and other current assets of ($644,000) during the six months ended July 29, 2011,

•	$760,000 from a net income of $276,000 during the six months ended July 27, 2012 compared to a net loss of ($484,000) during the six months ended July 29, 2011,

•	$540,000 from a noncash provision for income taxes of $151,000 at July 27, 2012 compared to a noncash benefit for income taxes of ($389,000) at July 29, 2011,

•	$323,000 from increased compensation and benefits accrual of $313,000 as of July 27, 2012 compared to a change in compensation and benefits accrual of ($10,000) at July 29, 2011 and

•	$128,000 from an increased bad debt provision of $236,000 for the six months ended July 27, 2012 compared to a bad debt provision of $108,000 for the six months ended July 29, 2011;

Partially offset by increases in cash used in operating activities of:

•	$839,000 from decreased accrued expenses and other liabilities of $866,000 at July 27, 2012, primarily attributable to the release of contract loss provision related to a customer-funded development contract compared to decreased accrued expenses and other liabilities of $27,000 at July 29, 2011,

•	$622,000 from increased inventory of $1,019,000 at July 27, 2012 compared to increased inventory at July 29, 2011 of $397,000,

•	$586,000 from decreased accounts payable at July 27, 2012 of ($410,000) compared to an increased accounts payable at July 29, 2011 of $176,000,

•	$456,000 from decreased accounts receivable of $296,000 at July 27, 2012 compared to decreased accounts receivable of $752,000 at July 29, 2011 and

•	$225,000 from a decreased contract loss provision of $153,000 for the six months ended July 27, 2012 compared to a contract loss provision of $378,000 for the six months ended July 29, 2011.

Our cash used in investing activities decreased $209,000 for the six months ended July 27, 2012 compared to the six months ended July 29, 2011 due solely to capital improvements and equipment additions of $303,000 during the six months ended July 27, 2012 compared to capital improvements and equipment additions of $512,000 during the six months ended July 29, 2011.

Our cash used in financing activities for the six months ended July 27, 2012 was ($743,000) compared to cash provided by financing activities for the six months ended July 29, 2011 of $250,000. The change was attributable to $1,522,000 of additional payments against the Amended and Restated Revolving Credit Line Note and $71,000 of increased long-term debt repayment. In addition, we completed repayment of the Notes Payable during the first quarter ended April 29, 2011 in the amount of $600,000.

Our days sales in accounts receivable decreased to 56 days at July 27, 2012, down from 64 days at January 31, 2012, due in large part to receipt of delayed customer payments. Through cash management and purchasing practices, our outstanding account payable balances with operational and production suppliers continued to decline as days purchases in accounts payable decreased to 30 days at July 27, 2012, down from 41 days at January 31, 2012. However, we continue to be challenged to maintain favorable payment terms with certain suppliers.

Our liquidity will depend on our ability to achieve budgeted operating results and to renew our Bank Notes and Revolving Credit Line Note when they mature on May 1, 2013 and June 27, 2013, respectively.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2013 and beyond.  Although our six months ended July 27, 2012 cash flows from operations improved over the prior year, we continue to experience liquidity challenges because of a lack of sustained earnings through improved operating performance, continued demand for capital additions and investment in new product development programs during fiscal year 2013 when compared to fiscal year 2012.  Our failure to improve our operating results could have a material adverse effect on our liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that our proposed plans and actions will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate additional plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

Working Capital and Capital Expenditures

Our working capital at July 27, 2012 was $2,705,000 compared to $6,184,000 at January 31, 2012. This decrease in working capital of $3,479,000 as of July 27, 2012 relates, in part, to (a) a reclassification of $3,465,000 of long-term debt from non-current liabilities to current liabilities as the Bank Notes mature on May 1, 2013, (b) a decrease to working capital associated with prepaid expenses and other current assets of $1,202,000 due primarily to the release of deferred charges related to a customer-funded development contract, (c) a reduction to accounts receivable of $532,000 and (d) an increase to accrued compensation and benefits of $313,000. These decreases to working capital are offset, in part, by (a) an increase in inventory of $903,000, due primarily to altimeter demand in raw materials inventory, (b) the pay down of accounts payable of $410,000, (c) the pay down of the Amended and Restated Revolving Credit Line Note of $365,000 and (d) a reduction to accrued expenses and other liabilities of $719,000 due primarily to the release of contract loss provisions..

The collection of our accounts receivable is the primary source of cash used to fund our operations. Our banking line of credit is used as an additional source of cash as necessary from time to time, and we sweep any excess cash back against the line of credit on a daily basis to minimize interest expense. We believe that cash collected from our accounts receivable, as further supplemented by advances under our Credit Facility, are adequate to fund our ongoing operations for the next twelve months. Prior to maturity on June 27, 2012, we renewed the Amended and Restated Revolving Credit Line Note, which now matures on June 27, 2013, with BMO Harris Bank. However, there can be no assurance that we will achieve our expected operating results and/or have access to and/or renew or refinance our Credit Facility, or that unforeseen circumstances will not require us to seek additional funding sources in the future. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

Management believes the sale of the Earlysville, Virginia facility is probable within one year. However, we have presented the property held for sale as a non-current asset as we anticipate that the terms of a sale will likely contain cash escrow provisions relating to the contamination treatment costs, thereby precluding the full conversion of the asset to cash within one year.

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

Our capital expenditures for the first six months ended July 27, 2012 were $303,000, compared to $512,000 for the first six months ended July 29, 2011. Capital expenditures for the first six months ended July 27, 2012 consisted of $100,000 for operating and test equipment, $82,000 for purchased software and $121,000 for self-constructed assets. Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We continue to replace certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2013 and 2012. Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

Notes Payable and Credit Facility

On May 14, 2009, we entered into unsecured notes payable arrangements with three investors allowing us to borrow up to an aggregate of $2,000,000. We completed repayment of the outstanding balance of these notes payable in the first quarter of fiscal year 2012. See Note 6 of “Notes to Consolidated Financial Statements (Unaudited).”

We are party to a Loan Agreement (the “Loan Agreement”) with BMO Harris Bank (the “Lender”) with a maximum amount of credit facilities (the “Credit Facility”) available to us of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit, pursuant to a revolving line of credit note in the original principal amount of up to $4,000,000 (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan and (d) a $700,000 equipment line of credit. The Credit Facility is secured by substantially all of our assets. See Note 8 of “Notes to Consolidated Financial Statements (Unaudited).”

The Credit Facility is secured by substantially all of our assets. Details of the Credit Facility are as follows:

•	The Revolving Credit Line Note provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Revolving Credit Line Note is one-month LIBOR (which was 0.2458% at July 27, 2012) plus 300 basis points. Available borrowings on the Revolving Credit Line Note at July 27, 2012 were $1,253,000. The Revolving Credit Line Note matures on June 27, 2013.

•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs. Prior to maturity on May 1, 2013, we intend to refinance the Real Estate Mortgage Note.

•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. We must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note. Prior to maturity on May 1, 2013, we intend to refinance the Equipment Term Note.

•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in our business. The Equipment Credit Line Note matures on May 1, 2014.

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) minimum Total Stockholders’ Equity; (ii) a ratio of Funded Debt to EBITDA; and (iii) a Fixed Charge Coverage Ratio. See Note 8 of “Notes to Consolidated Financial Statements (Unaudited).”

For the periods measured as of January 31, 2012, April 27, 2012 and July 27, 2012, we were in compliance with all covenants within the Credit Facility.

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

Periodically, the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method. Certain contracts in process during the second quarter of fiscal year 2013, presented as contracts A, B and C, are being accounted for under the Milestone method. The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission or acceptance of technical drawings or documents, delivery of hardware, software, spares, test equipment, or completion of formal or informal testing or regulatory agency certifications. During the second quarter of fiscal year 2013, revenue recognized through the achievement of milestones 6, 7, 9 and 10 of contract A amounted to $286,000 while revenue recognized through the achievement of milestone 3 of contract B amounted to $196,000.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $777,000 as of July 27, 2012. We have capitalized these contamination treatment costs as an increase to property held for sale, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Although we believe the sale of the Earlysville, Virginia facility is probable within one year; we have presented the property held for sale as a non-current asset. We anticipate that the terms of a sale will likely contain cash escrow provisions relating to the contamination treatment costs, thereby precluding the full conversion of the asset to cash within one year. Costs incurred during the three and six months ended July 27, 2012 totaled $11,000. Costs incurred during the three and six months ended July 29, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $1,000 and $8,000, respectively. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2013.

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

Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of July 27, 2012 and July 29, 2011, we do not believe that any assets are impaired.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three and six months ended July 27, 2012, the Company recorded stock-based compensation of $10,000 and $31,000, respectively. During the three and six months ended July 29, 2011, the Company recorded stock-based compensation of $29,000 and $73,000, respectively.

In addition, stock issued in payment for services provided by members of the Board of Directors is expensed in the period the services are provided. During the three and six months ended July 27, 2012 and July 29, 2011, the Company recorded director-fees expense, through the issuance of stock, of $15,000 and $30,000, respectively.

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

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, we have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended July 27, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of business, none of which are currently material.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1	First Amendment to Amended and Restated Revolving Line of Credit Note, dated June 15, 2012, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 21, 2012.

10.2	Amendment to Aerosonic Corporation 2012 Summary Compensation Table, as presented within the Company’s Definitive Proxy Statement on Schedule 14A, filed on May 30, 2012, incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 21, 2012.

31.1	Section 302 Certification.

31.2	Section 302 Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2012

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: September 10, 2012

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer

