Form 10-Q
period 2012-10-26
AEROSONIC CORP /DE/
filed 2012-12-10
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2012

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

As of December 10, 2012, the issuer had 3,851,485 shares of common stock outstanding, net of treasury shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 26,	January 31,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$157,000
Accounts receivable, net	3,932,000	5,190,000
Inventories, net	8,420,000	6,793,000
Prepaid expenses and other current assets, net	706,000	1,802,000
Deferred income taxes	1,154,000	1,549,000
Total current assets	14,212,000	15,491,000
Property, plant and equipment, net	4,354,000	4,206,000
Property held for sale	2,062,000	2,062,000
Deferred income taxes	770,000	770,000
Intangible assets, net	-	94,000
Goodwill	366,000	366,000
Other assets, net	18,000	46,000
Total assets	$21,782,000	$23,035,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$1,040,000	$3,112,000
Current maturities of long-term debt	4,066,000	753,000
Accounts payable, trade	1,556,000	2,312,000
Compensation and benefits	973,000	618,000
Accrued sales commissions	7,000	14,000
Deferred revenue	1,712,000	-
Accrued expenses and other liabilities	1,766,000	2,498,000
Total current liabilities	11,120,000	9,307,000
Long-term debt	398,000	4,278,000
Deferred income taxes	35,000	35,000
Total liabilities	11,553,000	13,620,000
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,277,488 shares and 4,201,090 shares at October 26, 2012 and January 31, 2012, respectively; outstanding 3,846,721 and 3,770,323 shares at October 26, 2012 and January 31, 2012, respectively.	1,711,000	1,680,000
Additional paid-in capital	6,465,000	6,412,000
Retained earnings	5,216,000	4,486,000
Less treasury stock: 430,767 shares at both October 26, 2012 and January 31, 2012, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	10,229,000	9,415,000
Total liabilities and stockholders' equity	$21,782,000	$23,035,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011

Sales, net	$7,267,000	$7,320,000	$22,100,000	$20,450,000
Cost of sales	4,132,000	5,309,000	13,859,000	15,316,000
Gross profit	3,135,000	2,011,000	8,241,000	5,134,000
Selling, general and administrative expenses	2,370,000	1,675,000	6,916,000	5,401,000
Operating income (loss)	765,000	336,000	1,325,000	(267,000)
Other expenses:
Interest expense, net	(61,000)	(84,000)	(200,000)	(288,000)
Other (expenses) income	(6,000)	46,000	-	5,000
Loss on extinguishment of debt	-	-	-	(25,000)
	(67,000)	(38,000)	(200,000)	(308,000)
Income (loss) before income taxes	698,000	298,000	1,125,000	(575,000)
Income tax (provision) benefit	(244,000)	(152,000)	(395,000)	237,000
Net income (loss)	$454,000	$146,000	$730,000	$(338,000)

Basic earnings (loss) per share	$0.12	$0.04	$0.19	$(0.09)
Diluted earnings (loss) per share	$0.11	$0.04	$0.18	$(0.09)

Weighted average shares outstanding basic	3,843,893	3,762,169	3,814,345	3,757,459
Weighted average shares outstanding diluted	4,159,094	4,040,607	4,122,725	3,757,459

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	October 26, 2012	October 28, 2011
Cash flows from operating activities:
Net income (loss)	$730,000	$(338,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	341,000	278,000
Amortization	122,000	148,000
Accretion on long-term debt	-	26,000
Loss on extinguishment of debt	-	25,000
Recovery of previously written off bad debts	-	(2,000)
Provision for bad debts	209,000	126,000
Provision for obsolete and slow-moving inventory	133,000	198,000
Provision for warranty	85,000	108,000
Provision for contract losses	86,000	256,000
Stock-based compensation	84,000	146,000
Provision (benefit) for deferred income taxes	395,000	(237,000)
Changes in assets and liabilities:
Accounts receivable	1,049,000	306,000
Inventories	(1,760,000)	(158,000)
Prepaid expenses and other current assets	1,096,000	(284,000)
Accounts payable, trade	(756,000)	(164,000)
Compensation and benefits	355,000	(72,000)
Deferred revenue	1,712,000	-
Accrued expenses and other liabilities	(910,000)	237,000
Net cash provided by operating activities	2,971,000	599,000

Cash flows from investing activities:
Capital expenditures	(489,000)	(770,000)
Net cash used in investing activities	(489,000)	(770,000)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(2,072,000)	1,081,000
Principal payments on notes payable	-	(600,000)
Principal payments on long-term debt	(567,000)	(472,000)
Net cash (used in) provided by financing activities	(2,639,000)	9,000

Change in cash and cash equivalents	(157,000)	(162,000)
Cash and cash equivalents, beginning of period	157,000	162,000
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Net cash paid during the period for:
Interest	$214,000	$263,000

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

Liquidity, Covenant Compliance and Management’s Plans

Although earnings during the three and nine months ended October 26, 2012 increased when compared to the three and nine months ended October 28, 2011, the Company’s liquidity may continue to be challenged until sustained and consistent earnings and cash flow from operations can be achieved through improved operating performance. Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending and (iii) meet the Company’s debt obligations in fiscal year 2013 and beyond.

The Company’s principal sources of capital have been cash flow from operations and borrowings under its credit facilities (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Harris Bank”). As more fully described in Note 8, the Company is required to comply with a number of financial and other covenants under the Credit Facility. Although for the periods measured as of April 29, 2011, January 31, 2012, April 27, 2012, July 27, 2012 and October 26, 2012, the Company was in compliance with all covenants within the Credit Facility, the Company did not comply with certain financial covenants for the periods ended January 31, 2011, July 29, 2011 and October 28, 2011. BMO Harris Bank waived non-compliance for these periods and agreed to modify certain financial covenants and other terms of the Credit Facility. However, absent a waiver or modification to the Credit Facility, the Company’s failure to comply with these covenants in future periods would constitute a default under the Credit Facility, which would entitle BMO Harris Bank to terminate the Company’s ability to borrow under the Credit Facility and accelerate the Company’s obligations to repay outstanding borrowings. There can be no assurance that BMO Harris Bank would agree to any future waivers or modifications.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the third quarter mean the third quarter ended on the 39th Friday of the fiscal year. For example, references to the third quarter of fiscal year 2013 mean the quarter ended October 26, 2012.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of October 26, 2012, the consolidated statements of operations for the three and nine months ended October 26, 2012 and October 28, 2011, and the consolidated statements of cash flows for the nine months ended October 26, 2012 and October 28, 2011 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2012 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2013. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 30, 2012.

Reclassifications

Certain amounts in the balance sheet dated January 31, 2012 have been reclassified to conform to the nine months ended October 26, 2012 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

Periodically the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method. Certain contracts in process during the third quarter of fiscal year 2013, presented as contracts B and C are being accounted for under the Milestone method (contract A was completed during the second quarter). The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission or acceptance of technical drawings or documents, delivery of hardware, software, spares, test equipment, or completion of formal or informal testing or regulatory agency certifications. During the third quarter of fiscal year 2013, revenue recognized through the achievement of milestone 2 and a pro-rata portion of milestone 1 of contract C amounted to $250,000. Milestone considerations for contracts in process during the third quarter or at October 26, 2012 include:

Contract B	Milestone consideration
Milestone 1 (Substantive)	$319,000
Milestone 2 (Substantive)	333,000
Milestone 3 (Substantive)	196,000
Milestone 4 (Substantive)	40,000
$888,000

Contract C	Milestone consideration
Milestone 1 (Non Substantive)	$187,500
Milestone 2 (Substantive)	187,500
Milestone 3 (Substantive)	318,750
Milestone 4 (Substantive)	56,250
$750,000

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the nine months ended October 26, 2012 and October 28, 2011 was as follows:

	Nine Months Ended
	October 26, 2012	October 28, 2011
Beginning balance	$358,000	$608,000
Amounts written off	(107,000)	(52,000)
Recoveries of amounts provided for	-	(2,000)
Amounts provided for	209,000	126,000
Ending balance	$460,000	$680,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at October 26, 2012 and January 31, 2012 consisted of the following:

	October 26, 2012	January 31, 2012
Raw materials	$7,532,000	$6,626,000
Work in process	2,956,000	2,005,000
Finished goods	284,000	381,000
Reserve for obsolete and slow moving inventory	(2,352,000)	(2,219,000)
Inventories, net	$8,420,000	$6,793,000

The reserve for obsolete and slow moving inventory activity for the nine months ended October 26, 2012 and October 28, 2011 was as follows:

	Nine Months Ended
	October 26, 2012	October 28, 2011
Beginning balance	$2,219,000	$2,424,000
Inventory writen off	-	(316,000)
Amounts charged to operations	133,000	198,000
Ending balance	$2,352,000	$2,306,000

4.	Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets was $250,000 and $1,332,000 of deferred charges related to several current engineering contracts as of October 26, 2012 and January 31, 2012, respectively. The Company has been retained for the development of customer specific engineering projects. All of the contracts are short-term in nature and not expected to extend beyond twelve months. As of October 26, 2012, the deferred charges consist of $164,000 of internal engineering labor, including overhead, and $86,000 of external engineering contract labor. As of January 31, 2012, the deferred charges consist of $1,332,000 of internal engineering labor, including overhead, and $0 of external engineering contract labor. Related to the deferred charges are accrued contract losses of $37,000 and $1,086,000 as of October 26, 2012 and January 31, 2012, respectively, which are included in accrued expenses and other liabilities. In addition, included in accrued expenses and other liabilities are accrued contract charges, which are not associated with contract losses, of $205,000 and $0 as of October 26, 2012 and January 31, 2012, respectively.

5.	Intangible Assets

Amortization expense related to intangible assets for the three and nine months ended October 26, 2012 was $13,000 and $94,000, respectively. Amortization expense related to capitalized debt issue costs for the three and nine months ended October 26, 2012 was $8,000 and $27,000, respectively. Debt issue costs, in the amount of $109,000 related to the BMO Harris Bank debt was capitalized and is being amortized over the three-year term of the debt.

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

The warrants and common shares issued under the unsecured loan agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For both the three and nine months ended October 26, 2012, the Company recognized accretion of $0. For the three and nine months ended October 28, 2011, the Company recognized accretion of $0 and $26,000, respectively, presented as additional interest expense. In addition, as a result of the early repayments to the Investors during the three months ended April 29, 2011, the Company recognized accelerated interest accretion expense in the amount of $25,000, which is presented as loss on extinguishment of debt for the nine months ended October 28, 2011.

7.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of October 26, 2012 and January 31, 2012 consisted of the following:

	October 26, 2012	January 31, 2012
Environmental liability	$768,000	$788,000
Contract loss provision	37,000	1,086,000
Warranty liability	194,000	226,000
Other	767,000	398,000
Accrued expenses and other liabilities	$1,766,000	$2,498,000

8.	Long-Term Debt and Revolving Credit Facility

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

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility are as follows:

•	The Amended and Restated Revolving Credit Line Note provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Amended and Restated Revolving Credit Line Note is one-month LIBOR (which was 0.2143% at October 26, 2012) plus 300 basis points. Available borrowings on the Amended and Restated Revolving Credit Line Note at October 26, 2012 were $2,960,000. Prior to maturity on June 27, 2013, the Company intends to refinance the Amended and Restated Revolving Credit Line Note.
•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs. Prior to maturity on May 1, 2013, the Company intends to refinance the Real Estate Mortgage Note.
•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note. Prior to maturity on May 1, 2013, the Company intends to refinance the Equipment Term Note.
•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business. The Equipment Credit Line Note matures on May 1, 2014.

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis, Total Stockholders’ Equity, defined as the value of total assets less total liabilities, equal to at least $7,419,000, which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; (ii) on a consolidated basis, a ratio of Funded Debt, defined as all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term debt, less the non-current portion of Subordinated Liabilities, defined as liabilities subordinated to the Company’s obligations to the lender in a manner acceptable to the lender in its sole discretion, to EBITDA not exceeding 3.0:1.0; and (iii) on a consolidated basis, a Fixed Charge Coverage Ratio, defined as the ratio of (a) the sum of EBITDA plus lease expense and rent expense, minus income tax, minus dividends, withdrawals, and other distributions, to (b) the sum of cash interest expense, lease expense, rent expense, scheduled principal amortization actually paid to the lender during the measuring period (excluding any principal payments under the Amended and Restated Revolving Credit Line Note and the Investors’ Notes Payable), and scheduled payments on capitalized lease obligations during the measuring period, of at least 1.20:1.0. These covenant amounts are calculated at the end of each quarterly reporting period for which the lender requires financial statements.

For the periods measured as of January 31, 2012, April 27, 2012, July 27, 2012 and October 26, 2012, the Company was in compliance with all covenants within the Credit Facility.

Long-term debt at October 26, 2012 and January 31, 2012 consisted of the following:

	October 26, 2012	January 31, 2012
Real Estate Mortgage Note	$2,936,000	$3,111,000
Equipment Term Note	982,000	1,267,000
Equipment Credit Line Note	546,000	653,000
	4,464,000	5,031,000
Less: current maturities	(4,066,000)	(753,000)
Long-term debt, less current maturities	$398,000	$4,278,000

Interest expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the three and nine months ended October 26, 2012 was $61,000 and $200,000, respectively. Interest and accretion expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the three and nine months ended October 28, 2011 was $84,000 and $288,000, respectively.

9.	Stockholders’ Equity

Earnings (Loss) Per Share

Basic earnings (loss) per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares resulting from certain stock options were not included in the computation of diluted earnings per share for the three and nine months ended October 26, 2012 and the three months ended October 28, 2011 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common shares resulting from stock options were not included in the computation of diluted loss per share for the nine months ended October 28, 2011, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three and nine months ended October 26, 2012 and the three months ended October 28, 2011, were accounted for using the treasury stock method. Stock options and warrants outstanding as of October 26, 2012 amounted to 650,100 shares.

10.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of October 26, 2012, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents. As a result of the initial and subsequent surveys, contamination treatment and future monitoring, oversight and other related activities were determined to be necessary at an estimated total cost of $768,000 as of October 26, 2012, as determined by an environmental compliance specialist, and which is included in the environmental liability. Thus, in accordance with U.S. GAAP, the Company capitalized these contamination treatment costs in its financial statements as an increase to property held for sale, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility. Although management believes the sale of the Earlysville, Virginia facility is probable within one year; the Company has presented the property held for sale as a non-current asset. The Company anticipates that the terms of a sale will likely contain cash escrow provisions relating to the contamination treatment costs, thereby precluding the full conversion of the asset to cash within one year.

The Company has had discussions with the former owner of the property concerning responsibility for contamination treatment. The former owner of the property and the Company solicited proposals in 2009 from environmental consulting firms and received a proposal from which management estimates the cost of contamination treatment to be approximately $615,000. Depending on the findings of additional studies, the scope and cost of the contamination treatment may change. Current estimates of future monitoring, oversight and other related costs are estimated between approximately $153,000 and $210,000.  The Company is party to an Administrative Order on Consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property. Additionally, the former owner of the property signed an Administrative Order on Consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study.  The Company will reassess the accrued liability and record any appropriate adjustments in its financial statements following completion of the characterization process as required by these orders. Costs incurred during the three and nine months ended October 26, 2012 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $9,000 and $20,000, respectively. Costs incurred during the three and nine months ended October 28, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $0 and $8,000, respectively.

U.S. Government Defense Budget/ Sequestration

In August 2011, the Budget Control Act (the Act) reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In addition, barring Congressional action, further budget cuts (or Sequestration) as outlined in the Act will be implemented starting in January 2013 which would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. In June 2012, the Office of Management and Budget (OMB) announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. In September 2012, OMB provided a report to Congress stating that it was unable to determine the amount of Sequestration at the program, project, and activity level until consistent, government-wide definitions are established. OMB did, however, estimate that Sequestration would reduce non-exempt discretionary accounts in defense by about 9.4% and non-defense budgets by 8.2%. The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through Sequestration, could have a material impact on the operating results of the Company.

In September 2012, Congress passed, and the President signed, legislation making continuing appropriations from October 1, 2012 through March 27, 2013. This will enable programs to continue at the same operations rate as in 2012.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2012. Total rent expense under the facility lease in Charlottesville, Virginia for the three and nine months ended October 26, 2012 was $42,000 and $126,000, respectively. Total rent expense under the facility lease in Charlottesville, Virginia for the three and nine months ended October 28, 2011 was $42,000 and $126,000, respectively. A majority of those costs are included in cost of sales while the balance is included in selling, general and administrative expenses. The lease term of the facility in Charlottesville, Virginia expires in December 2012.

On August 2, 2012, the Company entered into a stand-by letter of credit agreement with BMO Harris Bank in the amount of $187,500 related to our commitment for the repayment of a cash advance from a certain customer upon our failure to timely perform. This agreement had no effect on reducing the amount of credit available on the Amended and Restated Revolving Credit Line Note as of October 26, 2012. The agreement expires on October 31, 2013.

Contract Loss Provisions

During the second quarter of fiscal year 2013, with the exception of one milestone valued at $23,000, the Company completed a longstanding customer-funded development contract related to a product for a UAV application. As a result, at October 26, 2012, the contract loss provision for this contract is $0.

The Company has recorded a $37,000 contract loss provision during the three months ended October 26, 2012, relative to a separate customer-funded development contract for the engineering of a modified angle of attack indicator.

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of October 26, 2012, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first nine months of fiscal year 2013, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS® multi-function standby display is being promoted in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

A significant amount of our business relates to the sale of our products, services and support to United States (“U.S.”) and foreign military programs. As a consequence, our sales can fluctuate materially, either favorably or unfavorably, depending upon the level of government spending on those military programs which are a major focus of our manufacturing efforts. While we have been successful in obtaining contracts to supply military needs in recent years, sudden reductions in government spending or delays in the government contract award process could have a material unfavorable effect on our current and future military sales and related cash flow. While we cannot predict the outcome of the U.S. government contract award or budget process, we expect that the majority of the military programs that we supply will be sustained at current or near current levels. Additionally, U.S. government procurement offices often require long periods of time to issue requests for proposals and to negotiate contracts. Such lengthy contract cycle times may delay the award of certain anticipated contracts of significant value to the Company. Delays of significant contract awards may have an adverse effect on the financial results of the Company.

In August 2011, the Budget Control Act (the Act) reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In addition, barring Congressional action, further budget cuts (or Sequestration) as outlined in the Act will be implemented starting in January 2013 which would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. In June 2012, the Office of Management and Budget (OMB) announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. In September 2012, OMB provided a report to Congress stating that it was unable to determine the amount of Sequestration at the program, project, and activity level until consistent, government-wide definitions are established. OMB did, however, estimate that Sequestration would reduce non-exempt discretionary accounts in defense by about 9.4% and non-defense budgets by 8.2%. The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through Sequestration, could have a material impact on our operating results.

In September 2012, Congress passed, and the President signed, legislation making continuing appropriations from October 1, 2012 through March 27, 2013. This will enable programs to continue at the same operations rate as in 2012.

Similarly, changes in the commercial sector of the aerospace industry can have a favorable or unfavorable impact on our future business. While we have historically invested heavily in product development for both funded and unfunded programs, OEM requirements may change such that additional product development efforts will be necessary to maintain or increase our revenue in the aerospace industry. With respect to ongoing contracts, several of our commercial customers continue to operate with reduced operations and manufacturing. While this may be offset by additional increases in aftermarket support, it is likely that our business will continue to be negatively affected until the economy recovers and our customers resume prior levels of production and growth. The recession in the general aviation and business jet markets has continued longer than previously expected and significant improvement is not forecasted for at least another year.

Recognizing the risks and challenges of the current environment in both our military and commercial markets, we continue to closely monitor our operations and cost structure for opportunities to enhance our financial performance in the face of a difficult economic environment. We will continue to pursue actions we deem appropriate to counter the near-term challenges in our markets while preserving our ability to be responsive to our customers as the economy improves.

RESULTS OF OPERATIONS

Our senior management regularly reviews the performance of our operations including reviews of key performance metrics and the status of operating initiatives. We review information on the financial performance of the operations, new business opportunities, customer relationships and initiatives, independent research and development (IR&D) activities, human resources, manufacturing effectiveness, cost reduction activities, as well as other subjects. We compare performance against budget, against prior comparable periods and against our most recent internal forecasts. We do not expect the impact of inflation and changing prices on net sales and income from continuing operations to be material.

While we believe the prospects for our financial performance to be very good over the long term, we continue to work our way through short-term challenges which may cause our financial results to vary on a quarterly basis. Our backlog of firm orders, not including options, as of October 26, 2012 is $25.7 million. This represents a 1% increase of $0.2 million versus the backlog as of January 31, 2012 and a 1% increase of $0.2 million versus the backlog as of October 28, 2011.

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

We believe that our recent and planned future investments in support of our customers will produce strong returns as our markets continue their recovery. Because of our improved operating metrics, as well as direct customer feedback with respect to quality and delivery performance, we are far better positioned to win new business. We believe that our improved systems, focused value-stream teams, and growing capabilities will enable us to far more reliably fulfill commitments to our customers, suppliers, and stockholders.

Three months ended October 26, 2012 and October 28, 2011:

Net sales for the third quarter of fiscal year 2013 decreased $53,000, or 0.7%, to $7,267,000 when compared to $7,320,000 for the third quarter of fiscal year 2012. During the third quarter of fiscal year 2013, the net sales decreased from the prior year on decreased sales of mechanical products and development services, partially offset by sales of sensors, spares, and repairs. Our net sales continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the third quarter of fiscal year 2013 decreased $1,177,000, or 22.2%, to $4,132,000 when compared to $5,309,000 for the third quarter of fiscal year 2012. Gross profit as a percentage of sales for the third quarter of fiscal year 2013 was 43.1% versus 27.5% for the third quarter of fiscal year 2012. Contributing to the three-month comparative increase in gross profit as a percent of sales was (a) an increase in repairs and spares as a percentage of the overall sales dollar volume in the period, (b) favorable pricing on certain customer orders, particularly in spares and repairs, (c) continued positive impacts of quality improvements and investments in lean activities over the past two years, and (d) the unfavorable impact in the prior year of costs associated with the transition of the Virginia repair station to our Florida facility.

Selling, general and administrative expenses for the third quarter of fiscal year 2013 were $2,370,000, an increase of $695,000 from the third quarter of fiscal year 2012 of $1,675,000. The increase was driven primarily by independent research and development costs relating to the OASIS® product.

We reported operating income during the third quarter of fiscal year 2013 of $765,000, or 10.5% of net sales, compared to operating income of $336,000, or 4.6% of net sales, in the prior year’s third quarter. This increased operating income is primarily attributable to the improved gross margin percentage as described above, partially offset by the higher selling, general and administrative costs.

Interest expense, net, decreased $23,000 for the third quarter of fiscal year 2013 when compared to the third quarter of fiscal year 2012 primarily due to lower interest expense on reduced debt levels.

Income before income taxes was $698,000 in the third quarter of fiscal year 2013 versus income before income taxes of $298,000 in the third quarter of fiscal year 2012. For the quarter ended October 26, 2012, net income was $454,000 or $0.12 basic and $0.11 diluted earnings per share, versus net income of $146,000, or $0.04 basic and diluted earnings per share for the quarter ended October 28, 2011.

Nine months ended October 26, 2012 and October 28, 2011:

Net sales for the nine months ended October 26, 2012 increased $1,650,000, or 8.1%, to $22,100,000 when compared to $20,450,000 for the nine months ended October 28, 2011. During the first nine months of fiscal year 2013, the net sales increased from the first nine months of the prior fiscal year in most product groups, including sensors, spares, repairs, and development services. Net sales of mechanical products were comparable between fiscal periods. Our net sales continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the first nine months of fiscal year 2013 decreased ($1,457,000), or 9.5%, to $13,859,000 when compared to $15,316,000 for the first nine months of fiscal year 2012. Gross profit as a percentage of sales for the first nine months of fiscal year 2013 was 37.3% versus 25.1% for the first nine months of fiscal year 2012. The nine-month comparative increase in gross profit as a percent of sales was primarily due to (a) increased variable margin due to the higher sales volume, (b) an increase in repairs and spares as a percentage of the overall sales dollar volume in the period, (c) favorable pricing on certain customer orders, particularly in spares and repairs, (d) the positive impact of quality improvements and investments in lean activities over the past two years, and (e) the unfavorable impact in the prior year of costs associated with the transition of the Virginia repair station to our Florida facility.

Selling, general and administrative expenses for the first nine months of fiscal year 2013 were $6,916,000, an increase of $1,515,000 from the first nine months of fiscal year 2012 of $5,401,000. The increase was driven primarily by independent research and development costs relating to the OASIS® product. In addition, we incurred increased bad debt provisions as the result of the filing of a bankruptcy petition by one of our business jet customers and increased compensation costs and outside services costs, which were partially offset by lower commission expense relating to international orders, reduced travel, and reduced advertising costs.

We reported operating income during the first nine months of fiscal year 2013 of $1,325,000, or 6.0% of net sales, compared to an operating loss of ($267,000), or 1.3% of net sales, in the prior year’s first nine month period. This improvement in operating income is primarily attributable to increased net sales and improved gross margin percentage as described above, partially offset by higher selling, general and administrative costs.

Interest expense, net, decreased $88,000 for the first nine months of fiscal year 2013 when compared to the first nine months of fiscal year 2012 primarily due to lower interest expense on reduced debt levels.

Income before income taxes was $1,125,000 in the first nine months of fiscal year 2013 versus a loss before income taxes of ($575,000) in the first nine months of fiscal year 2012. For the nine months ended October 26, 2012, net income was $730,000 or $0.19 basic and $0.18 diluted earnings per share, versus a net loss of ($338,000), or ($0.09) basic and diluted loss per share for the nine months ended October 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of capital have been cash flow from operations and borrowings under the Credit Facility described below. As of October 26, 2012, we had $0 in cash and cash equivalents, compared to $157,000 as of January 31, 2012. In addition, as of October 26, 2012, we had $2,960,000 available under our Credit Facility, compared to $888,000 available as of January 31, 2012.

Our cash provided by operating activities was $2,971,000 for the nine months ended October 26, 2012, an increase in cash provided of $2,372,000 compared to cash provided of $599,000 for the nine months ended October 28, 2011. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•	$1,712,000 in cash advances from two customers, accounted for on the balance sheet as a liability within deferred revenue, for the near-term delivery of certain air data collection products,

•	$1,380,000 from a reduction in prepaid expenses and other current assets during the nine months ended October 26, 2012 of $1,096,000, primarily attributable to the release of deferred customer-funded development contract charges, compared to an increase in prepaid expenses and other current assets of ($284,000) during the nine months ended October 28, 2011,

•	$1,068,000 from a net income of $730,000 during the nine months ended October 26, 2012 compared to a net loss of ($338,000) during the nine months ended October 28, 2011,

•	$743,000 from decreased accounts receivables of $1,049,000, net of a $209,000 provision for bad debts, at October 26, 2012 compared to decreased accounts receivables of $306,000, net of a $126,000 provision for bad debts, at October 28, 2011,

•	$632,000 from a noncash provision for income taxes of $395,000 at October 26, 2012 compared to a noncash benefit for income taxes of ($237,000) at October 28, 2011 and

•	$427,000 from an increased compensation and benefits accrual of $355,000 as of October 26, 2012 compared to a change in compensation and benefits accrual of ($72,000) at October 28, 2011;

Partially offset by increases in cash used in operating activities of:

•	$1,602,000 from increased inventory of ($1,760,000) at October 26, 2012 compared to increased inventory at October 28, 2011 of ($158,000),

•	$1,147,000 from decreased accrued expenses and other liabilities of ($910,000) at October 26, 2012, primarily attributable to the release of contract loss provisions related to a customer-funded development contract compared to increased accrued expenses and other liabilities of $237,000 at October 28, 2011,

•	$592,000 from decreased accounts payable at October 26, 2012 of ($756,000) compared to decreased accounts payable at October 28, 2011 of ($164,000) and

•	$170,000 from a decreased contract loss provision of $86,000 for the nine months ended October 26, 2012 compared to a contract loss provision of $256,000 for the nine months ended October 28, 2011.

Our cash used in investing activities decreased $281,000 for the nine months ended October 26, 2012 compared to the nine months ended October 28, 2011 due solely to capital improvements and equipment additions of $489,000 during the nine months ended October 26, 2012 compared to capital improvements and equipment additions of $770,000 during the nine months ended October 28, 2011.

Our cash used in financing activities for the nine months ended October 26, 2012 was ($2,639,000) compared to cash provided by financing activities for the nine months ended October 28, 2011 of $9,000. The change was attributable to $3,153,000 of additional payments against the Amended and Restated Revolving Credit Line Note and $95,000 of increased long-term debt repayment. These amounts are partially offset by the repayment of the Notes Payable during the first quarter ended April 29, 2011 in the amount of $600,000.

Our days sales in accounts receivable decreased to 49 days at October 26, 2012, down from 64 days at January 31, 2012, due in large part to receipt of delayed customer payments. Through cash management and purchasing practices, our outstanding account payable balances with operational and production suppliers continued to decline as days purchases in accounts payable decreased to 29 days at October 26, 2012, down from 41 days at January 31, 2012. However, due to our past payment history, we continue to be challenged to maintain favorable payment terms with certain suppliers.

Our liquidity will depend on our ability to achieve budgeted operating results and to renew our Bank Notes and Amended and Restated Revolving Credit Line Note when they mature on May 1, 2013 and June 27, 2013, respectively.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2013 and beyond.  Although our nine months ended October 26, 2012 cash flow from operations improved over the prior year, we continue to carefully monitor our liquidity in anticipation of possible earnings volatility, and in light of continued demand for capital additions and investment in new product development programs during fiscal year 2013 when compared to fiscal year 2012.  Our failure to improve our operating results could have a material adverse effect on our liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that our proposed plans and actions will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate additional plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

Working Capital and Capital Expenditures

Our working capital at October 26, 2012 was $3,092,000 compared to $6,184,000 at January 31, 2012. This decrease in working capital of $3,092,000 as of October 26, 2012 relates, in part, to (a) a second quarter reclassification of $3,465,000 of long-term debt from non-current liabilities to current liabilities as the Bank Notes mature on May 1, 2013, less third quarter principal payments of $152,000, (b) an increase in deferred revenue of $1,712,000 of cash advances from two customers, accounted for on the balance sheet as a liability within deferred revenue, for the near-term delivery of certain air data collection products, (c) a reduction in accounts receivable of $1,258,000 and (d) a decrease in prepaid expenses and other current assets of $1,096,000 due primarily to the release of deferred charges related to a customer-funded development contract. These decreases to working capital are offset, in part, by (a) the pay down of the Amended and Restated Revolving Credit Line Note of $2,072,000, using primarily cash flow from operations and customer cash advances, (b) an increase in inventory of $1,627,000, due primarily to altimeter demand in raw materials inventory and (c) the pay down of accounts payable of $756,000.

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

Our capital expenditures for the first nine months ended October 26, 2012 were $489,000, compared to $770,000 for the first nine months ended October 28, 2011. Capital expenditures for the first nine months ended October 26, 2012 consisted of $250,000 for operating and test equipment, $87,000 for purchased software and $152,000 for self-constructed assets. Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We continue to replace certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2013 and 2012. Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

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

The Credit Facility is secured by substantially all of our assets. Details of the Credit Facility are as follows:

•	The Amended and Restated Revolving Credit Line Note provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Amended and Restated Revolving Credit Line Note is one-month LIBOR (which was 0.2143% at October 26, 2012) plus 300 basis points. Available borrowings on the Amended and Restated Revolving Credit Line Note at October 26, 2012 were $2,960,000. Prior to maturity on June 27, 2013, we intend to refinance the Amended and Restated Revolving Credit Line Note.
•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs. Prior to maturity on May 1, 2013, we intend to refinance the Real Estate Mortgage Note.

•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. We must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note. Prior to maturity on May 1, 2013, we intend to refinance the Equipment Term Note.
•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in our business. The Equipment Credit Line Note matures on May 1, 2014.

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) minimum Total Stockholders’ Equity; (ii) a ratio of Funded Debt to EBITDA; and (iii) a Fixed Charge Coverage Ratio. See Note 8 of “Notes to Consolidated Financial Statements (Unaudited).”

For the periods measured as of January 31, 2012, April 27, 2012, July 27, 2012 and October 26, 2012, we were in compliance with all covenants within the Credit Facility.

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

Periodically, the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method. Certain contracts in process during the third quarter of fiscal year 2013, presented as contracts B and C are being accounted for under the Milestone method (contract A was completed during the second quarter). The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission or acceptance of technical drawings or documents, delivery of hardware, software, spares, test equipment, or completion of formal or informal testing or regulatory agency certifications. During the third quarter of fiscal year 2013, revenue recognized through the achievement of milestone 2 and a pro-rata portion of milestone 1 of contract C amounted to $250,000.

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

Manufacturing Overhead Cost Application

We establish our inventoriable cost of manufacturing overhead by calculating our overhead costs as a percentage of direct labor and applying that percentage to direct labor that has been charged to inventory on a twelve month rolling average basis. This application percentage is reviewed and adjusted no less than annually.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. As a result of the initial and subsequent surveys, the remaining contamination treatment costs are estimated at $768,000 as of October 26, 2012. We have capitalized these contamination treatment costs as an increase to property held for sale, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Although we believe the sale of the Earlysville, Virginia facility is probable within one year; we have presented the property held for sale as a non-current asset. We anticipate that the terms of a sale will likely contain cash escrow provisions relating to the contamination treatment costs, thereby precluding the full conversion of the asset to cash within one year. Costs incurred during the three and nine months ended October 26, 2012 totaled $9,000 and $20,000, respectively. Costs incurred during the three and nine months ended October 28, 2011 to pay an environmental consulting firm to characterize contamination that may be present in the ground between the Company’s property and nearby homes amounted to $0 and $8,000, respectively. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2013.

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

Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of October 26, 2012 and October 28, 2011, we do not believe that any assets are impaired.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three and nine months ended October 26, 2012, the Company recorded stock-based compensation of $4,000 and $35,000, respectively. During the three and nine months ended October 28, 2011, the Company recorded stock-based compensation of $26,000 and $99,000, respectively.

In addition, stock issued in payment for services provided by members of the Board of Directors is expensed in the period the services are provided. During the three and nine months ended October 26, 2012 and October 28, 2011, the Company recorded director-fees expense, through the issuance of stock, of $15,000 and $45,000, respectively.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that all material information required to be included in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 26, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings from time to time in the ordinary course of business, none of which are currently material.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 1A.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification.

31.2	Section 302 Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2012

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: December 10, 2012

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer

