Form 10-K
period 2013-01-31
AEROSONIC CORP /DE/
filed 2013-05-01
CIK 109471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2013
Commission File Number 1-11750

AEROSONIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1668471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 North Hercules Avenue
Clearwater, Florida 33765
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (727) 461-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.40 par value	NYSE MKT

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 27, 2012, the last business day of the registrant’s most recently completed second quarter was approximately $13,633,000, based upon the closing price of the common stock on the NYSE MKT on that date.

As of May 1, 2013, the issuer had 4,020,334 shares of Common Stock outstanding, net of treasury shares.

Documents Incorporated by Reference:

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held July 18, 2013 into Part III of this Form 10-K. The definitive proxy statement or an amendment to this Annual Report on Form 10-K is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

We have a January 31 fiscal year end. Accordingly, all references in this Annual Report on Form 10-K to a fiscal year mean the fiscal year ended on January 31 of the referenced year; for example, references to fiscal year 2013 mean the fiscal year ended January 31, 2013.

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

During fiscal year 2012, we completed the relocation of substantially all of our Avionics’ manufacturing and repair/overhaul capabilities from Virginia into our Clearwater, Florida facility. Additionally, during fiscal year 2013, we continued our efforts to sell the Earlysville facility.

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

Merger Agreement

On April 19, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TransDigm Group Incorporated (“TransDigm”), and Buccaneer Acquisition Sub Inc. (“Purchaser”), an indirect wholly-owned subsidiary of TransDigm. Pursuant to the Merger Agreement, and on the terms and subject to the conditions described in the Merger Agreement, TransDigm agreed to conduct a cash tender offer (the “Offer”) to purchase all of our issued and outstanding shares of common stock (the “Shares”), at a price of $7.75 per share in cash, without interest (less any applicable withholding taxes). Following the successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of TransDigm.

The obligation of TransDigm and Purchaser to consummate the Offer is subject to customary conditions, including but not limited to: (a) at least a majority of the outstanding Shares (determined on a fully-diluted basis) having been validly tendered and not withdrawn prior to the expiration of the Offer; and (b) there having occurred no Change in Recommendation (as defined in the Merger Agreement) by our Board of Directors. The Merger Agreement permits us to solicit alternative acquisition proposals from third parties for 40 days, until May 29, 2013. There is no assurance that this process will result in an alternative transaction.

This Form 10-K is not an offer to purchase or a solicitation of an offer to sell our securities. The planned tender offer by TransDigm for all of our outstanding shares of common stock has not been commenced.  On commencement of the tender offer, TransDigm will mail to our stockholders an offer to purchase and related materials and we will mail to our stockholders a solicitation/recommendation statement with respect to the tender offer.  Purchaser will file its offer to purchase with the Securities and Exchange Commission (the “SEC”) on Schedule TO, and we will file its solicitation/recommendation statement with the SEC on Schedule 14D-9.  Our stockholders are urged to read these materials carefully when they become available, since they will contain important information, including terms and conditions of the offer.  Our stockholders may obtain a free copy of these materials (when they become available) and other documents filed by Purchaser or us with the SEC at the website maintained by the SEC at www.sec.gov.  These materials also may be obtained (when they become available) for free by contacting the information agent for the tender offer (when one is selected).

Industry

Military original equipment manufacturers (“OEMs”), such as BAE Systems, Bell Helicopter, Korea Aerospace Industries, Lockheed Martin Corporation, Alenia Aermacchi, Sikorsky Aircraft Corporation and The Boeing Company (“Boeing”) increasingly rely on subcontractors to carry a greater share of aircraft design scope, including system requirements, hardware and software design, and physical and electrical interfaces. Supporting this increased need has enabled us to develop a greater technical capability for serving our customer base. Our increased technical capability has also positioned us to push further into the commercial aircraft market with new technologies. We continue to work with customers to identify new products and new product application opportunities and we are exploring the design and development of core technologies that will have applications across our product lines. This will allow us to better control obsolescence and reduce material costs while increasing capability.

We are an aerospace industry leader in the design and manufacturing of aircraft instrumentation, air data sensing and air data test equipment. Our instrumentation products are used for both primary flight data and standby redundant instrumentation in cockpits. Our electronic displays are used for primary and standby flight data representation. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with OEMs as a premier supplier of quality aircraft instrumentation in the military, general aviation and commercial aircraft marketplaces. Our air data sensing product line offers a broad range of air data and aircraft attitude sensing devices ranging from Angle of Attack (AoA) sensors, Stall Warning Transmitters (SWT) and Integrated Multi-Function Probes (IMFP®) to leading-edge Modular Static Flush Port (MSFP) technology. This range of products allows us to offer a fully integrated avionics package from air data to display and backup instrumentation thus reducing the number of suppliers required on the aircraft. Interest in our MSFP and derivative products has come from manufacturers of new manned and unmanned aircraft from around the world demonstrating the unique nature of this product. Variants of current production/development products have been named for integration on three of the latest technology aircraft in the US, Korea and Japan.

We are moving rapidly through the development cycle on the OASIS® backup display system. This product makes the latest technology in backup systems available to a broader range of aircraft through innovative design and affordable pricing.

Building on our expertise with mechanical instrumentation, we successfully developed and marketed digital instrumentation and displays for both primary flight data systems and standby redundant systems to complement our mechanical line of business. Continued development and enhancement of current technology has yielded an advanced anti-icing design for legacy air data systems as well as a number of technology enhancing implementations for both military and commercial aircraft including entry into the Transport aircraft category and a variety of advanced technology fighter and unmanned aerial vehicle (“UAV”) opportunities.

Our current market focus continues to be design, development and supply of electronic and mechanical primary and standby flight control systems components and instruments. These include altimeters, airspeed indicators, angle of attack indicators, stall warning systems, air data measurement/computation systems and flight display systems. All of these products are critical elements in the aircrew’s ability to reliably assess aircraft performance and to safely and efficiently operate aircraft in the international airspace environment.

As a small company, it is imperative that we have the ability to add expertise as required to respond to demanding development efforts. As such we have developed advantageous relationships with test laboratories, design and development companies, and subject matter experts allowing us to “right size” our capabilities in response to contract and research necessities.

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

Products and Distribution

Our products are sold to manufacturers of commercial and private aircraft, both domestic and foreign, and the United States (“U.S.”) and numerous foreign military services. For the years ended January 31, 2013 and 2012, approximately 41% and 35%, respectively, of our sales were to the United States commercial sector. During these same two years, 33% and 44%, respectively, of our sales were either directly or indirectly to United States military services.

Additionally, we sell our products to customers outside of the U.S.. Our aggregate percentages of international sales to overall sales were 26% and 20% for our fiscal years 2013 and 2012, respectively.

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

We produce a leading-edge line of angle of attack (“AoA”) stall warning products, including a “self-test” AoA sensor. We also produce Integrated Multi-Function Probes (“IMFP®”). This product combines existing technologies, including the angle of attack/air data sensing probe and pressure sensing electronics. We are one of a few developers of flush port air data technologies and are finalizing designs for both a Korean and European UCAV implementations using the same core technologies with prospects for further global expansion. Our air data devices also include stall warning transmitter (“SWT”) and indicating devices. This integrated approach to providing aircraft air data reduces a customer’s system complexity with respect to aircraft troubleshooting and logistics support, increases reliability, reduces supply complexity and decreases system costs.

We also produce digital cockpit instruments. These Technical Standard Order (“TSO”) certified indicators combine accuracy, robustness and long-term reliability of digital electronic equipment, with a “pilot familiar” analog pointer display.

In 2007, we purchased the stock of OP Technologies, Inc. with the intention of completing any further development on its display product line that may have been required to obtain FAA certification. We dedicated significant resources and efforts in that regard, but it was not successful for a number of reasons including the economic environment and significant competition. Accordingly, on January 21, 2013, as part of our decision to discontinue further development and certification efforts on the Op Tech Flight Display product, we entered into a Development Collaboration and Intellectual Property Agreement with LG CNS Co., Ltd. (“LG”). The Collaboration Agreement provides for the sale of certain intellectual property of ours (the “Purchased IP”) to LG. The aggregate purchase price for the Purchased IP is $2,300,000, $1,553,000 of which was already paid to us. The remainder of the purchase price is payable by LG to us in two lump sum payments in January 2016 and January 2017.

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

Customers

We primarily market our products to OEMs, particularly manufacturers of helicopters, corporate and private jets, and to contractors of military jets. Customers include, among others, the U.S. Government and a majority of the OEMs throughout the world. We also market our products to general aviation aircraft owners through our network of authorized distributors.

During fiscal year 2013, our largest customers, in terms of revenue, were the U.S. Government, Korea Aerospace Industries, Carp Industries and The Boeing Company, which represented 19%, 11%, 10% and 10% of total revenues, respectively. The loss of the U.S. Government, Korea Aerospace Industries or The Boeing Company as a customer would have a material adverse effect on our results of operations. Sales to Carp Industries are primarily sales of aftermarket parts that are sold through our distribution agreement. As such, we would expect these sales to survive any loss of the relationship with Carp Industries as that demand would transfer to one of our other distributors.

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

Under firm fixed-price contracts, we agree to perform for an agreed-upon price. Accordingly, we derive benefits from cost savings; however, we also bear the risk of cost overruns.

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

At January 31, 2013, our backlog of firm orders was approximately $30.3 million, an increase of approximately $4.8 million when compared to our backlog as of January 31, 2012. The amount of backlog that is deliverable within twelve months was approximately $16.3 million at January 31, 2013, an increase of approximately $1.5 million when compared to January 31, 2012. The foregoing backlog amounts represent firm production and development orders only and do not include current contract options. Such option orders, however, may be subject to rescheduling and/or cancellation. Backlog amounts include business generated through repair and spare parts orders.

Government Regulation

The manufacture and installation of our products in aircraft owned and operated in the U.S. is governed by U.S. Federal Aviation Administration (“FAA”) regulations. The regulations that have the most significant impact on us are the Technical Standards Order (“TSO”) and Type Certificate or Supplemental Type Certificate (“STC”) certifications. TSO outlines the minimum standards that a certain type of equipment must satisfy to be TSO certified. Many OEMs and retrofitters prefer TSO-certified aviation equipment because it acts as an aerospace industry-wide stamp of approval. We also sell our products to European and other non-U.S. OEMs, which typically require approval from the Joint Aviation Authorities (“JAA”).

We have received TSO approval on over 400 different instruments, as well as 70 STCs. Most new instruments qualify for approval based on similarity. This provides a significant advantage to us and our customers by reducing the time required obtaining TSO approval on new instruments. We also have many instruments with JAA and development contractor approval.

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

Patents and Licenses

We have patents on certain commercial and military products such as air data probes. We also have certain registered trademarks. This intellectual property portfolio, in the aggregate, is valuable to our operations; however, we do not believe the business, as a whole, is materially dependent on any single patent, trademark or copyright.

Research and Development

We expended approximately $4,948,000 and $2,719,000 in both internally and externally funded research and development (“R&D”) costs for potential new products and enhancements during the years ended January 31, 2013 and 2012, respectively.

We continued various development efforts during fiscal year 2013 for both military and commercial applications. Creating innovative digital, integrated standby devices has been a primary focus of our R&D efforts, along with additional advancements for our industry unique air data instruments.  These efforts will provide for an integrated product line from sensors and information processing through primary and backup displays for the flight crew. Further, we plan to continue our design efforts to satisfy our existing contractual obligations as well as our internal development of products for future customer applications.  This includes re-engineering of existing products and processes to improve manufacturability, increase reliability, enhance throughput, and reduce production costs.

Competition

Markets for our products are highly competitive and characterized by several aerospace industry niches in which a number of manufacturers specialize. In our market niche, we believe that we manufacture a broader variety of aircraft instruments than our competitors who, in most instances, compete with us on no more than a few types of aircraft instruments. In addition to mechanical instruments that formed the initial foundation of our business, we offer digital instruments and components that are integrated into the flight management system of aircraft. This product offering allows us to compete on many levels within the aerospace industry.

Our AoA, stall warning and IMFP® products provide flight critical functions and are typically designed to meet the requirements of a specific aircraft. Our rotating probe design provides a competitive advantage in terms of responsiveness and accuracy. There is limited competition in this product family.

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

When appropriate, less critical component parts are purchased under short and long-term supply agreements. These purchased parts are normally standard parts that can be easily obtained from a variety of suppliers. This allows us to focus our attention on more critical component parts to maintain a level of quality control required to meet the exacting tolerances demanded within the aerospace industry and by our customers. Recently, we have increased the outsourcing of standard parts.

Employees

As of both January 31, 2013 and January 31, 2012, we employed 199 full time employees. Our future success depends on the ability to attract, train and retain quality personnel. Our employees are not represented by labor unions and we consider our relations with our employees to be good.

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

We perform work under a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government. Sales under these contracts as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 33% and 44% of our total revenue for fiscal years 2013 and 2012, respectively.

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

Changes in levels of U.S. government defense spending or overall acquisition priorities could negatively impact our financial position and results of operations.

We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the U.S. Department of Defense (“U.S. DoD”). Levels of U.S. defense spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary constraints may result in further reductions to projected spending levels. In particular, U.S. government expenditures are subject to the potential for automatic reductions, generally referred to as "sequestration." Sequestration may occur during fiscal year 2014, resulting in significant additional reductions to spending by the U.S. DoD on both existing and new contracts as well as disruption of ongoing programs. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. DoD spending levels. Due to these and other factors, overall U.S. government defense spending could decline, which could result in significant reductions to revenue, cash flow, profit and backlog in our business.

In addition, as a result of the significant ongoing uncertainty with respect to both U.S. defense spending levels and the nature of the threat environment, we expect the U.S. DoD to continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. If we can no longer adjust successfully to these changing acquisition priorities and/or fail to meet affordability targets set by the U.S. DoD customer, our revenues and market share would be further impacted.

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

From time to time the FAA proposes new regulations. These new regulations generally cause an increase in costs to bring our existing and developmental products into compliance. Indirect events in other segments of the sector such as design failures (e.g., Boeing’s 787 Lithium Ion battery failures) can influence development and production while regulatory issues are resolved.

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

We rely significantly on our ability to fill orders on a timely basis and collect accounts receivable for liquidity needs

Our liquidity depends on cash generated from operations. We have been challenged during fiscal years 2013 and 2012 to efficiently process orders, ship finished goods, and collect receivables in order to maintain liquidity. Should we continue to experience operational inefficiencies in any of these areas it will have an adverse effect on our financial condition, operating results and cash flows, as well as our ability to access credit markets and to obtain reasonable trade terms from our vendors.

We continue to experience liquidity challenges

In addition to debt service on our credit facilities, we have significant cash obligations that we must meet in the near future. Should we not be able to execute our business plan to meet our cash obligations, improve our cash flows from operations, contain costs related to the development of new products and continue to obtain reasonable vendor terms, our financial condition and operating results will continue to suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The terms of our credit facilities include various covenants, and failure to meet these covenants could affect our ability to borrow

Our Credit Facility with BMO Harris Bank, N.A. (“BMO Harris Bank”) requires us to maintain compliance with financial covenants that are based on total stockholders’ equity, ratio of funded debt to EBITDA covenant, and a fixed charge coverage ratio. We complied with all financial covenants as of and for the fiscal year ended January 31, 2013, however, we were not in compliance with certain financial covenants for the periods July 29, 2011 and October 28, 2011. The lender waived non-compliance for these periods and adjusted the funded debt to EBITDA covenant for our 2012 fiscal year, but there is no assurance that the lender will waive compliance or amend this Credit Facility in future periods, if such a waiver or amendment is needed. A default under the Credit Facility would adversely affect us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our Credit Facility with BMO Harris Bank is also subject to renewal provisions, including a maturity date for our Equipment Credit Line Note of May 1, 2014. This renewal may become more challenging as a result of our future financial position and credit constraints in the U.S. banking markets as a whole. Failure to obtain permanent financing may impair our liquidity.

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

We face risks associated with international sales

During fiscal years 2013 and 2012, international sales accounted for approximately 26% and 20%, respectively, of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

We have contracts with the government of South Korea. Continued actions and perceived provocations by the government of North Korea have resulted in increased concern regarding the stability of the Korean armistice. Additionally, reports indicate that North Korea has moved to produce and test nuclear weapons or otherwise provoke the U.S. and international community. Resulting instability on the Korean peninsula, and any U.S., local or global responses to perceived provocations by the government of North Korea, could impact our contracts with South Korea. While an escalation of hostilities on the Korean peninsula might lead to increased military spending by South Korea, there is no certainty that our contracts with South Korea would benefit. Additionally, it is possible that any instability in that region could have a negative impact on our contracts.

Completion of the pending acquisition by TransDigm is uncertain

On April 22, 2013, we announced that we entered into the Merger Agreement for TransDigm to acquire us. Completion of this transaction is subject to conditions and there is no assurance that this process will lead to a completed transaction. The Merger Agreement permits us to solicit alternative acquisition proposals from third parties for 40 days, until May 29, 2013. There is no assurance that this process will result in an alternative transaction. In addition, this process may distract the attention of our Board of Directors and management from our business, cause us to incur significant expenses pursuing this transaction, or impair our relationships with customers, suppliers and employees. If we are unable to effectively manage these risks, our business, financial condition, or results of operations might be adversely affected.

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

We have risks related to the inherent limitations of internal control systems

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. Our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of January 31, 2013. However, there can be no assurance that our controls over financial processes and reporting will be effective in the future or that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The following table sets forth the locations and general characteristics of our principal properties:

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

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. During fiscal year 2013, we signed an administrative order on consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative order on consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study. As a result of the initial and subsequent surveys, our responsibility for the remaining contamination treatment costs, future monitoring, oversight and other related costs is estimated at $404,000 as of January 31, 2013. We have capitalized these costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during fiscal year 2013 totaled $22,000 and costs incurred during the fiscal year ended January 31, 2012 totaled $20,000. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2014.

On September 20, 2007, we signed a five-year operating lease at a much smaller 9,000 square foot facility in Charlottesville, Virginia to serve as our new location for support and repair/overhaul activities for existing Avionics Specialties products. During fiscal year 2012, substantially all of the support and repair/overhaul activities for existing Avionics Specialties products relocated from the leased facility in Charlottesville, Virginia to our facility in Clearwater, Florida. During fiscal year 2013, the operating lease in Charlottesville, Virginia terminated.

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

Market for Common Stock and Dividends

Our common stock is listed on the NYSE MKT under the symbol “AIM.” The range of high and low sales prices as reported by the NYSE MKT for each of the quarters of the fiscal years ended January 31, 2013 and January 31, 2012 was as follows:

	COMMON STOCK MARKET PRICE
2013	HIGH	LOW

Fourth quarter	$3.90	$2.64
Third quarter	$3.83	$3.07
Second quarter	$4.21	$3.17
First quarter	$3.40	$2.35

2012	HIGH	LOW

Fourth quarter	$3.39	$2.15
Third quarter	$3.45	$2.25
Second quarter	$3.48	$2.86
First quarter	$3.70	$2.60

As of May 1, 2013, our outstanding shares of common stock were owned by approximately 2,000 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plan at January 31, 2013 is summarized as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	330,100	$2.87	419,900
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	330,100	$2.87	419,900

Stock warrants issued to the Investors, as discussed in Note 7 of “Notes to Consolidated Financial Statements”, are not included in the above table as they were not issued from an equity compensation plan.

ITEM 6. SELECTED FINANCIAL DATA.

The following table represents selected financial data for the most recent five fiscal years ended January 31. The data set forth below does not purport to be complete. It should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes, appearing elsewhere in this document. The selected financial data as of January 31, 2011, 2010 and 2009 and for the years ended January 31, 2011, 2010 and 2009 have been derived from audited financial information not separately presented herein.

	As of and for the Years Ended January 31,
	2013	2012	2011	2010	2009

Revenues, net	$31,021,000	$29,607,000	$29,618,000	$31,136,000	$20,451,000
Cost of sales	(19,091,000)	(21,112,000)	(20,486,000)	(20,268,000)	(18,410,000)
Gross profit	11,930,000	8,495,000	9,132,000	10,868,000	2,041,000
Selling, general and administrative expenses	(10,152,000)	(7,154,000)	(7,415,000)	(6,725,000)	(7,550,000)
Gain on sale of property, plant and equipment	13,000	-	-	-	18,000
Operating income (loss)	1,791,000	1,341,000	1,717,000	4,143,000	(5,491,000)
Gain on sale of intangible assets	1,990,000	-	-	-	-
Other (expense) income	(339,000)	(513,000)	(637,000)	(54,000)	197,000
Income (loss) before income taxes	3,442,000	828,000	1,080,000	4,089,000	(5,294,000)
Income tax (expense) benefit	(920,000)	(436,000)	(455,000)	172,000	(33,000)
Net income (loss)	$2,522,000	$392,000	$625,000	$4,261,000	$(5,327,000)

Basic earnings (loss) per share	$0.67	$0.10	$0.17	$1.15	$(1.48)

Fully diluted earnings (loss) per share	$0.62	$0.10	$0.15	$1.09	$(1.48)

Total assets	$23,324,000	$23,035,000	$23,678,000	$21,476,000	$17,761,000

Long-term debt (1)	$5,177,000	$8,143,000	$8,553,000	$7,933,000	$6,022,000

(1) Long-term debt is defined as all outstanding long-term debt and capital leases, including current maturities, and the revolving credit facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXPLANATORY NOTE

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided to help provide an understanding of our business, financial condition, changes in financial condition and results of operations. The following should be read in conjunction with our Consolidated Financial Statements and Notes included elsewhere in this report. Our MD&A is organized as follows:

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of January 31, 2013, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

OVERVIEW

We design and manufacture aircraft instrumentation and sensor systems. These products are used for data collection and display of both primary and standby flight data. Display products are the instruments in the cockpit of an aircraft that provide the pilot with primary and standby information about the flight situation of the aircraft, such as altitude, speed and direction. As cockpit panel space becomes more valuable in the new age of glass displays, we have maintained a strong position with Original Equipment Manufacturers (OEM) as a premier supplier of quality aircraft instrumentation in both the military and commercial aircraft marketplace. We are enhancing this position with the introduction of the digital OASIS® backup display system.

Our air data collection products include a range of conic probes (e.g., AoA, SWT and IMFP®), flush port probes as well as the air data unit within the OASIS® backup system that can be used independently of the OASIS® display unit for use with other digital display systems. We continue to expand the range of aircraft using our air data systems which now include a growing number of UAV’s and next generation fighter aircraft.

This wide range of products allows us to offer multiple solutions for air data collection as well as primary and standby displays and backup instrumentation which allow our aircraft manufacturer customers to reduce their number of suppliers. Our unique capabilities in air data collection products continue to expand with the development of multiple air data system designs for domestic and international customers, including highly advanced contour flushport systems as well as new variants of our legacy probe designs.  These technologies support manned aircraft and the expanding Unmanned Aerial Vehicle (UAV) markets. During fiscal years 2013 and 2012, we were awarded development contracts to modify or extend air data capabilities for products on existing airframes using these technologies.

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

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During fiscal year 2013, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS® multi-function standby display is being promoted in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

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

In August 2011, the Budget Control Act reduced the U.S. DoD top line budget by approximately $490 billion through 2021. In addition, U.S. government expenditures are subject to the potential for further reductions, generally referred to as "sequestration". Sequestration would result in additional reductions of approximately $500 billion from the defense top line budget through 2021. The Office of Management and Budget (OMB) has estimated that sequestration would reduce non-exempt defense discretionary accounts during U.S. government fiscal year 2013 by approximately 9.4% (excluding military personnel accounts). The OMB has further stated that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds would be included in aggregate reductions but has otherwise indicated that it cannot yet assess the impact of sequestration at the program, project and activity level. The U.S. DoD has indicated that such reductions might require the termination of certain, as yet undetermined, procurement programs, and other U.S. government customers, such as NASA and various intelligence agencies, may be required to take comparable actions. Any such impacts could have a material effect on our results of operations, financial position and/or cash flows. With the aforementioned fiscal challenges as a backdrop, the U.S. DoD announced a significant revision to the defense strategy in January 2012. This new strategy prioritized the Asia Pacific and Middle East regions, reduced the number of ground forces, maintained nuclear deterrence and reduced Cold War assets. Additionally, it emphasized the increasing importance of Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR); Cyber Security; Space; Special Operations; and Unmanned Systems in implementing the nation's security posture. We have been developing organic capabilities to better serve our customers and their emerging needs in these markets, including the continued R&D efforts on both our flush port and legacy probe air data technologies.

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

While we believe the prospects for our financial performance to be very good over the long term, we continue to work our way through short-term challenges which may cause our financial results to vary on a quarterly basis. Our backlog of firm orders, not including options, as of January 31, 2013 is $30.3 million, an increase of $4.8 million, when compared to the $25.5 million backlog as of January 31, 2012.

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

Fiscal year 2013 compared to fiscal year 2012

Net sales were $31,021,000 during fiscal year 2013, an increase of $1,414,000, or 4.8%, compared to $29,607,000 for fiscal year 2012. During fiscal year 2013, our sales volume increased from the prior year by approximately $2.2 million on increased demand for repairs, sensors, spares and development services, offset by approximately $0.8 million on reduced demand for mechanical instruments. Our net sales continue to be impacted by the ongoing recession in the business jet and general aviation markets.

As a percent of sales, gross profit for fiscal year 2013 was 38.5% versus 28.7% for fiscal year 2012. The increase in gross profit in fiscal year 2013, as a percent of sales, reflects (a) increased variable margin due to the higher sales volume, (b) an increase in repairs and spares as a percentage of the overall sales dollar volume in the period, (c) favorable pricing on certain customer orders, particularly in spares and repairs, (d) the positive impact of quality improvements and investments in lean activities over the past two years, and (e) the unfavorable impact in the prior year of costs associated with the transition of the Virginia repair station to our Florida facility.

Selling, general and administrative expenses (SG&A) for fiscal year 2013 were $10,152,000, an increase of $2,998,000 compared to $7,154,000 in fiscal year 2012. The net increase was driven primarily by $2.4 million of increased independent research and development costs, most significantly relating to the OASIS® product. In addition, we incurred increased compensation costs and outside services costs, which were partially offset by lower business development costs.

Interest expense, net decreased to $258,000 in fiscal year 2013 from $371,000 in fiscal year 2012, primarily due to lower interest expense on reduced debt levels.

The Company recognized a $1,990,000 non-recurring gain on sale of intangible assets in the fourth quarter of fiscal year 2013 relating to the sale of certain intellectual property to an international manufacturer. Because of its presentation in Other Income, this sale did not impact gross profit. With the renewal of the BMO Credit Facility prior to maturity, we reported a loss on early extinguishment of debt in fiscal year 2013 of $9,000. In fiscal year 2012, due to the early settlement of the Notes Payable we reported a loss on early extinguishment of debt of $25,000.

Income before taxes was $3,442,000 in fiscal year 2013, compared to income before taxes of $828,000 in fiscal year 2012. The increase of $2,614,000 was primarily due to the gain on sale of intangibles, improved operating income and lower interest expenses.

Income tax expense was $920,000 in fiscal year 2013 compared to income tax expense of $436,000 in fiscal year 2012. The effective tax rate of 26.6% in fiscal year 2013 was lower than the effective tax rate of 52.7% in fiscal year 2012 due primarily to the fiscal year 2013 benefit of a research and development tax credit as well as fiscal year 2012 permanent differences. See Note 11 of “Notes to Consolidated Financial Statements”.

For fiscal year 2013, our net income was approximately $2,522,000, or $0.67 basic and $0.62 diluted income per share, compared to net income of approximately $392,000, or $0.10 basic and diluted income per share for fiscal year 2012. The higher income per share amounts were driven by the higher income before taxes combined with the lower effective tax rate in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of capital have been cash flows from operations and borrowings under our Credit Facility, described below. As of January 31, 2013, we had approximately $0 in cash and cash equivalents, compared to approximately $157,000 as of January 31, 2012. In addition, as of January 31, 2013 and 2012, we had $3,097,000 and $888,000, respectively, available under the Credit Facility.

Our cash provided by operating activities was $2,194,000 for fiscal year 2013, an increase in cash provided of $670,000 compared to cash provided of $1,524,000 for fiscal year 2012. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•	$2,130,000 from increased operating net income in fiscal year 2013 of $2,522,000 when compared to operating net income in fiscal year 2012 of $392,000,

•	$1,669,000 from advanced customer payments presented as deferred revenue at January 31, 2013,

•	$1,133,000 as presented by decreased accrued expenses and other liabilities at January 31, 2013 of $860,000, due primarily to the release of accrued contract losses related to completed engineering contracts in fiscal year 2013, when compared to the change in accrued expenses and other liabilities at January 31, 2012 of $1,993,000, due primarily to the accrual of contract losses related to engineering contracts in process in fiscal year 2012 and

•	$683,000 for increased accrued compensation and benefits of $521,000 as of January 31, 2013 when compared to decreased accrued compensation and benefits of $162,000 as of January 31, 2012;

Partially offset by increases in cash used in operating activities of:

•	$2,004,000 as presented by increased inventory at January 31, 2013 of $1,544,000 when compared to decreased inventory levels of $460,000 at January 31, 2012,
•	$1,990,000 due to the fiscal year 2013 gain on sale of intangible assets,
•	$1,087,000 as presented by fiscal year 2013 provisions for contract losses of $187,000 when compared to fiscal year 2012 provisions for contract losses of $1,274,000 and
•	$757,000 from the fiscal year 2013 pay down of accounts payable of $873,000 when compared to the fiscal year 2012 pay down of accounts payable of $116,000.

Our cash provided by investing activities in fiscal year 2013 of $615,000 consisted primarily of proceeds from the sale of intangible property of $1,382,000 less capital improvements and equipment of $780,000. In fiscal year 2012, cash used in investing activities amounted to $1,068,000 for capital improvements and equipment.

Our cash used in financing activities for fiscal years 2013 and 2012 was $2,966,000 and $461,000, respectively, resulting in an increase to cash used in financing activities of $2,505,000. The change was attributable to a $3,105,000 fiscal year 2013 net pay down of our Credit Facility, offset by a $600,000 fiscal year 2012 net pay off of the Investors’ Notes Payable described below.

Our days sales in accounts receivable remained at 64 days at January 31, 2013, unchanged from January 31, 2012. Through consistent operating income, advance customer payments and the sale of our intellectual property, our outstanding balances with vendors and suppliers declined as days purchases in accounts payable decreased to 26 days at January 31, 2013, down from 41 days at January 31, 2012.

Our liquidity will depend on our ability to continue to achieve improved operating results and contain costs related to the development of new products.  Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending, and (iii) meet our debt obligations in fiscal year 2014 and beyond. A fiscal year 2013 cash advances from a customer, presented as deferred revenue of $1,669,000 as of January 31, 2013, improved our cash flow from operations as presented on our statement of cash flows for the year ended January 31, 2013. Our failure to improve our operating results could have a material adverse effect on our liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that our proposed plans and actions will be successful or that unforeseen circumstances will not require us to seek additional funding sources in the future or effectuate additional plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

Note Payable and BMO Harris Bank Credit Facility

On May 14, 2009, we entered into unsecured notes payable arrangements with three investors allowing us to borrow up to an aggregate of $2,000,000. We completed repayment of the outstanding balance of these notes payable in the first quarter of fiscal year 2012. See Note 7 of “Notes to Consolidated Financial Statements”.

We are party to a Loan Agreement (the “Loan Agreement”) with BMO Harris Bank (the “Lender”) with a maximum amount of credit facilities (the “Credit Facility”) available to us of $10,100,000. The Loan Agreement provides for (a) a $4,000,000 revolving line of credit, pursuant to a revolving line of credit note in the original principal amount of up to $4,000,000 (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan and (d) a $700,000 equipment line of credit. The Credit Facility is secured by substantially all of our assets. See Note 9 of “Notes to Consolidated Financial Statements”.

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility are as follows:

•	The Amended and Restated Revolving Credit Line Note provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Amended and Restated Revolving Credit Line Note is one-month LIBOR (which was 0.2087% at January 31, 2013) plus 300 basis points. Available borrowings on the Amended and Restated Revolving Credit Line Note at January 31, 2013 were $3,097,000.
•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.
•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note.
•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business. The Equipment Credit Line Note matures on May 1, 2014.

The Credit Facility contains certain financial and other restrictive covenants, including the requirement to maintain: (i) minimum Total Stockholders’ Equity; (ii) a ratio of Funded Debt to EBITDA; and (iii) a Fixed Charge Coverage Ratio. See Note 9 of “Notes to Consolidated Financial Statements”.

On January 31, 2013, we entered into an amendment (the “Third Amendment”) to the Loan Agreement.  The Amendment (a) renews to January 31, 2016, the maturity date of the Amended and Restated Revolving Credit Line Note in the amount of $4 million; (b) renews to May 1, 2015, the maturity date of the Equipment Term Note in the amount of $887,000, and (c) renews to January 31, 2018, the maturity date of the Real Estate Mortgage Note in the approximate amount of $2,877,000. Except as amended to extend their respective maturities, the new notes contain the same terms and conditions as the promissory notes that they replace.

We were in compliance with all covenants within the Credit Facility as of and for the fiscal year ended January 31, 2013.

Working Capital and Capital Expenditures

Our working capital at January 31, 2013 was $9,084,000 compared to $9,296,000 at January 31, 2012. This decrease in working capital of $212,000 as of January 31, 2013 relates, in part, to a $1,669,000 customer advance, presented in deferred revenue, a decrease in prepaid expenses and other assets of $1,220,000, due primarily to released deferred charges on completed engineering contracts and an increase in accrued compensation and benefits of $521,000. These unfavorable changes to working capital are offset, in part, by favorable changes to working capital resulting from an increase in inventory of $1,402,000, a decrease in accrued expenses and other liabilities of $1,167,000, due primarily to the release of contract loss provisions related to completed engineering contracts and a decrease to accounts payable of $873,000. The collection of our accounts receivable is the primary source of cash used to fund our operations. Our banking line of credit is used as an additional source of cash as necessary from time to time, and we sweep any excess cash back against the line of credit on a daily basis to minimize interest expense. We believe that cash collected from our accounts receivable, as further supplemented by advances under our Credit Facility, are adequate to fund our ongoing operations for the next twelve months. On January 31, 2013, prior to the June 27, 2013 maturity date of the Amended and Restated Revolving Credit Line Note and the May 1, 2013 maturity date of both the Real Estate Mortgage Note and the Equipment Term Note, we renewed and replaced said notes with BMO Harris Bank. Prior to the maturity of the Equipment Credit Line Note of May 1, 2014, we intend on refinancing or renewing said note with BMO Harris Bank. However, there can be no assurance that we will achieve our expected operating results and/or have access to and/or renew or refinance our Credit Facility, or that unforeseen circumstances will not require us to seek additional funding sources in the future. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

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

Our capital expenditures for fiscal year 2013 were $780,000, compared to $1,068,000 for fiscal year 2012. Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We continued to replace certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2013 and 2012. Additionally, we continue to renovate and reconfigure our Florida production facility to accommodate equipment previously located in our building destroyed in the fire.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2013.

Contractual Obligations

The following table presents estimated cash requirements for contractual obligations outstanding as of January 31, 2013.

	Payments Due By Period
	Less Than	One Year to	Greater Than 3
	One Year	3 Years	Years to 5 Years	After 5 Years	Total

Purchase commitments	$5,681,000	$411,000	$-	$-	$6,092,000
Long-term debt	763,000	1,333,000	2,178,000	-	4,274,000
Revolving credit facility	-	903,000	-	-	903,000
Total contractual obligations	$6,444,000	$2,647,000	$2,178,000	$-	$11,269,000

Environmental Matters

In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. During fiscal year 2013, we signed an administrative order on consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative order on consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study. As a result of the initial and subsequent surveys, our responsibility for the remaining contamination treatment, future monitoring, oversight and other related costs is estimated at $404,000 as of January 31, 2013. We have capitalized these costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during fiscal year 2013 totaled $22,000 and costs incurred during the fiscal year ended January 31, 2012 totaled $20,000. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2014.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. During fiscal year 2013, we signed an administrative order on consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative order on consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study. As a result of the initial and subsequent surveys, our responsibility for the remaining contamination treatment, future monitoring, oversight and other related costs is estimated at $404,000 as of January 31, 2013. We have capitalized these costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during fiscal year 2013 totaled $22,000 and costs incurred during the fiscal year ended January 31, 2012 totaled $20,000. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2014.

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

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of January 31, 2013 and January 31, 2012, we do not believe that any assets are impaired.

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

We re-evaluate uncertain tax positions on a regular basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

The Company classifies tax related interest and tax related penalties as a component of income taxes.

Research and Development

Research and development costs that are not associated with specific customer contract requirements are expensed in the period incurred and are included in selling, general and administrative expenses.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the fiscal years ended January 31, 2013 and January 31, 2012, the Company recorded stock-based compensation, including director-fees expense, of $103,000 and $188,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During both fiscal years ended January 31, 2013 and 2012, the Company recorded director-fees expense, through the issuance of stock, of $60,000.

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

Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles require management to make estimates and judgments that affect reported and contingent amounts of assets, liabilities, revenues and expenses, including such items as (i) inventory, restructuring and environmental costs, (ii) percentage-of-completion estimates, (iii) other miscellaneous accruals and (iv) valuation allowances for accounts receivable, inventory, long-lived assets, property held for sale and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions, and such differences could be material.

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

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Based on the outstanding balances on our credit facilities as of January 31, 2013, a 1% increase in interest rates would cost us approximately $48,000 annually.

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

Evaluation of Disclosure Controls and Procedures as of January 31, 2013

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of January 31, 2013 pertaining to financial reporting in accordance with the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment under the framework of the criteria in Internal Control-Integrated Framework issued by COSO, management concluded that our internal control over financial reporting was effective as of January 31, 2013.

(b)	Changes in Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to Directors and certain Executive Officers required by Item 10 shall be included in the Proxy Statement or an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation required by Item 11 shall be included in the Proxy Statement or an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership and the other matters required by Item 12 shall be included in the Proxy Statement or an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement or an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to principal accountant fees and services required by Item 14 shall be included in the Proxy Statement or an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

ITEM15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as part of this Annual Report:

1. The financial statements listed in the index to Financial Statements following the signature pages hereof.

2. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of April 19, 2013, among Aerosonic Corporation, TransDigm Group Incorporated and Buccaneer Acquisition Sub Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005.

4.1	Amendment to Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 1, 2009.

10.1*	Employment Agreement, dated April 17, 2008, between the Company and Douglas Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 23, 2008.

10.2*	Amended and Restated Employment Agreement, dated November 28, 2005, between the Company and Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.3*	Employment Agreement, dated August 25, 2008, between the Company and Thomas Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2008.

10.4*	Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed on August 31, 2007.

10.5	Share Purchase Agreement, dated August 21, 2007, between the Company, OP Technologies, Inc., Optimization Technologies, Inc. and certain stockholders thereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 24, 2007.

10.6	Form of Loan Agreement, dated May 14, 2009, between the Company and Investors, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.7	Form of 14% Subordinated Note, dated May 14, 2009, between the Company and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Investors incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.8	Form of Warrant Certificate between the Company and Investors, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.9*	Employment Agreement, dated May 26, 2009, between the Company and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 29, 2009.

10.10	$4,000,000 Revolving Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.11	$3,500,000 Real Estate Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.12	$1,900,000 Equipment Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.13	$700,000 Equipment Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.14	Security Agreement dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.15	Mortgage, Security Agreement and Assignment of Rents dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.16	Guaranty Agreement dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.17	First Amendment to Loan Agreement dated as of January 10, 2011 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K, filed on May 2, 2011.

10.18	Joint Amendment to Loan Agreement and Revolving Line of Credit Note dated as of April 29, 2011 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K, filed on May 2, 2011.

10.19	Joint Amendment to Loan Agreement and Revolving Line of Credit Note, dated as of June 27, 2011, between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q, filed on September 12, 2011.

10.20	Second Amendment to Loan Agreement, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

10.21	Amended and Restated Revolving Line of Credit Note, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

10.22

Amendment to Aerosonic Corporation 2012 Summary Compensation Table, as presented within the Company’s Definitive Proxy Statement on Schedule 14A, filed on May 30, 2012, incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 21, 2012.

10.23	First Amendment to Amended and Restated Revolving Line of Credit Note, dated June 15, 2012, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 21, 2012.

10.24	Development Collaboration and Intellectual Property Agreement, dated January 21, 2013, between Aerosonic Corporation and LG CNS Co., Ltd.

10.25*	Retention Agreement, dated April 18, 2013, between the Company and Douglas J. Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

10.26 *	Retention Agreement, dated April 18, 2013, between the Company and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

10.27 *	Retention Agreement, dated April 18, 2013, between the Company and Thomas W. Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

10.28 *	Retention Agreement, dated April 18, 2013, between the Company and P. Mark Perkins, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

10.29 *	Retention Agreement, dated April 18, 2013, between the Company and Scott R. Kempshall, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

21	Subsidiaries of the Registrant, as of January 31, 2013

23.1	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C.

24	Power of Attorney, incorporated into the Signature Page hereto.

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32.1	Section 906 Certifications

32.2	Section 906 Certifications

* Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION
(Registrant)

By: /s/ Douglas J. Hillman	Date: May 1, 2013
President and Chief Executive Officer (PEO)

By:/s/ Kevin J. Purcell	Date: May 1, 2013
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

/s/ Douglas J. Hillman	Date: May 1, 2013

Douglas J. Hillman
President, Chief Executive Officer and Director

/s/ P. Mark Perkins	Date: May 1, 2013

P. Mark Perkins
Executive Vice President and Director

/s/ Donald Russell	Date: May 1, 2013

Donald Russell, Director

/s/ Thomas E. Whytas, Jr.	Date: May 1, 2013

Thomas E. Whytas, Jr., Director

/s/ Roy Robinson	Date: May 1, 2013

Roy Robinson, Director

AEROSONIC CORPORATION AND SUBSIDIARIES

Table of Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of January 31, 2013 and January 31, 2012	F-3

Consolidated Statements of Operations – for the Years Ended January 31, 2013 and, January 31, 2012	F-4

Consolidated Statements of Stockholders' Equity – for the Years Ended January 31, 2013 and January 31, 2012	F-5

Consolidated Statements of Cash Flows – for the Years Ended January 31, 2013 and January 31, 2012	F-6

Notes to the Consolidated Financial Statements	F-7 – F-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aerosonic Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Aerosonic Corporation and Subsidiaries (Company) as of January 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years in the two-year period ended January 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aerosonic Corporation and Subsidiaries as of January 31, 2013 and January 31, 2012, and the results of its operations and its cash flow for each of the years in the two-year period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Clearwater, Florida

May 1, 2013

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

January 31, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$-	$157,000
Accounts receivable, net	5,408,000	5,190,000
Income tax receivable	45,000	-
Inventories, net	8,195,000	6,793,000
Prepaid expenses and other current assets, net	582,000	1,802,000
Deferred income taxes	1,500,000	1,549,000
Total current assets	15,730,000	15,491,000
Property held for sale	1,700,000	2,062,000
Property, plant and equipment, net	4,534,000	4,206,000
Deferred income taxes	292,000	770,000
Intangible assets, net	-	94,000
Goodwill	366,000	366,000
Other assets, net	702,000	46,000
Total assets	$23,324,000	$23,035,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving credit facility	$-	$3,112,000
Current maturities of long-term debt	763,000	753,000
Accounts payable, trade	1,439,000	2,312,000
Compensation and benefits	1,139,000	618,000
Accrued sales commissions	280,000	14,000
Deferred revenue	1,669,000	-
Accrued expenses and other liabilities	1,331,000	2,498,000
Deferred income taxes	25,000	-
Total current liabilities	6,646,000	9,307,000
Revolving credit facility	903,000	-
Long-term debt	3,511,000	4,278,000
Deferred income taxes	224,000	35,000
Total liabilities	11,284,000	13,620,000
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,397,252 shares and 4,201,090 shares at January 31, 2013 and 2012, respectively; outstanding 3,966,485 shares and 3,770,323 shares at January 31, 2013 and 2012, respectively.	1,759,000	1,680,000
Additional paid-in capital	6,436,000	6,412,000
Retained earnings	7,008,000	4,486,000
Less treasury stock: 430,767 shares at both January 31, 2013 and 2012, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	12,040,000	9,415,000
Total liabilities and stockholders' equity	$23,324,000	$23,035,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended January 31, 2013 and 2012

	2013	2012

Sales, net	$31,021,000	$29,607,000
Cost of sales	19,091,000	21,112,000
Gross profit	11,930,000	8,495,000
Selling, general and administrative expenses	10,152,000	7,154,000
Gain on sale of property, plant and equipment	13,000	-
Operating income	1,791,000	1,341,000
Other (expense) income:
Interest expense, net	(258,000)	(371,000)
Gain on sale of intangible assets	1,990,000	-
Other expense	(72,000)	(117,000)
Loss on early extinguishment of debt	(9,000)	(25,000)
	1,651,000	(513,000)
Income before income taxes	3,442,000	828,000
Income tax expense	(920,000)	(436,000)
Net income	$2,522,000	$392,000

Basic income per share	$0.67	$0.10

Diluted income per share	$0.62	$0.10

Weighted average shares outstanding basic	3,782,861	3,760,483

Weighted average shares outstanding fully diluted	4,093,525	4,047,016

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Years Ended January 31, 2013 and 2012

	Common Stock		Additional
	Shares		Paid-In	Retained	Treasury
	Outstanding	Amount	Capital	Earnings	Stock	Total
Balance at January 31, 2011	3,749,472	$1,672,000	$6,232,000	$4,094,000	$(3,163,000)	$8,835,000
Net income	-	-	-	392,000	-	392,000
Directors' equity compensation	19,851	8,000	52,000	-	-	60,000
Exercise of stock options	1,000	-	1,000	-	-	1,000
Stock-based compensation	-	-	127,000	-	-	127,000
Balance at January 31, 2012	3,770,323	1,680,000	6,412,000	4,486,000	(3,163,000)	9,415,000
Net income	-	-	-	2,522,000	-	2,522,000
Directors' equity compensation	18,828	8,000	52,000	-	-	60,000
Exercise of stock options	3,334	1,000	3,000	-	-	4,000
Stock-based compensation	174,000	70,000	(31,000)	-	-	39,000
Balance at January 31, 2013	3,966,485	$1,759,000	$6,436,000	$7,008,000	$(3,163,000)	$12,040,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income	$2,522,000	$392,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	451,000	380,000
Amortization	131,000	197,000
Accretion on long-term debt	-	26,000
Loss on early extinguishment of debt	9,000	25,000
Provision for bad debt	196,000	118,000
Provision for obsolete and slow-moving inventory	142,000	110,000
Provision for warranty	87,000	244,000
Provision for contract losses	187,000	1,274,000
Stock-based compensation	103,000	188,000
Gain on sale of intangible assets	(1,990,000)	-
Gain on sale of property, plant & equipment	(13,000)	-
Provision for deferred income taxes	920,000	436,000
Changes in assets and liabilities:
Accounts receivable, net	(414,000)	(655,000)
Income taxes receivable	(45,000)	-
Inventories, net	(1,544,000)	460,000
Prepaid expenses and other current assets, net	1,220,000	600,000
Other assets	(46,000)	-
Accounts payable, trade	(873,000)	(116,000)
Compensation and benefits	521,000	(162,000)
Deferred revenue	1,669,000	-
Deferred income tax benefit	(179,000)	-
Accrued expenses and other liabilities	(860,000)	(1,993,000)
Net cash provided by operating activities	2,194,000	1,524,000

Cash flows from investing activities:
Proceeds from sale of intangible assets	1,382,000	-
Proceeds from sale of property, plant & equipment	13,000	-
Capital expenditures	(780,000)	(1,068,000)
Net cash provided by (used in) investing activities	615,000	(1,068,000)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(2,209,000)	799,000
Principal payments on notes payable	-	(600,000)
Principal payments on long-term debt	(757,000)	(660,000)
Net cash used in financing activities	(2,966,000)	(461,000)
Change in cash and cash equivalents	(157,000)	(5,000)
Cash and cash equivalents, beginning of year	157,000	162,000
Cash and cash equivalents, end of year	$-	$157,000

Supplemental disclosures of cash flow information:
Net cash paid during the year for:
Interest	$269,000	$345,000
Income taxes	$53,000	$-

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

Liquidity, Covenant Compliance and Management’s Plans

The Company’s liquidity will depend on its ability to continue to achieve improved operating results and contain costs related to the development of new products. Sufficient liquidity is necessary to, among other things, (i) satisfy working capital requirements, (ii) fulfill necessary capital spending and (iii) meet the Company’s debt obligations in fiscal year 2014 and beyond.

The Company’s principal sources of capital have been cash flows from operations and borrowings under its credit facilities (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Harris Bank”). As more fully described in Note 9, the Company is required to comply with a number of financial and other covenants under the Credit Facility. The Company did not comply with certain financial covenants for the periods ended July 29, 2011 and October 28, 2011. BMO Harris Bank waived non-compliance for these periods and agreed to modify certain financial covenants and other terms of the Credit Facility. However, absent a waiver or modification to the Credit Facility, the Company’s failure to comply with these covenants in future periods would constitute a default under the Credit Facility, which would entitle BMO Harris Bank to terminate the Company’s ability to borrow under the Credit Facility and accelerate the Company’s obligations to repay outstanding borrowings. There can be no assurance that BMO Harris Bank would agree to any future waivers or modifications. The Company, however, was in compliance with all covenants within the Credit Facility as of January 31, 2012 and for all compliance periods within fiscal year 2013.

Failure by the Company to maintain its improved operating results or contain costs related to the development of new products could have a material adverse effect on the Company’s liquidity and could require the implementation of curative measures, including raising capital, deferring planned capital expenditures and research and development efforts, reductions in force, reducing discretionary spending, and selling assets.  There can be no assurance that any curative measures proposed by management will be successful to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed, they will be available on acceptable terms, if at all.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Reclassifications

Certain amounts in the fiscal year 2012 financial statements have been reclassified to conform to the fiscal year 2013 presentation. Such reclassifications had no effect on net loss or stockholders’ equity as previously reported.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. During fiscal year 2013, the Company signed an administrative order on consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative order on consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study. As a result of the initial and subsequent surveys, the Company’s responsibility for the remaining contamination treatment, future monitoring, oversight and other related costs is estimated at $404,000 as of January 31, 2013. The Company has capitalized these costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during fiscal year 2013 totaled $22,000 and costs incurred during the fiscal year ended January 31, 2012 totaled $20,000. At this time, the Company cannot predict how much, if any, it will incur for more costs in fiscal year 2014.

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

The Company re-evaluates uncertain tax positions on a regular basis. This evaluation is based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Periodically the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Element Arrangement method. Contracts in process during fiscal year 2013, presented as contracts B, D and E, are being accounted for under the Milestone method. The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission and acceptance of technical drawings, delivery of hardware, software, spares, test equipment or regulatory agency certifications. During fiscal year 2013, revenue recognized through the achievement of multiple milestones related to contracts B, D and E amounted to $1,513,000.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Milestone considerations for contracts in process during fiscal year 2013 include:

Contract B (Completed in fiscal year 2013)	Milestone consideration
Milestone 1 (Substantive)	$100,000
Milestone 2 (Substantive)	29,000
Milestone 3 (Substantive)	100,000
Milestone 4 (Substantive)	41,000
Milestone 5 (Substantive)	10,000
Milestone 6 (Substantive)	115,000
Milestone 7 (Substantive)	38,000
Milestone 8 (Substantive)	73,000
Milestone 9 (Substantive)	51,000
Milestone 10 (Substantive)	82,000
Milestone 11 (Substantive)	23,000
$662,000

Contract D	Milestone consideration
Milestone 1 (Substantive)	$319,000
Milestone 2 (Substantive)	333,000
Milestone 3 (Substantive)	196,000
Milestone 4 (Substantive)	40,000
$888,000

Contract E	Milestone consideration
Milestone 1 (Non Substantive)	$187,500
Milestone 2 (Substantive)	187,500
Milestone 3 (Substantive)	318,750
Milestone 4 (Substantive)	56,250
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

Research and Development

R&D costs that are not associated with specific customer contract requirements are expensed and included in selling, general and administrative expenses and approximated $3,684,000 and $1,312,000 for the years ended January 31, 2013 and 2012, respectively. Unrecognized R&D costs that are associated with specific customer contract requirements are presented as a deferred charge in prepaid expenses and other current assets, net and approximated $267,000 and $1,332,000 as of January 31, 2013 and January 31, 2012, respectively. Recognized R&D costs that are associated with specific customer contract requirements are expensed and included in selling, general and administrative expenses approximated $1,264,000 and $1,407,000 for the years ended January 31, 2013 and January 31, 2012, respectively.

Environmental Expenditures

The Company assesses its property held for sale, along with any property that is being taken out of its initially intended use, for the presence of hazardous or toxic substances that would result in an environmental liability. In addition, management assesses its current property in use for any environmental issues.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Although the Company did not issue stock options to employees during fiscal year 2013, the Company issued 22,000 stock options to employees during fiscal year 2012. The weighted average per share fair value of options granted was determined using the Black-Scholes option-pricing model with the following assumptions (See Note 10 for further discussion of stock-based compensation):

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of January 31, 2013 and 2012, substantially all of the Company’s cash balances were deposited with financial institutions determined by management to be of high credit quality. During the normal course of business, the Company extends credit, without collateral, to customers conducting business in the aerospace industry worldwide.

Exchange Rate Fluctuation

The Company conducts a limited amount of business in transactions that are denominated in foreign currencies. The Company employs a method of matching accounts receivable denominated in foreign currencies with accounts payable denominated in foreign currencies to mitigate this risk. These amounts have been insignificant.

Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, short-term borrowings and certain accrued liabilities are included in the consolidated financial statements at amounts which approximate fair value because of the short term nature of these instruments. The carrying amount of long-term debt at January 31, 2013 and 2012 approximates fair value as these instruments have adjustable rates which change in accordance with the market.

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

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

2.	Accounts Receivable

Accounts receivable at January 31, 2013 and 2012 consisted of the following:

	2013	2012
Accounts receivable, trade	$5,811,000	$5,548,000
Less: allowance for doubtful accounts	(403,000)	(358,000)
Accounts receivable, net	$5,408,000	$5,190,000

The Company’s allowance for doubtful accounts activity for the years ended January 31, 2013 and 2012 was as follows:

	2013	2012
Beginning balance	$358,000	$608,000
Amounts written off	(151,000)	(368,000)
Amounts provided for	196,000	118,000
Ending balance	$403,000	$358,000

3.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $267,000 and $1,332,000 of deferred charges related to several current engineering contracts as of January 31, 2013 and January 31, 2012, respectively. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. As of January 31, 2013, the deferred charges consist of $166,000 of internal engineering labor, including overhead, and $101,000 of external engineering contract labor. As of January 31, 2012, the deferred charges consist of $1,332,000 of internal engineering labor, including overhead, and $0 of external engineering contract labor. The deferred charges are offset by residual interim payments from customers of $19,000 and $0 as of January 31, 2013 and January 31, 2012, respectively. Related to the deferred charges are accrued contract losses of $71,000 and $1,086,000 as of January 31, 2013 and January 31, 2012, respectively, which are included in accrued expenses and other liabilities.

Prepaid expenses and other current assets, net consisted of the following:

	2013	2012
Deferred charges on engineering contracts, net	$267,000	$1,332,000
Prepaid insurance expenses	223,000	266,000
Other prepaid expenses	92,000	204,000
Prepaid expenses and other current assets, net	$582,000	$1,802,000

4.	Inventories

Inventories at January 31, 2013 and 2012 consisted of the following:

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	2013	2012
Raw materials	$7,627,000	$6,626,000
Work in process	2,619,000	2,005,000
Finished goods	21,000	381,000
Reserve for obsolete and slow moving inventory	(2,072,000)	(2,219,000)
Inventories, net	$8,195,000	$6,793,000

The Company’s reserve for obsolete and slow moving inventory activity for the years ended January 31, 2013 and 2012 was as follows:

	2013	2012
Beginning balance	$2,219,000	$2,424,000
Amounts written off	(289,000)	(315,000)
Amounts charged to operations	142,000	110,000
Ending balance	$2,072,000	$2,219,000

5.	Property, Plant and Equipment

Property, plant and equipment at January 31, 2013 and 2012 consisted of the following:

	2013	2012
Land and improvements	$173,000	$173,000
Building and improvements	2,522,000	2,510,000
Machinery and equipment	7,207,000	6,724,000
Patterns, dies and tools	691,000	611,000
Furniture and fixtures	1,801,000	1,635,000
Construction in progress	695,000	776,000
	13,089,000	12,429,000
Less: accumulated depreciation	(8,555,000)	(8,223,000)
Property, plant and equipment, net	$4,534,000	$4,206,000

Depreciation expense was $451,000 and $380,000 for the years ended January 31, 2013 and 2012, respectively. Certain components of property, plant and equipment are pledged as collateral for debt obligations. See Note 9 for further discussion of collateralized property, plant and equipment.

6.	Intangible Assets

Intangible assets as of January 31, 2013 and 2012 consisted of the following:

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Useful Lives	2013	2012
Intangible assets subject to amortization:
Acquired product prototype	5	$-	$730,000
Non-compete agreeements	3	-	175,000
Acquired customer base	5	-	75,000
Total intangible assets subject to amortization		-	980,000
Accumulated amortization		-	(886,000)
Net		$-	$94,000
Intangible assets with indefinite lives:
Goodwill		$366,000	$366,000

Amortization expense related to intangible assets for the years ended January 31, 2013 and 2012 was $94,000 and $161,000, respectively. During the year ending January 31, 2013, the intangible assets were fully amortized.

Amortization expense related to capitalized debt issuance costs for the years ended January 31, 2013 and 2012 was $37,000 and $36,000, respectively. As more fully described in Note 9, on January 31, 2013, the Company renewed its Long-term Debt and Revolving Credit Facility prior to its maturity dates. As a result of the early renewal, the Company recognized accelerated amortization expense in the amount of $9,000 for the year ended January 31, 2013, which is reported as loss on extinguishment of debt, presented separately on the Consolidated Statement of Operations.

Amortization expense related to intangible assets and capitalized debt issuance costs is included in selling, general and administrative expenses. Capitalized debt issuance costs are included in other assets.

On January 21, 2013, the Company entered into a Development Collaboration and Intellectual Property Agreement with LG CNS Co., Ltd. (“LG”). The Collaboration Agreement provides for the sale of certain intellectual property of the Company (the “Purchased IP”) to LG. The aggregate purchase price for the Purchased IP is $2,300,000, $1,553,000 of which was already paid to the Company. The remainder of the purchase price is payable by LG to the Company in two lump sum payments in January 2016 and January 2017. The Company reported a gain on sale of $1,990,000, presented in Other Income.

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

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The warrants and common shares issued under the Loan Agreements described above are recorded as a separate component of interest and are being accreted into the loan balances over the term of the loans. For the year ended January 31 2012, the Company recognized accretion of $26,000 presented as additional interest expense. In addition, as a result of early repayments to the Investors, the Company recognized accelerated interest accretion expense in the amount of $25,000 for the year ended January 31, 2012 which is reported as loss on extinguishment of debt.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at January 31, 2013 and 2012 consisted of the following:

	2013	2012
Environmental liability (see Note 13)	$404,000	$788,000
Contract costs provision	278,000	-
Contract loss provision	71,000	1,086,000
Warranty liability	167,000	226,000
Other	411,000	398,000
Accrued expenses and other liabilities	$1,331,000	$2,498,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Contract Costs Provision

As of January 31, 2013, the Company accrued costs of $278,000 associated with two customer funded fixed price development contracts accounted for using the milestone method. As of January 31, 2013, neither contract required a provision for contract loss.

Contract Loss Provision

As of January 31, 2013, the Company recognized a contract loss provision of $71,000 associated with one customer funded fixed price development contract. As of January 31, 2012, the Company recognized a contract loss provision of $1,086,000 associated with one customer funded fixed price development contract. As of January 31, 2013, remaining revenues associated to one uncompleted project amounted to $40,000. As of January 31, 2012, remaining revenues associated to one uncompleted project amounted to $308,000.

Warranty Liability

The Company has established a liability for warranty claims based on historical experience, which has not been significant. The Company’s warranty activity for the years ended January 31, 2013 and 2012 was as follows:

	2013	2012
Beginning balance	$226,000	$144,000
Cost incurred	(146,000)	(162,000)
Provision for warranty cost	87,000	244,000
Ending balance	$167,000	$226,000

9.	Long-term Debt and Revolving Credit Facility

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

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility are as follows:

•	The Amended and Restated Revolving Credit Line Note provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Amended and Restated Revolving Credit Line Note is one-month LIBOR (which was 0.2087% at January 31, 2013) plus 300 basis points. Available borrowings on the Amended and Restated Revolving Credit Line Note at January 31, 2013 were $3,097,000.
•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.
F-19

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note.
•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business. The Equipment Credit Line Note matures on May 1, 2014.

Prior to the Third Amendment, noted below, the Credit Facility contained certain financial and other restrictive covenants, including the requirement to maintain: (i) on a consolidated basis, Total Stockholders’ Equity, defined as the value of total assets less total liabilities, equal to at least $7,419,000, which amount shall increase on a quarterly basis in an amount equal to ninety percent (90%) of the Company’s net income (calculated on a consolidated basis) for such quarter; (ii) on a consolidated basis, a ratio of Funded Debt, defined as all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term debt, less the non-current portion of Subordinated Liabilities, defined as liabilities subordinated to the Company’s obligations to the lender in a manner acceptable to the lender in its sole discretion, to EBITDA not exceeding 3.0:1.0; and (iii) on a consolidated basis, a Fixed Charge Coverage Ratio, defined as the ratio of (a) the sum of EBITDA plus lease expense and rent expense, minus income tax, minus dividends, withdrawals, and other distributions, to (b) the sum of cash interest expense, lease expense, rent expense, scheduled principal amortization actually paid to the lender during the measuring period (excluding any principal payments under the Amended and Restated Revolving Credit Line Note and the Investors’ Notes Payable), and scheduled payments on capitalized lease obligations during the measuring period, of at least 1.20:1.0. These covenant amounts were calculated at the end of each quarterly reporting period for which the lender required financial statements.

On January 31, 2013, the Company entered into an amendment (the “Third Amendment”) to the Loan Agreement.  The Amendment (a) renews to January 31, 2016, the maturity date of the Amended and Restated Revolving Credit Line Note in the amount of $4 million; (b) renews to May 1, 2015, the maturity date of the Equipment Term Note in the amount of $887,000, and (c) renews to January 31, 2018, the maturity date of the Real Estate Mortgage Note in the approximate amount of $2,877,000. Except as amended to extend their respective maturities, the new notes contain the same terms and conditions as the promissory notes that they replace. The Third Amendment adjusts the Company’s requirement to retain Total Stockholders’ Equity to no less than $8,759,000.

For the periods measured as of January 31, 2012, April 27, 2012, July 27, 2012, October 26, 2012 and January 31, 2013, the Company was in compliance with all covenants within the Credit Facility.

Long-term debt at January 31, 2013 and January 31, 2012 consisted of the following:

	2013	2012
Real Estate Mortgage Note	2,877,000	3,111,000
Equipment Term Note	887,000	1,267,000
Equipment Credit Line Note	510,000	653,000
	4,274,000	5,031,000
Less: current maturities	(763,000)	(753,000)
Long-term debt, less current maturities	$3,511,000	$4,278,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

At January 31, 2013, principal repayment of Long-term debt consisted of the following:

	2014	2015	2016	2017	2018
Revolving Credit Facility	-	-	903,000	-	-
Real Estate Mortgage Note	233,000	233,000	233,000	233,000	1,945,000
Equipment Term Note	380,000	380,000	127,000	-	-
Equipment Credit Line Note	150,000	360,000	-	-	-
	763,000	973,000	1,263,000	233,000	1,945,000

Interest and accretion expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the fiscal year ended January 31, 2013 and January 31, 2012 amounted to $258,000 and $371,000, respectively.

10.	Stockholders’ Equity

Income Per Share

Basic income per share is based upon the Company’s weighted average number of common shares outstanding during each period. Diluted income per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period, using the treasury stock method. Potential common stock of 118,000 and 122,000 shares were not included in the computation of diluted income per share for the years ended January 31, 2013 and 2012, respectively, as the inclusion of the potential common stock would be anti-dilutive.

	Years Ended January 31,
	2013	2012
Weighted average shares outstanding-basic	3,782,861	3,760,483
Dilutive effect of stock options and warrants	310,664	286,533
Weighted average shares outstanding-diluted	4,093,525	4,047,016

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

During the first quarter of fiscal year 2012, the Company issued to its President and Chief Executive Officer, options to purchase 6,000 shares of the Company’s common stock at the common stock’s market price on that day of $2.70. Additionally, the Company issued to its Executive Vice President and Chief Financial Officer, its Executive Vice President of Sales and Marketing and its Executive Vice President and Chief Operating Officer, options to purchase 4,000 shares each of the Company’s common stock at the common stock’s market price on that day of $2.87. In the second quarter of fiscal year 2012, the Company issued to its Vice President of Technology and Product Development, options to purchase 4,000 shares of the Company’s common stock at the common stock’s market price on that day of $3.06, These options vest from one to three years from the date of grant.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

On April 20, 2012, stockholders approved an amendment to the Plan that increased the total number of shares of Aerosonic common stock issuable pursuant to the Plan from 550,000 shares of common stock to 750,000 shares.

During the fiscal year ended January 31, 2013, no stock options were issued.

A summary of the activity related to the Company’s stock options during fiscal year 2013 and 2012 is presented in the table below:

	Years Ended January 31,
	2013			2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)

Beginning options outstanding	339,200	$2.83		320,200	$2.82
Options granted	-	$-		22,000	$2.86
Options exercised	(3,300)	$1.32		(1,000)	$1.01
Options expired, cancelled or forfeited	(5,800)	$1.88		(2,000)	$1.87
Ending options outstanding	330,100	$2.87	5.79	339,200	$2.83	6.81

Options exercisable at January 31,	315,400	$2.87	5.68	250,000	$3.09	6.54

Stock options vest over a period of two to four years and have 10-year terms. Exercise prices of stock options awarded for all periods were equal to the market price of the stock on the date of grant. The weighted average grant date fair value per share of options granted during the years ended January 31, 2013 and 2012, vested and unvested, was $0 and $2.83, respectively.

As of January 31, 2013, there was approximately $18,000 of unrecognized compensation cost related to unvested options. This cost is expected to be recognized over a weighted average period of approximately 1.2 years.

The Company recorded equity-based compensation expense on its options in accordance with U.S. GAAP of approximately $39,000 and $127,000 for the years ended January 31, 2013 and 2012, respectively, which is included in selling, general and administrative expenses.

During the fiscal years ended January 31, 2013 and January 31, 2012, option holders exercised 3,334 and 1,000 options, respectively.

11.	Income Taxes

Income tax (benefit) expense for the years ended January 31, 2013 and 2012 consisted of:

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	2013	2012
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	839,000	397,000
State	81,000	39,000
	920,000	436,000
Income tax expense	$920,000	$436,000

The following table illustrates the difference between the statutory income tax rates applicable to the Company versus the effective tax expense rate for the years ended January 31, 2013 and 2012:

	2013	2012
Federal tax rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3.4	4.1
Intrinsic costs warrants	-	2.1
Stock based compensation	0.4	5.2
Research and development tax credit	(11.4)	5.9
Other - primarily non-deductible expenses	0.2	1.4
Effective tax rate	26.6%	52.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2013 and 2012 were as follows:

	2013	2012
Current deferred tax assets:
Accounts receivable	$150,000	$133,000
Inventories	1,117,000	1,130,000
Compensation expense	169,000	187,000
Contract loss	(25,000)	15,000
Other	64,000	84,000
Total current deferred tax assets	1,475,000	1,549,000
Non-current deferred tax assets:
Property, plant and equipment, principally due to differences in depreciation and capitalized interest	(843,000)	(133,000)
Building held for sale	62,000	70,000
Research and experimentation and alternative minimum tax credits	888,000	325,000
Stock-based compensation	-	-
Net operating loss carryforward	185,000	508,000
Total non-current deferred tax assets	292,000	770,000
Total deferred tax asset	1,767,000	2,319,000
Non-current deferred tax liabilities:
Identifiable intangibles	224,000	35,000
Net deferred tax asset	$1,543,000	$2,284,000

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

At January 31, 2013, the Company has a total net operating loss carryforward for U.S. Federal tax purposes of approximately $496,000 and research and development tax credits of $623,000 which expire in various years through 2029.

Realization of the Company’s net deferred tax asset is dependent upon the Company generating sufficient taxable income in future years to obtain a benefit from the reversal of deductible temporary differences and from tax loss carryforwards. The Company has concluded that, based on expected future results and the future reversals of existing taxable temporary differences, a reserve is not needed at January 31, 2013.

The Company records provisions dealing with uncertain tax positions as required in ASC740. As a result, the Company has recorded a liability of $0 at January 31, 2013 and 2012, of unrecognized tax benefits, inclusive of estimated accrued interest and penalties. At January 31, 2013, there was no accrued interest or accrued penalties related to uncertain tax positions.

The Company is generally no longer subject to examinations with respect to returns that have been filed for years prior to 2010.

The Company is not currently under examination by any taxing authority. We do not anticipate that the amount of the unrecognized benefit will significantly increase or decrease within the next twelve months.

12. Major Customer Information

Direct and indirect sales to U.S. Government agencies, when combined, amounted to approximately $10,275,000, representing 33%, and $13,112,000, representing 44%, for the years ended January 31, 2013 and 2012, respectively. Of these amounts, approximately $5,901,000 and $6,365,000 were sales directly to U.S. Government agencies for the years ended January 31, 2013 and 2012, respectively. The remaining amounts of $4,374,000 and $6,747,000 represent sales to commercial customers for government applications for the years ended January 31, 2013 and 2012, respectively.

Foreign sales for the years ended January 31, 2013 and 2012 were approximately $8,085,000 and $5,903,000, respectively. Substantially all foreign sales contracts are payable in U.S. dollars.

Sales to the U.S. Government, Korea Aerospace Industries, Carp Industries and The Boeing Company represented approximately 19%, 11%, 10% and 10% of total sales for the year ended January 31, 2013, respectively. Accounts receivable at January 31, 2013 included approximately $1,082,000 due from Korea Aerospace Industries and $704,000 due from Carp Industries. Accounts receivable at January 31, 2012 included approximately $1,118,000 due from Alenia Aermacchi, $882,000 due from the U.S. Government and $654,000 due from Carp Industries. No other customer represented greater than 10% of accounts receivable at January 31, 2013 or 2012.

13. Commitments and Contingencies

Commitments

Purchase commitments

At January 31, 2013, the Company was committed to future purchases of approximately $6,092,000 for materials and services as well as a development contract. These purchase commitments are supported by firm underlying contracts with customers and contain provisions permitting the Company to terminate such purchase commitments in the event the underlying contracts should be terminated or discontinued.

Purchase commitments as of January 31, 2013 are as follows:

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

	Payments Due By Period
	Less Than One Year	One Year to 3 Years	Greater Than 3 Years to 5 Years	After 5 Years	Total
Purchase commitments	$5,681,000	$411,000	$-	$-	$6,092,000

Leases

On September 20, 2007, the Company entered into a five year operating lease at a location near Charlottesville, Virginia, which represents the new facility for the support and repair/overhaul employees of Avionics who were retained subsequent to the consolidation of the Earlysville operations into the Clearwater facility. Total rental expense was approximately $152,000 and $167,000 for the years ended January 31, 2013 and 2012, respectively, which is included in cost of sales. During fiscal year 2013, the lease term expired.

At January 31, 2013, there are no future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year.

Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of January 31, 2013, there were no claims or legal actions that will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. During fiscal year 2013, the Company signed an administrative order on consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative order on consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study. As a result of the initial and subsequent surveys, the Company’s responsibility for the remaining contamination treatment, future monitoring, oversight and other related costs is estimated at $404,000 as of January 31, 2013. The Company has capitalized these costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during fiscal year 2013 totaled $22,000 and costs incurred during the fiscal year ended January 31, 2012 totaled $20,000. At this time, the Company cannot predict how much, if any, it will incur for more costs in fiscal year 2014.

U.S. Government Defense Budget/Sequestration

In August 2011, the Budget Control Act reduced the U.S. DoD top line budget by approximately $490 billion through 2021. In addition, U.S. government expenditures are subject to the potential for further reductions, generally referred to as "sequestration". Sequestration would result in additional reductions of approximately $500 billion from the defense top line budget through 2021. The Office of Management and Budget (OMB) has estimated that sequestration would reduce non-exempt defense discretionary accounts during U.S. government fiscal year 2013 by approximately 9.4% (excluding military personnel accounts). The OMB has further stated that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds would be included in aggregate reductions, but has otherwise indicated that it cannot yet assess the impact of sequestration at the program, project, and activity level. The U.S. DoD has indicated that such reductions might require the termination of certain, as yet undetermined, procurement programs and other U.S. government customers, such as NASA and various intelligence agencies, may be required to take comparable actions. Any such impacts could have a material effect on our results of operations, financial position and/or cash flows.

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

Repayment Guaranty and performance Guaranty

On August 2, 2012, the Company entered into a stand-by letter of credit agreement with BMO Harris Bank in the amount of $187,500 related to our commitment for the repayment of a cash advance from a certain customer upon our failure to timely perform. This agreement had no effect on reducing the amount of credit available on the Amended and Restated Revolving Credit Line Note as of January 31, 2013. As of January 31, 2013, as a result of the Company’s timely performance, the stand-by letter of credit is void. In addition, the Company guaranteed 10% of the contract price, or $75,000, should the Company fail to deliver hardware. The contract subjects the Company to liquidated damages, limited to 10% of the total amount paid to the seller to date, for failure to timely deliver hardware. As of January 31, 2013, the Company expects to timely perform on the contract and avoid all contract damages.

14. Employee Retirement Plan

The Company’s employees are eligible, after completing three months of service, to participate in a 401(k) plan (the “Plan”) sponsored by Aerosonic Corporation. Under the terms of the Plan, employees may contribute up to 15% of their gross earnings subject to IRS limitations. The Company may match up to 100% of the first 3% of employees’ contributions. The Company’s matching contributions to the Plan were $273,000 and $222,000 for the years ended January 31, 2013 and 2012, respectively and are included in selling, general and administrative expenses.

15.	Quarterly Data (Unaudited)

Set forth below are the Company’s quarterly data (unaudited) for the years ended January 31, 2013 and 2012.

	Quarters Ended
	April 27	July 27	October 26	January 31
2013
Sales, net	$7,361,000	$7,472,000	$7,267,000	$8,921,000
Gross profit	$2,858,000	$2,247,000	$3,135,000	$3,690,000
Operating income (loss)	$720,000	$(161,000)	$765,000	$467,000
Net income (loss)	$413,000	$(138,000)	$454,000	$1,793,000
Basic income (loss) per share	$0.11	$(0.04)	$0.12	$0.47
Diluted income (loss) per share	$0.10	$(0.04)	$0.11	$0.43

	April 29	July 29	October 28	January 31
2012
Sales, net	$6,709,000	$6,421,000	$7,320,000	$9,157,000
Gross profit	$1,706,000	$1,417,000	$2,011,000	$3,361,000
Operating (loss) income	$(382,000)	$(221,000)	$336,000	$1,608,000
Net (loss) income	$(317,000)	$(167,000)	$146,000	$730,000
Basic (loss) income per share	$(0.08)	$(0.04)	$0.04	$0.19
Diluted (loss) income per share	$(0.08)	$(0.04)	$0.04	$0.18

AEROSONIC CORPORATION AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

16.	Subsequent Events

Merger Agreement

On April 19, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TransDigm Group Incorporated (“TransDigm”), and Buccaneer Acquisition Sub Inc. (“Purchaser”), an indirect wholly-owned subsidiary of TransDigm. Pursuant to the Merger Agreement, and on the terms and subject to the conditions described in the Merger Agreement, TransDigm agreed to conduct a cash tender offer (the “Offer”) to purchase all of the Company’s issued and outstanding shares of common stock (the “Shares”), at a price of $7.75 per share in cash, without interest (less any applicable withholding taxes). Following the successful completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of TransDigm.

The obligation of TransDigm and Purchaser to consummate the Offer is subject to customary conditions, including but not limited to: (a) at least a majority of the outstanding Shares (determined on a fully-diluted basis) having been validly tendered and not withdrawn prior to the expiration of the Offer; and (b) there having occurred no Change in Recommendation (as defined in the Merger Agreement) by the Company’s Board of Directors. The Merger Agreement permits the Company to solicit alternative acquisition proposals from third parties for 40 days, until May 29, 2013. There is no assurance that this process will result in an alternative transaction.

