Form 10-K/A
period 2013-01-31
AEROSONIC CORP /DE/
filed 2013-05-31
CIK 109471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended January 31, 2013 of Aerosonic Corporation (“Aerosonic,” “We,” and the “Company”) originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2013 (the “Original Filing”). This Amendment is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. We are filing this Amendment to amend and restate Part III, Items 10 through 14 in the Original Filing to include information previously omitted from the Original Filing that must be filed no later than 120 days after the end of the fiscal year covered by the Original Filing. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Other than the items outlined above, there are no changes to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

AEROSONIC CORPORATION

ANNUAL REPORT ON FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our Bylaws provide for a classified Board of Directors (“Board”), with the number of directors being fixed from time to time by action of the Board and the number of classes into which the directors shall be classified being three. The Board currently has fixed the number of directors at five directors, two of whom are designated as Class I directors with a term expiring in 2014, two of whom are designated as Class II directors with a term expiring in 2015 and one of whom is designated as a Class III director with a term expiring in 2013. At each Annual Meeting of Stockholders, directors in one class are elected for a full term of three years to succeed those directors whose terms are expiring.

Certain information with respect to our directors and executive officers was furnished in part by each such person.

Name	Age	Director Since	Position(s) Held with the Company
Donald Russell	61	2006	Lead Independent Director; Chairman of Compensation Committee; Member of Audit Committee and Nominating/Corporate Governance Committee

Thomas E. Whytas	48	2004	Director; Chairman of Audit Committee; Member of Compensation Committee and Nominating/Corporate Governance Committee

Roy Robinson	63	2008	Director; Chairman of Nominating/Corporate Governance Committee; Member of Compensation Committee and Audit Committee

P. Mark Perkins	56	1997	Director; Executive Vice President of Sales and Marketing

Douglas J. Hillman	57	2008	Director; President and Chief Executive Officer

Thomas W. Cason	58	—	Executive Vice President and Chief Operating Officer

Kevin J. Purcell	55	—	Executive Vice President and Chief Financial Officer

Donald Russell has been a director since February 2006. Mr. Russell is the managing partner of Sigma Group, LLC, an executive coaching firm. Mr. Russell is also CEO and a Board member of Old UGC, Inc. He also was a director of Etrials Worldwide Inc., a publicly traded software company, until its merger with Merge in 2009. He was Vice Chairman of the Board of Directors of CEA Acquisition Corporation from 2004 through February 2006. Mr. Russell has been Chairman of the Investment Committee for CEA Capital Partners USA, L.P. since February 1997 and a member of the Investment Committee of Seaport Capital Partners II, L.P. since its inception in February 2000. From July 1987 to June 1994, he was President of Communication Equity Associates’ New York Affiliate, CEA, Inc. and was responsible for overseeing its mergers, acquisitions and corporate financing businesses in the cable television and broadcasting industries. From 1974 to 1978 Mr. Russell worked for National Westminster Bank USA as a commercial lending officer. Mr. Russell has a B.A. in economics from Colgate University. In determining Mr. Russell’s qualifications to serve as a director, the Board has considered, among other things, his experience and expertise in investment banking and public company leadership.

Thomas E. Whytas has been a director since May 2004. Mr. Whytas, a U.S. military veteran, has 22 years of experience in the aerospace industry. He is currently the President of Financial Chrome, LLC, a consulting firm that provides CFO advisory services to businesses. Previously, he was the Executive Vice President and Chief Financial Officer of Medical Education Technologies Inc. (METI), the industry leader in medical simulation technology. Prior to METI, he served 15 years at CAE USA Inc. in positions of increasing responsibility up through the position of Chief Financial Officer and Finance Director of CAE’s U.S. operations. A Certified Public Accountant, Mr. Whytas also holds a Master’s Degree in Accounting from the University of South Florida. In determining Mr.Whytas’ qualifications to serve as a director, the Board has considered, among other things, his experience and expertise in financial matters in manufacturing companies, including defense contracting.

Roy Robinson has been a director since January 2008 when he was appointed to fill a vacancy on the Board. Mr. Robinson served as Chief Executive Officer of Seattle-based Aviation Technologies, Inc. from 2003 until his retirement in 2007. Previously, he was President of ELDEC Corporation (“ELDEC”). Following the acquisition of ELDEC by the Crane Aerospace Group, he was appointed Chief Operating Officer of the Crane Aerospace Group of companies which included ELDEC, Hydro-Aire, Lear Romec, and Resistoflex. In determining Mr. Robinson’s qualifications to serve as a director, the Board has considered, among other things, his experience and expertise in the aerospace industry, including the operational, management, and executive positions he has held previously in other aerospace companies.

P. Mark Perkins joined the Company as our Executive Vice President of Sales and Marketing in 1998. Prior to joining the Company, he was Vice President of Sales and Marketing at Gulf Aerospace, Inc. from 1992 to 1998. Previously, he served as Vice President and General Manager of National Aviation Academy. He also served as Assistant Vice President of Commercial Lending with SunTrust Bank. He has over 20 years of experience in various segments of the aviation industry including sales, corporate strategy, business and product development as well as investor relations. Mr. Perkins was elected to our Board in 1997 while at Gulf Aerospace. In determining Mr. Perkins’ qualifications to serve as a director, the Board has considered, among other things, his experience and expertise in the aerospace and banking industries, including the operational, management, and executive positions he has held previously in other aerospace companies.

Douglas J. Hillman joined the Company in April 2008 as our President and Chief Executive Officer. Mr. Hillman has held various executive and management positions within the aerospace industry for over 25 years. He joined Aerosonic from Kearfott Guidance & Navigation Corporation, a manufacturer of precision guidance components, where he served as Vice President/General Manager since 2005. From 2001 through 2005, he worked for Bird Technologies Group, a designer/manufacturer of communication equipment, holding positions ranging from Vice President/General Manager to Chief Operating Officer. Prior to Bird Technologies Group, he held numerous management positions of increasing responsibility at Moog Inc., a global manufacturer of precision control systems for aerospace and industrial applications. Mr. Hillman received MBA and BSEE degrees from the State University of New York at Buffalo. He currently serves on the Dean’s Council for the University’s School of Engineering. He has served on our Board since 2008. In determining Mr. Hillman’s qualifications to serve as a director, the Board has considered, among other things, his experience and expertise in the aerospace industry, including the operational, management, and executive positions he has held previously in other aerospace companies.

Thomas W. Cason has served as our Executive Vice President and Chief Operating Officer since August 2008. Mr. Cason has held a number of senior operations roles, including Executive Vice President and Chief Operating Officer of DeMorgan Communities, an affordable housing developer, from 2006 through 2008. From 2003 to 2006, he served as Operations Director at Honeywell Aerospace, a provider of cabin management systems for the private corporate jet industry. He holds MBA, MS and BS degrees from Virginia Tech.

Kevin J. Purcell has served as our Executive Vice President and Chief Financial Officer since May 2009. Before he joined the Company, he served as Vice President and Chief Financial Officer of Herley Industries, Inc., a manufacturer of microwave technology solutions, from 2006 until 2009. Prior to joining Herley, he served as Vice President Finance, Contracts and Compliance for Smiths Aerospace LLC, Customer Services Americas, a manufacturer of aircraft control and diagnostic systems, from 2002 until 2006. He received his B.B.A. degree in financial accounting from Iona College and his M.B.A. degree from Pepperdine University. He is a Certified Public Accountant, a Certified Management Accountant, and a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants, the National Contract Management Association and Financial Executives International.

There are no family relationships among any of our directors or these officers.

CORPORATE GOVERNANCE

Independence of the Board of Directors

Under the NYSE MKT listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE MKT, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable NYSE MKT listing standards: Messrs. Robinson, Russell and Whytas. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. Mr. Hillman, our President and Chief Executive Officer, and Mr. Perkins, our Executive Vice President of Sales and Marketing, are not independent directors by virtue of their employment with us.

Meetings and Committees of the Board of Directors

During the year ended January 31, 2013 (“fiscal year 2013”), the Board held 7 meetings. During fiscal year 2013, each of the directors attended at least 75% of the aggregate number of meetings of the Board and meetings of committees thereof on which he served. We encourage all directors to attend the Annual Meeting of Stockholders, but do not require them to attend. In 2012, all of the then-current directors attended the Annual Meeting of Stockholders.

The Board currently has, and appoints members of, a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 and the Rules of the NYSE MKT.

Audit Committee. The Audit Committee is composed entirely of “independent directors” in accordance with the “audit committee” independent director standards of the NYSE MKT and SEC rules. Its members are Thomas E. Whytas (chairman), Roy Robinson and Donald Russell. The Board has determined that Mr. Whytas is the Audit Committee’s designated “audit committee financial expert.” The Audit Committee met 6 times during fiscal year 2013. The functions performed by the Audit Committee are described in the Audit Committee Charter adopted by the Board, a copy of which is available on our website at www.aerosonic.com under Investors/Governance.

Compensation Committee. The Compensation Committee members are Donald Russell (chairman), Roy Robinson and Thomas E. Whytas, each of whom is an “independent director” in accordance with standards established by the NYSE MKT for compensation committees. The Compensation Committee, which met six times during fiscal year 2013, reviews and approves our employee benefit plans, administers our executive compensation plans, and reviews and makes recommendations to the Board with respect to compensation of our executive officers and outside directors, as set forth in its Charter, a copy of which is available on our website at www.aerosonic.com under Investors/Governance.

Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee members are Roy Robinson (chairman), Donald Russell and Thomas E. Whytas, each of whom is an “independent director” in accordance with standards established by the NYSE MKT for nominating committees. The Nominating/Corporate Governance Committee reviews and assesses the composition of the Board, assists in identifying potential new candidates as directors, and submits its recommendations for nomination of directors to the Board. The Nominating/Corporate Governance Committee also regularly reviews the size and composition of the Board and individual director performance and recommends to the Board any changes it deems appropriate.

The policies and function of the Nominating/Corporate Governance Committee are detailed in its Charter, which is currently available on our website at www.aerosonic.com under Investors/Governance. The Nominating/Corporate Governance Committee met two times during fiscal year 2013.

Our Bylaws provide that stockholders may make nominations for election to the Board and the Nominating/Corporate Governance Committee will consider those nominees. To recommend a prospective nominee to the Nominating/Corporate Governance Committee for consideration, stockholders must submit the prospective nominee’s name and qualifications to the Corporate Secretary, in writing, by delivering or sending such recommendation to the following address: Aerosonic Corporation, 1212 North Hercules Avenue, Clearwater, Florida, 33765, Attention: Corporate Secretary. Stockholders are urged to assure delivery of their recommendations by arranging for some form of delivery receipt.

The Nominating/Corporate Governance Committee’s policy regarding the consideration and selection of director candidates (whether recommended by directors, members of management, stockholders, or any other persons) is to seek candidates who have a demonstrable record of personal and professional ethics and integrity, business and professional experience, knowledge of our industry, academic achievements, service on other boards of directors, and civic involvement. The Nominating/Corporate Governance Committee has not set any objective minimum qualifications that must be met by a nominee, but rather seeks to identify candidates with outstanding backgrounds and experience as measured by the above selection criteria.

The Nominating/Corporate Governance Committee’s process for identifying and evaluating director nominees includes active solicitation of suggestions from our management, as well as engaging in an active dialogue with executives and directors within our industry and in related industries. The Nominating/Corporate Governance Committee also considers nominations submitted by stockholders as discussed above. Although the Nominating/Corporate Governance Committee does not have a formal policy regarding diversity, the Nominating/Corporate Governance Committee considers the diversity of viewpoints, backgrounds and experiences, as well as other various factors relevant to any particular nominee in identifying nominees for a directorship. The Nominating/Corporate Governance Committee requires a background check by an independent contractor of any candidate it deems as an appropriate nominee before making a recommendation of that person to the Board. The Company has not paid any fees to third parties to identify or evaluate or assist in identifying or evaluating potential nominees, but may consider the use of such third parties in the future.

A stockholder who desires to nominate a director for election to our Board should see the other requirements set forth in our Bylaws.

Board Leadership Structure

The Board currently includes three independent directors and two employee directors. The Company does not have an official Chairman of the Board position; however, the Company’s Bylaws direct the President and CEO to organize and preside over meetings of the Board. We have also implemented a lead independent director position (“Lead Independent Director”) which is currently filled by Mr. Russell.

The Lead Independent Director must be an independent director and has several defined duties which are designed to enhance effective governance and coordination. These include: providing a focal point for communication between management and the outside directors; reviewing and approving Board agendas as proposed by the President and CEO; providing for Board development; and coordinating oversight of Board activities.

We believe that our current board leadership structure is appropriate as the majority of the members of our board of directors are independent directors, and all significant committees are led and staffed by our independent directors.

The Board’s Role in Risk Oversight

It is management’s responsibility to manage risk and bring to the Board’s attention any material risks to the Company. The Board has oversight responsibility through its Audit Committee, which oversees the Company’s risk policies and processes relating to the financial statements and financial reporting processes and the guidelines, policies and processes for mitigating those risks. The Audit Committee holds regular meetings with management to review the inherent risks associated with the financial reporting process.

The Board is actively involved in oversight of risks that could affect the Company. This oversight is conducted primarily through committees of the Board as disclosed in the descriptions of each of the committees above and coordinated by the Lead Independent Director with the full board of directors retaining responsibility for general oversight of risks. The Board satisfies this responsibility through full reports by each committee chairman regarding the committee’s considerations and actions.

Code of Conduct

We have adopted a code of conduct (“Code of Conduct”) that includes a code of ethics that applies to all of our employees and directors (including our principal executive officer and our principal financial and accounting officer). This Code of Conduct is posted on our website and is available for review at www.aerosonic.com/investors/code-of-conduct.

Communications to the Board from Stockholders

The Board welcomes communications from our stockholders and requests that all such communications be sent to Aerosonic Corporation, 1212 North Hercules Avenue, Clearwater, Florida 33765, Attention: Corporate Secretary. All communications that relate to matters that are within the scope of responsibilities of the Board or its committees will be forwarded to the appropriate directors by the Corporate Secretary. Communications also may be addressed to one or more directors or to the entire Board. If a stockholder requests that any such communication be treated as confidential and delivered only to one or more directors, it may be submitted in a sealed envelope with a request that the communication be treated as a confidential matter for immediate delivery to the intended recipient(s).

Review of Related Person Transactions

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Conduct provides guidelines for approval by our Chief Executive Officer of transactions between Aerosonic, on the one hand, and our directors and/or employees on the other hand. In particular, our Code of Conduct prohibits conflicts of interest and provides non-exclusive examples of conduct that would violate the prohibition. If any of our employees are unsure as to whether a conflict of interest exists, the employee is instructed that he or she should consult with the Chief Executive Officer or in the case of a director, the Audit Committee of the Board, and must comply with any actions the Audit Committee decides are necessary to protect against the conflict of interest.

We annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. Our Board annually reviews all transactions and relationships disclosed in the directors’ and officers’ questionnaires, and the Board makes a formal determination regarding each director’s independence. If a director is determined to no longer be independent, such director, if he or she serves on any of the Audit Committee, the Nominating/Corporate Governance Committee, or the Compensation Committee, will be removed from such committee prior to (or otherwise will not participate in) any future meetings of the committee. If the transaction presents a conflict of interest, the Board will determine the appropriate response.

For the fiscal years ended January 31, 2012 and January 31, 2013 and the interim period thereafter, there were no related party transactions reportable under Item 404 of Regulation S-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”), as amended, requires our directors and specified officers to file reports on Forms 3, 4 and 5 with respect to their ownership and changes in ownership of our equity securities with the SEC and the NYSE MKT and to furnish us with copies of these reports.

Based solely upon a review of the copies of these Form 3, 4, and 5 reports and amendments thereto that we received, and certain written representations that we received from these persons, we believe that all applicable filing requirements were complied with for fiscal year 2013.

ITEM 11. EXECUTIVE COMPENSATION

The Compensation Committee has the responsibility to review, approve and recommend for the approval of the full Board our compensation program and the annual compensation levels for our executive officers: the president and chief executive officer, the executive vice president-chief financial officer, the executive vice president-sales and marketing and the executive vice president-chief operating officer.

Compensation Objectives

The primary goals of our executive compensation program are to incentivize and reward superior executive performance and encourage excellent leadership, hard work and dedication. Our compensation programs are designed to enable us to achieve the following objectives:

•	to attract, engage and retain top talent that ensures the achievement of business goals, strategies and objectives;

•	to reward officers for long-term strategic management, which includes, among other things, the implementation of performance enhancing strategies and retention of key customers; and

•	to reward superior executive performance that results in increased value for our stockholders.

Compensation Elements

Our executive compensation program has a primary purpose to attract, retain and motivate highly trained and experienced individuals whose technical expertise and business talents will enable us to succeed.

The key components of our compensation program include base salary, annual cash incentive awards and long-term incentives, as discussed below.

Base Salary. The primary element of our executive compensation is base salary. In approving or fixing base salaries, the Compensation Committee draws upon both industry data and its collective business judgment and experience with respect to what it understands to be fair, reasonable and equitable compensation in view of our requirements for recruitment and retention in a highly competitive market. In its deliberations, the Compensation Committee considers:

•	the executive’s compensation relative to other officers;

•	the executive’s compensation relative to our industry peer group;

•	recent and expected performance of the executive;

•	our recent and expected overall performance;

•	the recommendations of our President and Chief Executive Officer as it relates to the other executive officers; and

•	our overall budget for base salary.

We rely upon our judgment of numerous factors, and not solely upon set numerical performance data or similar guidelines. We do not use short-term changes in our stock price as a guide in determining executive compensation. Key factors affecting our judgments include the nature and scope of each executive’s responsibilities, effectiveness, productivity and growth. Of course, in order to attract and retain talented executives, our executive compensation is also calibrated by comparison to the compensation of executives at similarly sized and situated companies in our industry.

Cash Incentive Award Program. In addition to base salaries, each year we incentivize our executive leadership through performance-based variable compensation awards. We believe that our structure allows us the flexibility to reward performance without creating a system where annual incentives are paid without regard to performance and are viewed as an entitlement rather than an incentive and reward. The President and CEO is eligible for a maximum cash incentive award of 50% of his base salary and each of the other named executive officers is eligible for a maximum cash incentive award of 35% of his base salary. The cash incentive award is determined based upon the following measurements: (a) 50% based upon financial performance against budget for bookings, net sales, operating income and EBITDA, (b) 25% based upon achievement of specific personal objectives, and (c) 25% based upon the assessment of the President and CEO (or in the case of the President and the CEO, by the Compensation Committee) after evaluating the executive’s performance against both Company and personal objectives. The Compensation Committee may then adjust the eligible cash incentive award by up to 25%, positively or negatively, based on its assessment of the executive’s performance against both company and personal objectives. In certain circumstances, as approved by the Compensation Committee, annual incentives may include equity compensation in lieu of cash or a combination of both equity compensation and cash. Actual cash incentives are paid to the executives in the second quarter of the following year, unless other arrangements are agreed. Cash incentive awards were awarded for fiscal year 2013 to the named executive officers as discussed below under the “Summary Compensation Table”.

Long-Term Incentives. We have one equity-based employee compensation plan, referred to as the Aerosonic Corporation 2004 Stock Incentive Plan, as amended. Our long-term equity incentives are designed to focus management on the long-term success of the Company to be evidenced by appreciation of the Company’s stock price over several years, as a result of growth in the Company’s earnings per share and other elements. These long-term equity incentives thereby align the interests of the management team with the interests of the stockholders by vesting over time. As part of our compensation plan, long- term incentives may include stock options and performance-based restricted stock awards. Performance-based restricted stock awards were awarded in fiscal year 2013 to Messrs. Hillman, Purcell, Perkins and Cason of 20,000, 12,000, 12,000 and 12,000 shares, respectively.

Ownership Guidelines

We do not have a stock ownership policy for our executives.

Hedging and Insider Trading Policies

The Company adopted a policy on insider trading for officers, directors, employees and certain consultants of the Company and its subsidiaries with respect to the trading of the Company’s securities, as well as the securities of publicly-traded companies with whom the Company and its subsidiaries have a business relationship. The policy prohibits any insider from buying and selling Aerosonic securities at all times, except during specified “window” periods. A window period begins on the third full trading day after the public release by the Company of its quarterly financial results, or prior year’s financial results in the case of the fourth quarter, and ends fifteen calendar days prior to the end of the then current quarter. Even within the designated window periods, insiders are still prohibited from buying and selling the Company’s securities if an insider possesses material information about the Company which is not publicly available. The policy generally does not apply to the exercise of options to purchase common stock of the Company or its subsidiaries.

We do not have a formal policy on hedging.

Retirement Benefits

We have no defined benefit pension plan. We have a 401(k) Plan covering substantially all employees. The 401(k) Plan is an important factor in attracting and retaining employees as it provides an opportunity to accumulate retirement funds. Our 401(k) Plan provides for annual deferral of up to $17,000 for individuals until age 50, $22,500 for individuals 50 and older, or, as otherwise allowed by the Internal Revenue Code. The Company matches 100% of employee contributions up to 3% of the employee’s salary. Matching contributions will vest according to the following schedule:

Years of Service	Vested Interest
Less than 2 years	0%
2 years, but less than 3 years	33%
3 years, but less than 4 years	67%
4 years or more	100%

Employment Agreements

Mr. Hillman’s employment agreement commenced on April 17, 2008. The employment agreement is terminable by: (i) the employee on 30 days prior written notice, or immediately upon mutual agreement, (ii) the Company at any time with “cause” (as such is defined in his employment agreement), immediately upon written notice to Mr. Hillman, or (iii) the employee’s death or disability. In the event that the Company elects to terminate Mr. Hillman without cause, the employee will be entitled to receive severance payments of six month’s salary (subject to the terms of his retention agreement described below).

Mr. Purcell’s employment agreement commenced on May 26, 2009. The employment agreement is terminable by: (i) the employee on 30 days prior written notice, or immediately upon mutual agreement, (ii) the Company at any time with “cause” (as such is defined in his employment agreement), immediately upon written notice to Mr. Purcell, or (iii) the employee’s death or disability. In the event that the Company elects to terminate Mr. Purcell without cause, the employee will be entitled to receive severance payments of six month’s salary (subject to the terms of his retention agreement described below).

Mr. Cason’s employment agreement commenced on August 26, 2008. The employment agreement is terminable by: (i) the employee on 30 days prior written notice, or immediately upon mutual agreement, (ii) the Company at any time with “cause” (as such is defined in his employment agreement), immediately upon written notice to Mr. Cason, or (iii) the employee’s death or disability. In the event that the Company elects to terminate Mr. Cason without cause, the employee will be entitled to receive severance payments of six month’s salary (subject to the terms of his retention agreement described below).

Mr. Perkins’ amended and restated employment agreement commenced on November 28, 2005. The employment agreement may be terminated by the Company at its option, by notice to Mr. Perkins at least 30 days prior to such termination, upon the occurrence of certain events, including a determination by the Company’s directors that Mr. Perkins should be discharged for any reason, with or without cause.

Retention Agreements; Change of Control Arrangements

On December 13, 2010, Aerosonic entered into “double trigger” retention agreements (the “Retention Agreements”) with the executive officers listed below (collectively, the “Officers”), which agreements will remain an obligation of Aerosonic or its successor following the Merger: Douglas J. Hillman –President and Chief Executive Officer; Kevin J. Purcell – Executive Vice President and Chief Financial Officer; Thomas W. Cason – Executive Vice President and Chief Operating Officer; and P. Mark Perkins – Executive Vice President of Sales and Marketing. These agreements were amended and restated as of April 18, 2013.

Each Retention Agreement provides that if a Triggering Event (as defined below) occurs within 18 months following a Change of Control (as defined in the Retention Agreement), Aerosonic will pay to the Officer as severance compensation the following amounts:

•

For Mr. Hillman and Mr. Purcell, 110% of the Officer’s base salary in effect at the time of the Triggering Event times 150%, plus an amount equal to 150% of the average of the Officer’s bonus over the previous two fiscal years from the Triggering Event, payable in equal monthly installments over 18 months; and

•

For Mr. Cason and Mr. Perkins, 110% of his base salary in effect at the time of the Triggering Event, plus an amount equal to the average of his bonus over the previous two fiscal years from the Triggering Event, payable in equal monthly installments over 12 months.

Payment of the foregoing amounts is subject to certain conditions, including the Officer entering into a general release in favor of Aerosonic and satisfactorily performing his obligations under his Retention Agreement, including compliance with his confidentiality, non-disclosure, non-solicitation and non-competition obligations.

For purposes of each Retention Agreement, a “Triggering Event” means the occurrence of any of the following:

•	Aerosonic terminates the Officer’s employment with Aerosonic without cause (as that term is defined in the Officer’s employment agreement);

•	the Officer terminates his employment because Aerosonic has reduced his base salary or bonus eligibility in effect at the time of the Change of Control; or

•

the Officer terminates his employment because Aerosonic has reduced his title, duties, authority or reporting relationships so as to materially reduce his overall job responsibilities from the levels in effect at the time of the Change of Control or requires the Officer to relocate to a location more than 40 miles from Aerosonic’s headquarters at the time of the Change of Control.

The purchase of Shares pursuant to the Offer will constitute a Change of Control under the Retention Agreements. A Change of Control does not, alone, trigger any payments under the Retention Agreements, however.

Under the Aerosonic Corporation 2004 Stock Incentive Plan, as amended (the “Plan”), all outstanding options shown in the table titled “Outstanding Equity Awards at Fiscal Year-End” under “Stock Option Information for the Year Ended January 31, 2013” for the executive officers will become immediately exercisable in the event that there is, with respect to us, a “change in control.” A “Change of Control” is defined by the Plan as: (i) the acquisition by a person of control of 50% or more of the combined voting securities of the Company, (ii) the merger or consolidation of the Company and any other entity where the voting securities of the Company prior to thereto do not represent more than 50% of the combined voting power of the voting securities of the Company or such surviving entity immediately after such merger or consolidation, or (iii) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets. The purchase of Shares pursuant to the Offer will constitute a Change of Control under the Plan.

Indemnification and Insurance

Aerosonic has entered into indemnifications agreements with Messrs. Hillman, Purcell, Cason, and Perkins, as well as with independent directors Donald Russell, Thomas Whytas, and Roy Robinson. In accordance with the terms of such indemnification agreements, indemnification includes payment of expenses, damages, costs of attachment or similar bonds, judgments, fines and amounts paid in settlement (if approved in advance by Aerosonic) which an indemnitee incurs because of claims against the indemnitee by reason of the fact that indemnitee is or was, or has agreed to become, an officer and/or director of Aerosonic or an officer and/or director of another business entity at the request of Aerosonic. Such indemnification provides for advancement to the indemnitee of those costs, including legal fees. Aerosonic is, however, not obligated to provide indemnity and costs where it is adjudicated that the indemnitee did not act in good faith in the reasonable belief that the indemnitee’s actions were in Aerosonic’s best interests. Aerosonic also maintains directors’ and officers’ liability insurance that insures Aerosonic’s directors and officers against certain losses and insures Aerosonic with respect to its obligations to indemnify its directors and officers.

As of the date hereof, no payments have been made to any of our past or present directors or officers for such indemnification or under any insurance policy.

Compensation Recovery Policies

We maintain a policy that we will evaluate in appropriate circumstances whether to seek the reimbursement of certain compensation awards paid to an executive officer, if such executive engages in misconduct that causes or partially causes a restatement of our financial results, in accordance with section 304 of the Sarbanes-Oxley Act of 2002. If circumstances warrant, we will seek to recover appropriate portions of the executive officer’s compensation for the relevant period, as provided by law.

Tax Deductibility of Executive Compensation

We review and consider the deductibility of executive non-performance based compensation under the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended”, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals, subject to certain exceptions, including an exception for performance-based compensation. We believe that compensation paid to our executives, including under our incentive plans, is generally fully deductible for federal income tax purposes.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned in fiscal year 2013 by our President and Chief Executive Officer and our three other most highly compensated executive officers who were serving as executive officers as of January 31, 2013. We refer to the officers listed in the table below collectively as our “Named Executive Officers.”

Name and Principal Position	Year ended Jan 31	Salary ($)	Cash Incentive Awards ($)	Option Awards ($) (1)	Stock Awards ($) (2)	All other compensation ($) (3)	Total
Douglas J. Hillman,	2013	$287,244	166,650	—	78,000	24,575	$556,469
President & Chief Executive Officer	2012	$263,696	70,584	11,627	—	21,624	$367,531
Kevin J. Purcell, Executive	2013	$209,432	78,933	—	46,800	18,303	$353,468
Vice President & Chief Financial Officer	2012	$196,001	39,280	8,239		18,143	$261,663
Thomas W. Cason,	2013	$175,623	71,814	—	46,800	16,448	$310,685
Executive Vice President & Chief Operating Officer	2012	$186,156	40,762	8,239	—	15,444	$250,601
P. Mark Perkins,	2013	$187,400	77,219	—	46,800	19,949	$331,368
Executive Vice President Sales & Marketing	2012	$181,544	35,982	8,239		19,581	$245,346

(1)	Amounts shown reflect the aggregate grant date fair value computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). See footnotes 1 and 10 of our notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2013, for a discussion of the assumptions used to compute grant date fair value.
(2)	Performance-based restricted stock awards were awarded in fiscal year 2013 to Messrs. Hillman, Purcell, Cason, and Perkins of 20,000, 12,000, 12,000, 12,000, and 12,000 shares, respectively. Amounts shown reflect the aggregate grant date fair value computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718).
(3)	Amounts include the value of employment benefits paid by the Company on behalf of the named executive officer. The Company does not maintain a separate benefits plan for its executives. These benefits primarily include retirement contributions, medical and dental insurances, life insurance and short-term disability.

Stock Option Information for the Year Ended January 31, 2013

The following table provides information regarding each unexercised stock option held by each of our Named Executive Officers as of January 31, 2013.

Outstanding Equity Awards at January 31, 2013

Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)		Option Exercise Price ($)	Option Expiration Date
Douglas J. Hillman,	75,000	—		$4.47	4/22/2018
	48,000	—		$1.00	2/27/2019
	2,000	4,000	(1)	$2.70	4/19/2021

Kevin J. Purcell,	25,000	—		$2.36	5/26/2019
	1,333	2,667	(2)	$2.87	4/6/2021

Thomas W. Cason,	25,000	—		$2.39	8/26/2018
	24,000	—		$1.00	2/27/2019
	1,333	2,667	(2)	$2.87	4/6/2021

P. Mark Perkins	7,500	—		$6.20	6/9/2015
	7,500	—		$8.29	4/5/2016
	25,000	—		$4.47	4/22/2018
	2,000	—		$2.25	10/1/2018
	24,000	—		$1.00	2/27/2019
	1,333	2,667	(2)	$2.87	4/6/2021

(1)	Mr. Hillman’s unexercisable options vest in two equal amounts on April 19, 2013 and 2014, respectively. These options will vest on the Acceptance Date.
(2)	Mr. Purcell’s, Mr. Cason’s, and Mr. Perkin’s unexercisable options vest in two equal amounts on April 6, 2013 and 2014, respectively. These options will vest on the Acceptance Date.

No stock options were awarded in fiscal year 2012 or fiscal year 2013 to any of our Named Executive Officers.

Tax and Accounting Considerations

We have structured our compensation program to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or “Section 409A.” If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2013, Messrs. Russell, Robinson and Whytas, none of whom is an officer or employee of the Company, were members of the Compensation Committee. Our Compensation Committee currently determines the compensation levels of our executive officers as described above. None of our executive officers has served as a director or member of a compensation committee, or other committee serving an equivalent function, of any entity of which one of its executive officers served as a member of our Compensation Committee or our Board.

COMPENSATION OF DIRECTORS

Each independent director receives annual compensation of $40,000 in the form of cash-based compensation and stock-based compensation. Mr. Russell receives additional annual cash compensation of $10,000 for his role as Lead Independent Director. In addition, for special meetings of the Board, each director may receive $2,000 per special meeting.

Cash-Based Compensation. In fiscal year 2013, non-employee directors earned cash compensation of $20,000 each. Mr. Russell, our Lead Director, earned additional cash compensation of $10,000. Except for fees described above for certain special meetings, the Company does not pay additional fees (in cash or otherwise) for attending Board or committee meetings. Normally, each non-employee director is paid his respective cash compensation on a quarterly basis, on or about the last day of January, April, July and October. The Company also reimburses non-employee directors for actual travel and out-of-pocket expenses incurred in connection with their service to the Company. During the fourth quarter of fiscal year 2013, special meeting fees were earned as follows: $10,000 by Mr. Russell, $8,000 by Mr. Robinson, and $8,000 by Mr. Whytas.

Stock-Based Compensation. In fiscal year 2013, each non-employee director also earned stock-based compensation of $20,000. All stock-based compensation is accrued quarterly and valued as of the last day of each fiscal quarter. The number of shares issued at each of these dates is determined by dividing the stock price at the close of business on those dates into the $5,000 quarterly compensation amount, and rounding up to the nearest whole share. The shares are issued under the Aerosonic Corporation 2004 Stock Incentive Plan.

Director Compensation Table

The following table shows all compensation for our non-employee directors for fiscal year 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Roy Robinson	$28,000	$20,000	$48,000
Donald Russell	$40,000	$20,000	$60,000
Thomas E. Whytas	$28,000	$20,000	$48,000

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

THE COMPENSATION COMMITTEE

Donald Russell (Chairman)

Roy Robinson

Thomas E. Whytas

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based on a review of filings with the SEC, as well as information available to us, the following table sets forth information as of May 31, 2013 (except as noted below) as to our common stock owned by (a) each of our directors, (b) each of our named executive officers, (c) all of our current directors and executive officers as a group and (d) each person who, to our knowledge, beneficially owned more than 5% of our common stock. As of May 31, 2013, we had 4,451,101 of our common shares issued and 4,020,334 common shares outstanding.

Name of Beneficial Owner (and address of owners of more than 5%)	Amount of Shares Beneficially Owned (1)		Percent of Class
Douglas J. Hillman	193,377	(2)	4.81%
Kevin J. Purcell	55,621	(3)	1.38%
Thomas W. Cason	71,666	(4)	1.78%
P. Mark Perkins	98,666	(5)	2.45%
Roy Robinson	49,438		1.23%
Thomas E. Whytas	55,400		1.38%
Donald Russell	133,122	(6)	3.31%
All current directors and executive officers as a group (7 persons)	657,290		16.35%
Water Island Capital, LLC 41 Madison Ave, 42nd Floor New York, NY 10010	741,298	(7)	18.44%
Electro Technik Industries, Inc. 12449 Enterprise Boulevard Largo, FL 33773	406,300	(8)	10.11%
Bruce Stone 28 Villa Lane Boynton Beach, FL 33436	302,674	(9)	7.53%
Martin Finan 103 S. Stough Street Hinsdale, IL 60521	374,501	(10)	9.32%
Minerva Advisors LLC
David P. Cohen 50 Monument Road, Suite 201 Bala Cynwyd, PA 19004	293,778	(11)	7.31%

(1)	The directors, executive officers, and groups named in the table above have sole voting and investment power with respect to the shares listed in the table, unless otherwise indicated below. The share amounts listed include shares of our common stock that the persons named in the table above have the right to acquire within 60 days from May 31, 2013.

(2)	Includes (i) 127,000 shares of common stock issuable on the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2013 and (ii) 30,000 shares of unvested restricted stock. Mr. Hillman has the right to vote, but no right to dispose of, the shares of unvested restricted stock.
(3)	Includes (i) 27,666 shares of common stock issuable on the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2013 and (ii) 20,000 shares of unvested restricted stock. Mr. Purcell has the right to vote, but no right to dispose of, the shares of unvested restricted stock.
(4)	Includes (i) 51,666 shares of common stock issuable on the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2013 and (ii) 20,000 shares of unvested restricted stock. Mr. Cason has the right to vote, but no right to dispose of, the shares of unvested restricted stock.
(5)	Includes (i) 68,666 shares of common stock issuable on the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2013 and (ii) 20,000 shares of unvested restricted stock. Mr. Perkins has the right to vote, but no right to dispose of, the shares of unvested restricted stock.
(6)	Of this amount, 2,500 shares are held by Mr. Russell’s spouse, and 2,000 shares are held in trusts for Mr. Russell’s children.
(7)	The information for Water Island Capital, LLC is derived from a Schedule 13G filed with the SEC on May 8, 2013, which states that, as of April 30, 2013, it beneficially owned an aggregate amount of 741,298 shares of common stock.
(8)	The information for Electro Technik Industries, Inc. (ETI) is derived from a Form 4 filed with the SEC on February 15, 2013, which states that, as of February 12, 2013, ETI beneficially owned 406,300 shares of common stock with sole power to vote and dispose of such shares.
(9)	The information for Bruce Stone is derived from a Schedule 13G filed with the SEC on May 11, 2012, which states that, as of February 19, 2010, he beneficially owned an aggregate amount of 302,674 shares of common stock. Of the 302,674 shares of common stock beneficially owned by Bruce J. Stone (“Stone”), 100,000 shares are subject to warrants issued to Stone on May 21, 2009 and 60,000 shares are subject to warrants issued to Stone on February 19, 2010 pursuant to the terms of a loan transaction between the Company and Stone (the “Warrant(s)”), which are eligible to be acquired within 60 days through the exercise of the Warrants. Each Warrant entitles Stone to purchase one share of common stock. The first tranche of Warrants are exercisable, in whole or in part, at an exercise price equal to $0.64 per share and the second tranche of Warrants are exercisable, in whole or in part, at an exercise price equal to $1.98 per share. The remaining 142,674 shares of common stock are directly owned by Stone.
(10)	The information for Martin Finan is derived from a Schedule 13G, filed with the SEC on March 8, 2013, which states that, as of March 7, 2013, he beneficially owned 374,501 shares with sole power to vote and dispose of such shares.
(11)

The information for Minerva Advisors LLC and David P. Cohen is derived from a Schedule 13G, filed with the SEC on February 11, 2013, which states that, as of December 31, 2012, 115,600 shares are held by Minerva

Advisors LLC, and 178,178 shares are held by Minerva Group, LP. As of such date, (i) David P. Cohen, Minerva Advisors LLC, Minerva GP, LP and Minerva GP, Inc. are deemed beneficial owners of all 178,178 shares held by Minerva Group, L.P. with sole power to vote and dispose of such shares, and (ii) David P. Cohen is deemed a beneficial owner of all 115,600 shares held by Minerva Advisors LLC with shared power to vote and dispose of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For the fiscal years ended January 31, 2012 and January 31, 2013 and the interim period thereafter, there were no related party transactions reportable under Item 404 of Regulation S-K.

See “Employment Agreements” and “Retention Agreements; Change-of-Control Arrangements” under Item 12 above for summaries of our employment agreements and retention agreements with certain executive officers.

See “Corporate Governance” under Item 10 above for summaries of our director independence and any related party transaction policies.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed and paid by us to Mayer Hoffman McCann P.C. for the years ended January 31, 2013 and 2012 for audit and other professional services.

	Fiscal Years,
	2013	2012
Audit Fees	$208,000	$208,000
Audit-Related Fees	18,000	16,000
Tax Fees	28,000	26,000
All Other Fees	—	—

Total Fees	$254,000	$250,000

The terms “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in the above table, shall have the following meanings:

Audit Fees. Audit Fees, which were approximately $208,000 and $208,000 for fiscal years 2013 and 2012, respectively, are fees billed to us for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit-Related Fees, which were approximately $18,000 and $16,000 for fiscal years 2013 and 2012, respectively, are for the audit of our 401(k) plan and audit-related consents.

Tax Fees. Tax Fees, which were approximately $28,000 and $26,000 for fiscal years 2013 and 2012, respectively, are fees billed to us for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. All Other Fees, which were approximately $0 and $0 for fiscal years 2013 and 2012, respectively, are fees billed to us for products and services provided to us not included in the foregoing categories.

The Audit Committee has considered whether the provision of the services identified under Audit-Related Fees, Tax Fees and All Other Fees is compatible with maintaining the independence of our principal accountants and have determined that the provision of such services is compatible with such accountants’ independence.

The engagement of our independent auditors and any non-audit services to be provided thereby shall be pre-approved by the Audit Committee or approved pursuant to policies and procedures established by the Audit Committee. The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by Aerosonic’s independent registered public accounting firm. The Chairman of the Audit Committee has been designated by the Audit Committee to provide such pre-approvals. The Audit Committee approved all fees for non-audit services for fiscal year 2013, including all services provided in exchange for Audit-Related Fees, Tax Fees and All Other Fees, as such terms are described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of April 19, 2013, among Aerosonic Corporation, TransDigm Group Incorporated and Buccaneer Acquisition Sub Inc., incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

3.1	Restated Certificate of Incorporation of Instrument Technology Corporation, filed on January 12, 1970, incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.2	Certificate of Amendment to the Articles of Incorporation, changing the name Instrument Technology Corporation to Aerosonic Corporation, filed on September 21, 1970, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.3	Certificate of Amendment to the Articles of Incorporation of Aerosonic Corporation, filed on August 6, 1971, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.4	Certificate of Reduction of Capital of Aerosonic Corporation, filed on June 5, 1978, incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.5	Certificate of Amendment to Articles of Incorporation of Aerosonic Corporation, filed on February 12, 1993, incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, filed on October 31, 2003.

3.6	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, filed on April 18, 2005.

4.1	Amendment to Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed on June 1, 2009.

10.1*	Employment Agreement, dated April 17, 2008, between the Company and Douglas Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 23, 2008.

10.2*	Amended and Restated Employment Agreement, dated November 28, 2005, between the Company and Mark Perkins, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2005, filed on November 28, 2005.

10.3*	Employment Agreement, dated August 25, 2008, between the Company and Thomas Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 25, 2008.

10.4*	Aerosonic Corporation 2004 Stock Incentive Plan (as amended and restated on July 26, 2007), incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8, filed on August 31, 2007.

10.5	Share Purchase Agreement, dated August 21, 2007, between the Company, OP Technologies, Inc., Optimization Technologies, Inc. and certain stockholders thereof, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 24, 2007.

10.6	Form of Loan Agreement, dated May 14, 2009, between the Company and Investors, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.7	Form of 14% Subordinated Note, dated May 14, 2009, between the Company and its wholly-owned subsidiaries, Avionics Specialties, Inc. and OP Technologies, Inc., and Investors incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

10.8	Form of Warrant Certificate between the Company and Investors, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 20, 2009.

Exhibit No.	Description of Exhibit

10.9*	Employment Agreement, dated May 26, 2009, between the Company and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 29, 2009.

10.10	$4,000,000 Revolving Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.28 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.11	$3,500,000 Real Estate Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.29 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.12	$1,900,000 Equipment Term Loan Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.30 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.13	$700,000 Equipment Line of Credit Note dated as of April 30, 2010 between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.31 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.14	Security Agreement dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.32 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.15	Mortgage, Security Agreement and Assignment of Rents dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.33 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.16	Guaranty Agreement dated as of April 30, 2010 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.35 of the Company’s Current Report on Form 10-K, filed on May 3, 2010.

10.17	First Amendment to Loan Agreement dated as of January 10, 2011 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 10-K, filed on May 2, 2011.

10.18	Joint Amendment to Loan Agreement and Revolving Line of Credit Note dated as of April 29, 2011 between the Company and BMO Harris Bank, incorporated by reference to Exhibit 10.18 of the Company’s Current Report on Form 10-K, filed on May 2, 2011.

10.19	Joint Amendment to Loan Agreement and Revolving Line of Credit Note, dated as of June 27, 2011, between Aerosonic Corporation and BMO Harris Bank, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q, filed on September 12, 2011.

10.20	Second Amendment to Loan Agreement, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

10.21	Amended and Restated Revolving Line of Credit Note, dated September 26, 2011, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 30, 2011.

10.22	Amendment to Aerosonic Corporation 2012 Summary Compensation Table, as presented within the Company’s Definitive Proxy Statement on Schedule 14A, filed on May 30, 2012, incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 21, 2012.

10.23	First Amendment to Amended and Restated Revolving Line of Credit Note, dated June 15, 2012, between Aerosonic Corporation and BMO Harris Bank N.A., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 21, 2012.

10.24	Development Collaboration and Intellectual Property Agreement, dated January 21, 2013, between Aerosonic Corporation and LG CNS Co., Ltd.

10.25*	Retention Agreement, dated April 18, 2013, between the Company and Douglas J. Hillman, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

10.26*	Retention Agreement, dated April 18, 2013, between the Company and Kevin J. Purcell, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

10.27*	Retention Agreement, dated April 18, 2013, between the Company and Thomas W. Cason, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

Exhibit No.	Description of Exhibit

10.28*	Retention Agreement, dated April 18, 2013, between the Company and P. Mark Perkins, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

10.29*	Retention Agreement, dated April 18, 2013, between the Company and Scott R. Kempshall, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 22, 2013.

21	Subsidiaries of the Registrant, as of January 31, 2013

23.1	Consent of Independent Registered Public Accounting Firm-Mayer Hoffman McCann P.C.

24	Power of Attorney, incorporated into the Signature Page of the Original Filing.

31.1	Section 302 Certifications**

31.2	Section 302 Certifications**

32.1	Section 906 Certifications**

32.2	Section 906 Certifications**

*	Indicates management contract or compensatory plan
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROSONIC CORPORATION

(Registrant)

By: /s/ Douglas J. Hillman	Date: May 31, 2013
President and Chief Executive Officer (PEO)

By:/s/ Kevin J. Purcell	Date: May 31, 2013
Executive Vice President and Chief Financial Officer (PFO and PAO)