Form 10-Q
period 2013-05-03
AEROSONIC CORP /DE/
filed 2013-06-13
CIK 109471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2013

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

As of June 13, 2013, the issuer had 3,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Cautionary Note on Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements, including those set forth in our Annual Report on Form 10-K for the year ended January 31, 2013 filed with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 3,	January 31,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Accounts receivable, net	$3,552,000	$5,408,000
Income tax receivable	110,000	45,000
Inventories, net	8,136,000	8,195,000
Prepaid expenses and other current assets, net	895,000	582,000
Deferred income taxes	1,743,000	1,500,000
Total current assets	14,436,000	15,730,000
Property held for sale	1,700,000	1,700,000
Property, plant and equipment, net	4,616,000	4,534,000
Deferred income taxes	292,000	292,000
Goodwill	366,000	366,000
Other assets, net	704,000	702,000
Total assets	$22,114,000	$23,324,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,074,000	$763,000
Accounts payable, trade	1,724,000	1,439,000
Compensation and benefits	856,000	1,139,000
Accrued sales commissions	92,000	280,000
Deferred revenue	1,545,000	1,669,000
Accrued expenses and other liabilities	1,560,000	1,331,000
Deferred income taxes	25,000	25,000
Total current liabilities	6,876,000	6,646,000
Revolving credit facility	353,000	903,000
Long-term debt	2,946,000	3,511,000
Deferred income taxes	224,000	224,000
Total liabilities	10,399,000	11,284,000
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $.40 par value: authorized 8,000,000 shares; issued 4,451,101 shares and 4,397,252 shares at May 3, 2013 and January 31, 2013, respectively; outstanding 4,020,334 and 3,966,485 shares at May 3, 2013 and January 31, 2013, respectively.	1,780,000	1,759,000
Additional paid-in capital	6,503,000	6,436,000
Retained earnings	6,595,000	7,008,000
Less treasury stock: 430,767 shares at both May 3, 2013 and January 31, 2013, at cost	(3,163,000)	(3,163,000)
Total stockholders' equity	11,715,000	12,040,000
Total liabilities and stockholders' equity	$22,114,000	$23,324,000

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 3, 2013	April 27, 2012

Sales, net	$7,108,000	$7,361,000
Cost of sales	4,643,000	4,503,000
Gross profit	2,465,000	2,858,000
Selling, general and administrative expenses	3,094,000	2,138,000
Operating (loss) income	(629,000)	720,000
Other expenses:
Interest expense, net	(31,000)	(73,000)
Other income	4,000	-
	(27,000)	(73,000)
(Loss) income before income taxes	(656,000)	647,000
Income tax benefit (provision)	243,000	(234,000)
Net (loss) income	$(413,000)	$413,000

Basic (loss) earnings per share	$(0.11)	$0.11
Diluted (loss) earnings per share	$(0.11)	$0.10

Weighted average shares outstanding basic	3,840,147	3,774,304
Weighted average shares outstanding diluted	3,840,147	4,046,103

The accompanying notes are an integral part of these consolidated financial statements.

AEROSONIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 3, 2013	April 27, 2012
Cash flows from operating activities:
Net (loss) income	$(413,000)	$413,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	120,000	111,000
Amortization	4,000	49,000
Accretion on notes receivable	(5,000)	-
Provision for bad debts	31,000	210,000
Provision for obsolete and slow-moving inventory	23,000	60,000
Provision for warranty	-	35,000
Provision for contract losses	-	50,000
Stock-based compensation	56,000	36,000
(Benefit) provision for deferred income taxes	(243,000)	234,000
Changes in assets and liabilities:
Accounts receivable	1,825,000	(719,000)
Income taxes receivable	(65,000)	-
Inventories	36,000	(448,000)
Prepaid expenses and other current assets	(313,000)	(279,000)
Other assets	(1,000)	-
Accounts payable, trade	285,000	(581,000)
Compensation and benefits	(283,000)	310,000
Deferred revenue	(124,000)	-
Accrued expenses and other liabilities	41,000	546,000
Net cash provided by operating activities	974,000	27,000

Cash flows from investing activities:
Capital expenditures	(202,000)	(115,000)
Net cash used in investing activities	(202,000)	(115,000)

Cash flows from financing activities:
Net (decrease) increase in revolving credit facility	(550,000)	120,000
Principal payments on long-term debt	(254,000)	(189,000)
Proceeds from issuance of common stock	32,000	-
Net cash used in financing activities	(772,000)	(69,000)

Change in cash and cash equivalents	-	(157,000)
Cash and cash equivalents, beginning of period	-	157,000
Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Net cash paid during the period for:

Interest	$59,000	$78,000

Income taxes	$65,000	$-

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

Merger Agreement

On April 19, 2013, Aerosonic entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TransDigm Group Incorporated (“TransDigm”), a Delaware corporation, and Buccaneer Acquisition Sub Inc. (“Purchaser”), a Delaware corporation and indirect wholly-owned subsidiary of TransDigm. In accordance with the Merger Agreement, Purchaser commenced a cash tender offer on May 7, 2013 to purchase all of Aerosonic’s issued and outstanding shares of common stock, par value $0.40 per share (the “Shares”), at a price of $7.75 per Share in cash, without interest (less any applicable withholding taxes) (the “Offer Price”), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated May 7, 2013 (together with any amendments or supplements thereto, the “Offer to Purchase”) and the related Letter of Transmittal (together with any amendments or supplements thereto, the “Letter of Transmittal” and, together with the Offer to Purchase, the “Offer”). On June 5, 2013, Aerosonic and TransDigm announced the completion of the Offer. The Offer expired at 12:00 midnight, New York City time, on June 4, 2013 (the “Expiration Date”). According to American Stock Transfer & Trust Company, LLC, the depositary for the Offer, as of the Expiration Date, 3,553,830 Shares were validly tendered into and not properly withdrawn from the Offer, which represented approximately 88.4% of the outstanding Shares as of the Expiration Date (including 17,711 Shares tendered pursuant to guaranteed delivery procedures). On June 10, 2013, Purchaser merged with and into Aerosonic, with the Company surviving the merger and continuing as a wholly-owned indirect subsidiary of TransDigm (the “Merger”). For more information about the Offer and the Merger, see Item 1, Section 10 (Subsequent Events) of this Quarterly Report on Form 10-Q.

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

The Company’s principal sources of capital have been cash flows from operations and borrowings under its credit facilities (the “Credit Facility”) with BMO Harris Bank, N.A. (“BMO Harris Bank”). As more fully described in Note 7, the Company is required to comply with a number of financial and other covenants under the Credit Facility. The Company’s failure to comply with these covenants in future periods would constitute a default under the Credit Facility, which would entitle BMO Harris Bank to terminate the Company’s ability to borrow under the Credit Facility and accelerate the Company’s obligations to repay outstanding borrowings. There can be no assurance that BMO Harris Bank would agree to any future waivers or modifications. The Company was in compliance with all covenants within the Credit Facility as of the compliance period ended May 3, 2013 and for all compliance periods within fiscal year 2013.

See Item 1, Section 10 (Subsequent Events) of this Quarterly Report on Form 10-Q for more information about the termination of the Credit Facility in connection with TransDigm’s acceptance of the Offer and the Merger.

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

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates on a fiscal year that ends on January 31, consisting of four quarters, each of the first three quarters ending on the Friday of each successive 13 week period. Accordingly, all references to the first quarter mean the first quarter ended on the 13th Friday of the fiscal year. For example, references to the first quarter of fiscal year 2014 mean the quarter ended May 3, 2013.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of May 3, 2013, the consolidated statements of operations for the three months ended May 3, 2013 and the consolidated statements of cash flows for the three months ended May 3, 2013 are unaudited but include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position at such dates and our results of operations and cash flows for the periods then ended, in conformity with U.S. GAAP. The consolidated balance sheet as of January 31, 2013 has been derived from the audited consolidated financial statements at that date but, in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), does not include all of the information and notes required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending January 31, 2014. The consolidated financial statements are prepared on a basis consistent with, and should be read in conjunction with, the consolidated financial statements and related notes for the fiscal year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2013.

Adoption of New Accounting Pronouncements

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance did not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance was effective for fiscal and interim reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Periodically the Company enters into research and development contracts with customers related primarily to aircraft instruments and sensors. When the contracts provide for milestone or other interim payments, the Company will recognize revenue either under the Milestone method or the Multiple-Elements Arrangement method. Certain contracts in process during the first quarter of fiscal year 2014, presented as contracts D and E are being accounted for under the Milestone method. The Milestone method requires the Company to deem all milestone payments within each contract as either substantive or non-substantive. That conclusion is determined based upon a thorough review of each contract and the Company’s deliverables committed to in each contract. For substantive milestones, the Company concludes that upon achievement of each milestone, the amount of the corresponding defined payment is commensurate with the effort required to achieve such milestone or the value of the delivered item. The payment associated with each milestone relates solely to past performance and is deemed reasonable upon consideration of the deliverables and the payment terms within the contract. For non-substantive milestones, including advance payments, the recognition of such payments are pro-rated to the substantive milestones. Milestones may include, for example, the successful completion of design review or technical review, the submission or acceptance of technical drawings or documents, delivery of hardware, software, spares, test equipment, or completion of formal or informal testing or regulatory agency certifications. During the first quarter of fiscal year 2014, revenue recognized through the achievement of milestones amounted to $0. Milestone considerations for contracts in process during the first quarter or at May 3, 2013 include:

Contract D	Milestone consideration
Milestone 1 (Substantive)	$319,000
Milestone 2 (Substantive)	333,000
Milestone 3 (Substantive)	196,000
Milestone 4 (Substantive)	40,000
$888,000

Contract E	Milestone consideration
Milestone 1 (Non Substantive)	$187,500
Milestone 2 (Substantive)	187,500
Milestone 3 (Substantive)	318,750
Milestone 4 (Substantive)	56,250
$750,000

2.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts activity for the three months ended May 3, 2013 and April 27, 2012 was as follows:

	Three Months Ended
	May 3, 2013	April 27, 2012
Beginning balance	$403,000	$358,000
Amounts provided for	31,000	210,000
Ending balance	$434,000	$568,000

3.	Inventories – Reserve for Obsolete and Slow Moving Inventory

Inventories at May 3, 2013 and January 31, 2013 consisted of the following:

	May 3, 2013	January 31, 2013
Raw materials	$7,503,000	$7,627,000
Work in process	2,716,000	2,619,000
Finished goods	12,000	21,000
Reserve for obsolete and slow moving inventory	(2,095,000)	(2,072,000)
Inventories, net	$8,136,000	$8,195,000

The reserve for obsolete and slow moving inventory activity for the three months ended May 3, 2013 and April 27, 2012 was as follows:

	Three Months Ended
	May 3, 2013	April 27, 2012
Beginning balance	$2,072,000	$2,219,000
Amounts charged to operations	23,000	60,000
Ending balance	$2,095,000	$2,279,000

4.	Prepaid Expenses and Other Current Assets

Included in, and making up the majority of, prepaid expenses and other current assets was $404,000 and $267,000 of deferred charges related to several current engineering contracts as of May 3, 2013 and January 31, 2013, respectively. The Company has been retained for the development of customer specific engineering projects. All the contracts are short-term in nature and not expected to extend beyond twelve months. As of May 3, 2013, the deferred charges consist of $259,000 of internal engineering labor, including overhead, and $145,000 of external engineering contract labor. As of January 31, 2013, the deferred charges consist of $166,000 of internal engineering labor, including overhead, and $101,000 of external engineering contract labor. The deferred charges are offset by residual interim payments from customers of $19,000 as of both May 3, 2013 and January 31, 2013. Related to the deferred charges are accrued contract losses of $71,000 as of both May 3, 2013 and January 31, 2013, which are included in accrued expenses and other liabilities.

5.	Intangible Assets

Amortization expense related to intangible assets for the three months ended May 3, 2013 and April 27, 2012 was $0 and $40,000, respectively. Amortization expense related to capitalized debt issue costs for the three months ended May 3, 2013 and April 27, 2012 was $4,000 and $9,000, respectively. Debt issue costs, in the amount of $47,000 related to the renewal of the BMO Harris Bank debt was capitalized and is being amortized over the three-year term of the debt.

Amortization expense related to intangible assets and capitalized debt issue costs is included in selling, general and administrative expenses.

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of May 3, 2013 and January 31, 2013 consisted of the following:

	May 3, 2013	January 31, 2013
Environmental liability	$401,000	$404,000
Contract costs provision	474,000	278,000
Contract loss provision	71,000	71,000
Warranty liability	167,000	167,000
Other	447,000	411,000
Accrued expenses and other liabilities	$1,560,000	$1,331,000

7.	Long-Term Debt and Revolving Credit Facility

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

The Credit Facility is secured by substantially all assets of the Company. Details of the Credit Facility are as follows:

•	The Amended and Restated Revolving Credit Line Note provides a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest is paid monthly. The interest rate on the Amended and Restated Revolving Credit Line Note is one-month LIBOR (which was 0.19820% at May 3, 2013) plus 300 basis points. Available borrowings on the Amended and Restated Revolving Credit Line Note at May 3, 2013 were $3,647,000.
•	The Real Estate Mortgage Note, which supports a $3,500,000 first real estate mortgage loan, has a three-year term, a 15-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.
•	The Equipment Term Note, which supports a $1,900,000 term loan, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal are paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs. The Company must pay any proceeds from the sale of the Earlysville, Virginia property to BMO Harris Bank to be applied as a principal payment under the Equipment Term Note.
•	The Equipment Credit Line Note, which supports a $700,000 equipment line of credit, has a three-year term, a five-year amortization period, and the interest rate is one-month LIBOR plus 325 basis points with a 4% floor. Interest is paid monthly. Principal payments began October 2011. Proceeds are used to purchase equipment for use in the Company’s business. The Equipment Credit Line Note matures on May 1, 2014 and is presented as a current liability.

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

For the period measured as of May 3, 2013 and all periods measured during fiscal year 2013, the Company was in compliance with all covenants within the Credit Facility.

Long-term debt at May 3, 2013 and January 31, 2013 consisted of the following:

	May 3, 2013	January 31, 2013
Real Estate Mortgage Note	$2,800,000	$2,877,000
Equipment Term Note	760,000	887,000
Equipment Credit Line Note	460,000	510,000
	4,020,000	4,274,000
Less: current maturities	(1,074,000)	(763,000)
Long-term debt, less current maturities	$2,946,000	$3,511,000

Interest expense on long-term debt and the Amended and Restated Revolving Credit Line Note for the three months ended May 3, 2013 and April 27, 2012 was $31,000 and $73,000, respectively.

See Item 1, Section 10 (Subsequent Events) of this Quarterly Report on Form 10-Q for more information about the termination of the Credit Facility in connection with TransDigm’s acceptance of the Offer and the Merger.

8.	Stockholders’ Equity

(Loss) Earnings Per Share

Basic (loss) earnings per share are based upon the Company’s weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is based upon the weighted average number of common shares outstanding during each period, assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Potential common shares resulting from certain stock options were not included in the computation of diluted earnings per share for the three months ended April 27, 2012 as the exercise price of those options were greater than the market value of the common stock and inclusion of the potential common stock would be anti-dilutive and increase earnings per share. Potential common shares resulting from stock options were not included in the computation of diluted loss per share for the three months ended May 3, 2013, because the inclusion of the potential common stock would be anti-dilutive since the Company was in a net loss position and including such shares would reduce the net loss per share. Potential common stock shares from stock options and warrants, which were included in the computation of diluted earnings per share for the three months ended May 3, 2013 and the three months ended April 27, 2012, were accounted for using the treasury stock method. Stock options and warrants outstanding as of May 3, 2013 amounted to 600,100 shares.

9.	Commitments and Contingencies

Litigation

From time to time, the Company may be involved in certain claims and legal actions arising in the ordinary course of business. As of May 3, 2013, there were no claims or legal actions that management believes will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental

In preparation for the sale of the Earlysville, Virginia facility, the Company engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. During fiscal year 2013, the Company signed an administrative order on consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative order on consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study. As a result of the initial and subsequent surveys, the Company’s responsibility for the remaining contamination treatment, future monitoring, oversight and other related costs is estimated at $401,000 as of May 3, 2013. The Company has capitalized these costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three months ended May 3, 2013 totaled $3,000 and costs incurred during the three months ended April 27, 2012 totaled $0. At this time, the Company cannot predict how much, if any, it will incur for more costs in fiscal year 2014.

U.S. Government Defense Budget/ Sequestration

In August 2011, the Budget Control Act (The Act) reduced the United States defense top line budget by approximately $490 billion through 2021. The Act further reduced the defense top line budget by an additional $500 billion through 2021 if Congress did not enact $1.2 trillion in further budget reductions by January 15, 2012. Should Congress in future years provide funding above the yearly spending limits of The Act, sequestration will automatically take effect and cancel any excess amount above the limits. The annual spending limits of The Act will remain in place until current law is changed. On March 1, 2013, sequestration was implemented for the U.S. government fiscal year 2013 (FY2013), canceling $42.7 billion of planned U.S. defense budgetary spending. The Office of Management and Budget (OMB) subsequently issued a report to Congress listing illustrative cuts which equal a 7.8% reduction in FY2013 non-exempt defense discretionary funding and a 5.0% reduction in non-exempt nondefense discretionary funding. However, as noted in the OMB report, the effective reduction in funds would be approximately 13% for non-exempt defense programs and 9% for non-exempt nondefense programs if implemented over the seven-month period from March 1, 2013 to September 30, 2013.

While the OMB report and other communications with the United States Department of Defense ( U.S. DoD ) indicate that there would likely be reductions to the Company’s defense business, the U.S. DoD is in the process of identifying specific program and contract reductions required by the FY2013 sequestration order. As such, at this time the Company cannot determine how sequestration will impact the Company's specific programs and contracts. Any reductions, cancellations or delays impacting existing contracts or programs could have a material effect on the Company’s results of operations, financial position and/or cash flows.

Commitments

There have been no material changes to our purchase and lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013. Total rent expense under the facility lease in Charlottesville, Virginia for the three months ended May 3, 2013 and April 27, 2012 was $0 and $43,000, respectively. A majority of those costs are included in cost of sales while the balance is included in selling, general and administrative expenses. The lease term of the facility in Charlottesville, Virginia expired in December 2012.

On August 2, 2012, the Company entered into a stand-by letter of credit agreement with BMO Harris Bank in the amount of $187,500 related to our commitment for the repayment of a cash advance from a certain customer upon our failure to timely perform. This agreement had no effect on reducing the amount of credit available on the Amended and Restated Revolving Credit Line Note as of May 3, 2013. As a result of the Company’s timely performance during fiscal year 2013, the stand-by letter of credit is void. In addition, the Company guaranteed 10% of the contract price, or $75,000, should the Company fail to deliver hardware. The contract subjects the Company to liquidated damages, limited to 10% of the total amount paid to the seller to date, for failure to timely deliver hardware. As of May 3, 2013, the Company expects to timely perform on the contract and avoid all contract damage.

10.	Subsequent Events

Termination of Credit Facility

In connection with TransDigm’s acceptance of the Offer and the Merger, on June 5, 2013, Aerosonic repaid to the Lender in full all outstanding balances under the Credit Facility, together with interest and all other amounts due in connection with such repayment, under the Loan Agreement and related loan documents.

Tender Offer by TransDigm and Merger

On June 5, 2013, Aerosonic and TransDigm announced the completion of the Offer. The Offer expired on the Expiration Date. According to American Stock Transfer & Trust Company, LLC, the depositary for the Offer, as of the Expiration Date, 3,553,830 Shares were validly tendered into and not properly withdrawn from the Offer, which represented approximately 88.4% of the outstanding Shares as of the Expiration Date (including 17,711 Shares tendered pursuant to guaranteed delivery procedures). On June 10, 2013, pursuant to the Merger Agreement, Purchaser exercised its “top-up” option to purchase directly from Aerosonic an additional number of Shares sufficient to enable Purchaser to effect a short-form merger under Delaware law. Accordingly, Aerosonic issued 900,000 Shares (the “Top-Up Shares”) to Purchaser, at a price of $7.75 per Share. Purchaser paid for the Top-Up Shares by delivery of cash equal to $360,000 (representing the aggregate par value of the Top-Up Shares) and a promissory note for the balance of the consideration due in exchange for the Top-Up Shares. The Top-Up Shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering. On June 10, 2013, Purchaser merged with and into Aerosonic, with Aerosonic surviving the Merger and continuing as a wholly-owned indirect subsidiary of TransDigm.

Upon the effectiveness of the Merger, each outstanding Share, other than (i) Shares owned, directly or indirectly, by Parent or Purchaser or held by Aerosonic, all of which were cancelled and cease to exist, and (ii) Shares held by Aerosonic’s stockholders who properly exercise their appraisal rights under Section 262 of the Delaware General Corporation Law, was converted into the right to receive an amount of cash equal to the Offer Price, without interest (less any applicable withholding tax).

In connection with the transactions contemplated by the Merger Agreement, each of Douglas J. Hillman, P. Mark Perkins, Roy Robinson, Donald Russell and Thomas E. Whytas, Jr. has resigned or been replaced as a director. As of the June 10, 2013, Aerosonic’s directors are Raymond Laubenthal and Gregory Rufus.

On June 11, 2013, the NYSE MKT filed with the SEC a Form 25, Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to delist and deregister the Shares.  Upon effectiveness of such Form 25, Aerosonic intends to file with the SEC a Certification on Form 15 under the Exchange Act to suspend Aerosonic’s remaining reporting obligations under the Exchange Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) is provided to help provide an understanding of our business, financial condition, changes in financial condition and results of operations. The following should be read in conjunction with our unaudited Consolidated Financial Statements, the notes thereto, the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K filed with the SEC on May 1, 2013. Our MD&A is organized as follows:

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

Liquidity and Capital Resources. This section provides an analysis of cash flows, a discussion of outstanding debt, working capital and capital expenditures, and commitments, both firm and contingent, that existed as of May 3, 2013, and trends, demands, events and uncertainties with respect to our ability to finance our continuing operations.

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

The trend in the aerospace industry continues toward digital cockpits and away from mechanical cockpit instrumentation that was our foundation. During the first three months of fiscal year 2014, we continued to make progress in our ability to design and manufacture digital instrumentation that is integrated into cockpit flight management systems. We maintained and strengthened our commitment to research and development to further enhance our product line as we anticipate continued movement toward digital cockpits in the aerospace industry. Our new OASIS® multi-function standby display is being promoted in support of this trend. We plan to position ourselves such that we continue to offer both digital and mechanical instrumentation solutions to our customers. While we believe that this strategy will, over time, strengthen our position in the aerospace industry, we cannot guarantee that this strategy will be successful or that we will have access to the capital resources needed to fully support this strategy.

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

While we believe the prospects for our financial performance to be very good over the long term, we continue to work our way through short-term challenges which may cause our financial results to vary on a quarterly basis. Our backlog of firm orders, not including options, as of May 3, 2013 is $29.0 million, a decrease of $1.3 million when compared to the $30.3 million backlog as of January 31, 2013.

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

Three months ended May 3, 2013 and April 27, 2012:

Net sales for the first quarter of fiscal year 2014 decreased $253,000, or 3.4%, to $7,108,000 when compared to $7,361,000 for the first quarter of fiscal year 2013. During the first quarter of fiscal year 2014, the net sales decreased from the prior year on sales of development services and spares, partially offset by increased sales of repairs, sensor products, and mechanical products. Our net sales continue to be impacted by the ongoing recession in the business jet and general aviation markets.

Cost of sales for the first quarter of fiscal year 2014 increased $140,000, or 3.1%, to $4,643,000 when compared to $4,503,000 for the first quarter of fiscal year 2013. Gross profit as a percentage of sales for the first quarter of fiscal year 2014 was 34.7% versus 38.8% for the first quarter of fiscal year 2013. The three-month comparative decrease in gross profit as a percent of sales was primarily due to (a) decreased variable margin due to the lower sales volume and (b) favorable pricing on certain customer orders, particularly in spares and repairs, during the first quarter of fiscal year 2013.

Selling, general and administrative expenses for the first quarter of fiscal year 2014 were $3,094,000, an increase of $956,000 from the first quarter of fiscal year 2013 of $2,138,000. The increase in expenses was primarily due to (a) a $557,000 increase in independent research and development (IR&D) spending and (b) $374,000 of costs incurred relating the pending acquisition of the Company.

We reported an operating loss during the first quarter of fiscal year 2014 of ($629,000), or 8.8% of net sales, compared to operating income of $720,000, or 9.8% of net sales, in the prior year’s first quarter. This decrease in operating income is primarily attributable to the lower net sales and decreased gross margin percentage as described above, further impacted by the higher selling, general and administrative costs.

Interest expense, net, decreased $42,000 for the first quarter of fiscal year 2014 when compared to the first quarter of fiscal year 2013 primarily due to lower interest expense on reduced debt levels.

Loss before income taxes was ($656,000) in the first quarter of fiscal year 2014 versus income before income taxes of $647,000 in the first quarter of fiscal year 2013. For the quarter ended May 3, 2013, net loss was ($413,000) or ($0.11) basic and diluted loss per share, versus net income of $413,000, or $0.11 basic and $0.10 diluted earnings per share for the quarter ended April 27, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of capital have been cash flow from operations and borrowings under the Credit Facility described below. As of both May 3, 2013 and January 31, 2013, we had $0 in cash and cash equivalents. In addition, as of May 3, 2013, we had $3,647,000 available under our Credit Facility, compared to $3,097,000 available as of January 31, 2013.

Our cash provided by operating activities was $974,000 for the three months ended May 3, 2013, an increase in cash provided of $947,000 compared to cash provided of $27,000 for the three months ended April 27, 2012. This net increase in cash provided by operating activities is primarily attributable to increases in cash provided by operating activities of:

•	$2,544,000 from decreased accounts receivables of $1,825,000, net of a $31,000 provision for bad debts at May 3, 2013 compared to increased accounts receivables of $719,000, net of a $210,000 provision for bad debts, at April 27, 2012,

•	$866,000 from increased accounts payable at May 3, 2013 of $285,000 compared to decreased accounts payable at April 27, 2012 of $581,000 and

•	$484,000 from decreased inventory of $36,000 at May3, 2013 compared to increased inventory at April 27, 2012 of $448,000;

Partially offset by increases in cash used in operating activities of:

•	$826,000 from decreased operating net loss in fiscal year 2014 of $413,000 when compared to operating net income in fiscal year 2013 of $413,000,

•	$593,000 for decreased accrued compensation and benefits of $283,000 as of May 3, 2013 when compared to increased accrued compensation and benefits of $310,000 as of April 27, 2012,

•	$505,000 as presented by increased accrued expenses and other liabilities at May 3, 2013 of $41,000, due primarily to the provision of accrued contract costs related to uncompleted engineering contracts during the first three months of fiscal year 2014, when compared to the change in accrued expenses and other liabilities at April 27, 2012 of $546,000, due primarily to the provision of accrued contract losses related to engineering contracts in process in fiscal year 2013 and

•	$477,000 from decreased provision for deferred income taxes of $243,000 for the three months ended May 3, 2013 compared to increased provision for deferred income taxes of $234,000 for the three months ended April 27, 2012.

Our cash used in investing activities increased $87,000 for the three months ended May 3, 2013 compared to the three months ended April 27, 2012 due solely to capital improvements and equipment additions of $202,000 during the three months ended May 3, 2013 compared to capital improvements and equipment additions of $115,000 during the three months ended April 27, 2012.

Our cash used in financing activities for the three months ended May 3, 2013 was $772,000 compared to cash used in financing activities for the three months ended April 27, 2012 of $69,000. The change was attributable to $670,000 of additional payments against the Amended and Restated Revolving Credit Line Note and $65,000 of increased long-term debt repayment.

Our days sales in accounts receivable decreased to 45 days at May 3, 2013, down from 64 days at January 31, 2013, due in large part to receipt of delayed customer payments. With increased spending on a) research and development efforts and b) merger transaction, our outstanding account payable balances with operational suppliers increased as days purchases in accounts payable increased to 35 days at May 3, 2013, up from 26 days at January 31, 2013. Due to our past payment history, we continue to be challenged to maintain favorable payment terms with certain suppliers.

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

Working Capital and Capital Expenditures

Our working capital at May 3, 2013 was $7,560,000 compared to $9,084,000 at January 31, 2013. This decrease in working capital of $1,524,000 as of May 3, 2013 relates, in part, to (a) a reduction in accounts receivable of $1,856,000, (b) a reclassification of $311,000 of long-term debt from non-current liabilities to current liabilities as the Equipment Credit Line Note matures on May 1, 2014, (c) an increase in accounts payable of $285,000 due to pending merger costs and (d) an increase in accrued expenses of $229,000 also due primarily to pending merger costs. These decreases to working capital are offset, in part, by (a) an increase in prepaid expenses, due primarily to the financing of insurance premiums, (b) a decrease to accrued compensation and benefits of $283,000, due primarily to the payout of bonus’ and (c) an increase to deferred income taxes of $243,000 due to the fiscal year 2014 first quarter operating loss.

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

Our capital expenditures for the first three months ended May 3, 2013 were $202,000, compared to $115,000 for the first three months ended April 27, 2012. Capital expenditures for the first three months ended May 3, 2013 consisted primarily of computer hardware and software acquisitions. Historically, our capital budget was intended to replace fixed asset equipment as needed and to take advantage of technological improvements that would improve productivity. We continue to replace certain critical fixtures, environmental test chambers and testing equipment that we lost in the August, 2008 fire during fiscal years 2014 and 2013. Additionally, we renovated and reconfigured our Florida production facility in those years to accommodate equipment previously located in our building destroyed in the fire.

Credit Facility

We were party to a Loan Agreement (the “Loan Agreement”) with BMO Harris Bank (the “Lender”) with a maximum amount of credit facilities (the “Credit Facility”) available to us of $10,100,000. The Loan Agreement provided for (a) a $4,000,000 revolving line of credit, pursuant to a revolving line of credit note in the original principal amount of up to $4,000,000 (the “Revolving Credit Line Note”), (b) a $3,500,000 first real estate mortgage loan, (c) a $1,900,000 term loan and (d) a $700,000 equipment line of credit. The Credit Facility was secured by substantially all of our assets. See Note 7 of “Notes to Consolidated Financial Statements”.

The Credit Facility was secured by substantially all assets of the Company. Details of the Credit Facility were as follows:

•	The Amended and Restated Revolving Credit Line Note provided a line of credit in an amount equal to the lesser of (a) the Revolving Credit Limit of $4,000,000; or (b) a Borrowing Base determined based on eligible accounts receivable and inventory. Interest was paid monthly. The interest rate on the Amended and Restated Revolving Credit Line Note was one-month LIBOR (which was 0.19820% at May 3, 2013) plus 300 basis points. Available borrowings on the Amended and Restated Revolving Credit Line Note at May 3, 2013 were $3,647,000.
•	The Real Estate Mortgage Note, which supported a $3,500,000 first real estate mortgage loan, had a three-year term, a 15-year amortization period, and the interest rate was one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal were paid monthly. The proceeds of the Real Estate Mortgage Note were used for refinancing an existing loan relating to the Clearwater, Florida property and for working capital and capital expenditure needs.
•	The Equipment Term Note, which supported a $1,900,000 term loan, had a three-year term, a five-year amortization period, and the interest rate was one-month LIBOR plus 340 basis points with a 4% floor. Interest and principal were paid monthly. The proceeds of the Equipment Term Note were used for refinancing an existing loan relating to the Earlysville, Virginia property and for working capital and capital expenditure needs.
•	The Equipment Credit Line Note, which supported a $700,000 equipment line of credit, had a three-year term, a five-year amortization period, and the interest rate was one-month LIBOR plus 325 basis points with a 4% floor. Interest was paid monthly. Principal payments began October 2011. Proceeds were used to purchase equipment for use in the Company’s business.

The Credit Facility contained certain financial and other restrictive covenants, including the requirement to maintain: (i) minimum Total Stockholders’ Equity; (ii) a ratio of Funded Debt to EBITDA; and (iii) a Fixed Charge Coverage Ratio. See Note 7 of “Notes to Consolidated Financial Statements”.

On January 31, 2013, we entered into an amendment (the “Third Amendment”) to the Loan Agreement.  The Amendment (a) renewed to January 31, 2016, the maturity date of the Amended and Restated Revolving Credit Line Note in the amount of $4 million; (b) renewed to May 1, 2015, the maturity date of the Equipment Term Note in the amount of $887,000, and (c) renewed to January 31, 2018, the maturity date of the Real Estate Mortgage Note in the approximate amount of $2,877,000. Except as amended to extend their respective maturities, the new notes contained the same terms and conditions as the promissory notes that they replaced.

For the period measured as of May 3, 2013 and all periods measured during fiscal year 2013, we were in compliance with all covenants within the Credit Facility.

See Item 1, Section 10 (Subsequent Events) of this Quarterly Report on Form 10-Q for more information about the termination of the Credit Facility in connection with TransDigm’s acceptance of the Offer and the Merger.

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

Property Held for Sale

Property held for sale is reported at the lower of its carrying amount or fair value less cost to sell. Depreciation on property held for sale is discontinued at the time the criteria, established by U.S. GAAP, are met. The Earlysville, Virginia property is presently held for sale. The property consists of a 53,000 square foot manufacturing facility on approximately 12 acres of land. In preparation for the sale of the Earlysville, Virginia facility, we engaged an environmental consulting firm to survey the property for any possible soil or groundwater contamination. This survey revealed impacts to both shallow soils and groundwater that may have resulted from the accidental loss of solvents by a former owner of the property. During fiscal year 2013, we signed an administrative order on consent with the U.S. Environmental Protection Agency to provide the former owner with access to the property and the former owner of the property signed an administrative order on consent with the U.S. Environmental Protection Agency for completion of a contamination characterization study. As a result of the initial and subsequent surveys, our responsibility for the remaining contamination treatment, future monitoring, oversight and other related costs is estimated at $401,000 as of May 3, 2013. We have capitalized these costs as an increase to property held for sale, net, since such costs will be incurred in preparation for the sale of the Earlysville, Virginia facility and will not result in a carrying value in excess of the estimated fair value less cost to sell. Costs incurred during the three months ended May 3, 2013 and April 27, 2012 totaled $3,000 and $0, respectively. At this time, we cannot predict how much, if any, we will incur for more costs in fiscal year 2014.

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

Long-Lived Assets

We periodically evaluate long-lived assets for potential impairment and will record an impairment charge whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. As of May 3, 2013 and January 31, 2013, we do not believe that any assets are impaired.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of U.S. GAAP using the modified-prospective-transition method which requires us to recognize compensation expense on a prospective basis. U.S. GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. Under this method, in addition to reflecting compensation for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosure in prior periods. The stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of operations. During the three months ended May 3, 2013 and April 27, 2012, the Company recorded stock-based compensation, including director-fees expense, of $56,000 and $21,000, respectively.

Stock issued in payment for services provided by members of the board of directors is expensed in the period the services are provided. During both fiscal years ended May3, 2013 and April 27, 2012, the Company recorded director-fees expense, through the issuance of stock, of $15,000.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements except as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations

There have been no material changes to our contractual obligations from that disclosed in our Annual Report on Form 10-K for the year ended January 31, 2013.

Adoption of New Accounting Pronouncements

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, we have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We have determined that this new guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued guidance on the Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). This guidance was effective for fiscal and interim reporting periods beginning after December 15, 2012. We have determined that this new guidance did not have a material effect on our consolidated financial statements.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 3, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.1

Second Amended and Restated Certificate of Incorporation of Aerosonic Corporation, dated June 5, 2013, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 11, 2013.

3.2	Second Amended and Restated Bylaws of Aerosonic Corporation, dated June 5, 2013, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on June 11, 2013.

31.1	Section 302 Certification.

31.2	Section 302 Certification.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: June 13, 2013

AEROSONIC CORPORATION

/s/ Douglas J. Hillman
Douglas J. Hillman
President and Chief Executive Officer

Date: June 13, 2013

AEROSONIC CORPORATION

/s/ Kevin J. Purcell
Kevin J. Purcell
Executive Vice President and
Chief Financial Officer

